Form 10-K
period 1999-12-31
ASD SYSTEMS INC
filed 2000-03-30
CIK 1080029

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                             --------------------

                                   FORM 10-K


       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                      OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 000-27945

                               ASD SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

          Texas                                              75-2737041
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

3737 Grader Street, Suite 110, Garland, Texas                  75041
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: 214.348.7200
                             --------------------
       Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001
                             --------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [ ]

At February 29, 2000, the aggregate market value of the voting stock held by non-affiliates was approximately $59,991,296.

At February 29, 2000, 21,097,400 shares of common stock were outstanding.
                              -----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 12, 2000 are incorporated by reference into Part III.

                               ASD SYSTEMS, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1999

                               Table of Contents

                                                                            Page
                                                                            ----
                                    PART I.

Item 1.    Business........................................................   1

Item 2.    Properties......................................................  10

Item 3.    Legal Proceedings...............................................  10

Item 4.    Submission of Matters to a Vote of Security Holders.............  10

                                   PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................  11

Item 6.    Selected Financial Data.........................................  15

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  17

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......  33

Item 8.    Financial Statements and Supplementary Data.....................  34

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................  57

                                   PART III.

Item 10.   Directors and Executive Officers of the Registrant..............  57

Item 11.   Executive Compensation..........................................  57

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management......................................................  57

Item 13.   Certain Relationships and Related Transactions..................  57

                                   PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.....................................................  58


Signatures  ...............................................................  59

                                    PART I.

ITEM 1.  BUSINESS

          The following discussion of our business contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Related to Our Business," "--Risks Related to Our Industry" and "--Other Risks," as well as elsewhere in this Form 10-K.

General

          ASD Systems, Inc. offers software and service solutions that enable Internet retailers and direct marketing businesses to outsource their order management and fulfillment operations. Fulfillment operations, which are conducted at warehouses and other types of facilities, include all of the activities necessary to pick, pack and ship a customer's order. Our systems automate and integrate in real-time Web sites, call centers, fulfillment centers and vendors. We have assembled a network of call centers and fulfillment centers which, as of February 29, 2000, consisted of one company-owned call center, four third-party call centers, one company-owned fulfillment center and seven third-party fulfillment centers. Our network can increase or decrease in size and services offered to meet the specific needs of our clients. Our systems and services offer our clients an alternative to the costs, complexities and risks associated with developing and maintaining these commerce-related operations in-house. Our systems and services are priced on a per-transaction basis, reducing our clients' initial infrastructure costs and speeding their time to market, while providing us with recurring revenue.

          Our systems integrate multiple sales channels, including Web sites and call centers, thus giving our clients' customers greater control over their shopping experience. The customer can research products, access real-time item availability and pay for the order through either a Web site or by calling a customer service representative in any of our integrated call centers. The customer can then either visit the Web site or call an 800 number for customer service or real-time order status, regardless of how the order was originally entered. Once the order is placed, our systems route the order to the fulfillment center closest to the customer or drop-ship vendor, reducing shipping costs and time-in-transit. For clients that have retail stores, we expect to expand the functionality of our systems to further enhance the shopping experience by integrating the stores into our systems. We anticipate that this integration will give our clients' customers the added option of confirming availability and price at the closest retail store.

          The order management and fulfillment business currently operated by us was commenced in January 1995 by Athletic Supply of Dallas, Inc. Athletic Supply of Dallas, Inc. was a direct marketing cataloger for a variety of sports merchandise, including licensed sports products of the NFL, NHL, NBA and Major League Baseball and the Sears "My Team" catalogs. In January 1995, Athletic Supply of Dallas began providing order management and fulfillment services relating to the Craftsman Power and Hand Tool and Home Healthcare catalogs using the proprietary software that had been developed for its own catalog operations. On December 20, 1996, Athletic Supply of Dallas, Inc. was sold, in its entirety, to Genesis Direct, Inc. On October 14, 1997, ASD Partners, Ltd., a limited partnership controlled by Norman Charney (our Chairman and Chief Executive Officer), acquired all of the software, the call center and fulfillment center assets and the Sears contracts previously owned by Athletic Supply of Dallas from Genesis Direct, Inc. Effective January 1, 1998, ASD Partners, Ltd. transferred this business to ASD Systems, Inc. in connection with our conversion into a corporation.

          Our principal executive offices are located at 3737 Grader Street, Suite 110, Garland, Texas 75041 and our telephone number at this location is 214.348.7200.

The ASD Systems Solution

          Traditionally, Internet retailers and direct marketing companies have had two alternatives when developing order management and fulfillment operations:

 .         In-House Alternative. First, these enterprises could develop the necessary operations in-house. This approach, however, has been generally complicated by significant initial and continuing costs and delayed time to market. In addition, most in-house operations do not provide real-time systems integration or an infrastructure that can expand or contract on demand.

 .         Traditional Outsourcing Alternative. Secondly, Internet retailers and direct marketing companies could choose to outsource their commerce-related operations. In these situations, companies have traditionally sought solutions from a variety of service providers including software companies, technology consultants, call centers, fulfillment centers and Web developers. However, the ability to provide and integrate these functions has typically been beyond the capabilities of most single-function service providers and has therefore required companies to outsource their operations to multiple nonintegrated providers.

          We believe that our solution offers the following benefits to Internet retailers and direct marketing companies for outsourcing their commerce-related operations:

 .         Cost savings and faster time to market. By outsourcing their commerce-
          related operations to us, our clients avoid the significant initial and ongoing capital investments associated with acquiring and maintaining the necessary systems and facilities. Because our clients pay for our services as they are needed, their operating costs are generally lower and more predictable. Additionally, our network of strategically located fulfillment centers allows our clients to reduce shipping costs and decrease time in transit by shipping from multiple locations. Furthermore, our systems and services permit businesses to expand their existing operations or enter into new markets on an accelerated time frame by eliminating the time they would require to develop their own commerce-related operations.

 .         Comprehensive and reliable outsourced operations. Using our systems, we actively manage and integrate in real-time Web sites, call centers, fulfillment centers and vendors. We believe that a single source solution provides our clients with greater efficiency, higher customer service levels and greater management control. We believe that the comprehensive nature of our solution allows our clients to remain focused on their core competencies.

 .         Capacity that can expand and contract with the clients' changing needs. Our systems and network of call centers and fulfillment centers can increase or decrease in size and services offered to meet our clients' changing requirements. We maintain relationships with multiple third-party call centers and fulfillment centers that have been integrated with our systems to provide our clients with the ability to expand and contract their operations as necessary. We enhance this network of service providers as necessary to support the requirements of our clients. We also ship from additional warehouses that are owned by, or under contract with, our clients. Our systems can also be expanded to support our network as needed. We believe that our clients directly benefit from our flexible solution because they are ensured of the appropriate processing capacity at each stage of their business life cycle.

 .         High levels of customer service. One of our service objectives is to differentiate our clients by enabling them to provide high levels of customer service. Toward that end, we recently instituted a Best Practices Initiative to review and improve our customer service levels on an ongoing basis. Our systems are designed to allow our clients' customers to access inventory availability, order status details and delivery information through either a call center representative or the client's Web site. At engagement, each client is assigned an account team consisting of technical, systems and customer support personnel. Through these processes, we work with the client as requested to customize our services and systems in order to create a feature set that meets the client's needs, including the ability to control inventory, service its customers and maintain the efficiency of their commerce-related operations.

Our Services

          Our systems and services allow our clients to outsource some or all of their commerce-related operations. We typically charge on a per-transaction basis for systems processing, on a per-minute basis for call center services and on a per-item basis for fulfillment services. Additional fees are billed for other services.

          Systems Services

          Our systems support and integrate order capturing, processing and fulfillment. We do not sell or license our software on a stand-alone basis; rather, we install and operate our systems as a service. Our systems services include customizing our software solution to meet the clients' needs, integrating applications, managing data centers and supporting networks for our clients. Our systems also form the foundation for our expandable call center and fulfillment center services. While some of our clients use their own call center services or fulfillment center services, all of our clients use our systems services.

          We have invested significant resources in developing and improving the proprietary software currently used by us in our operations. This application automates and integrates each of the key commerce-related operations and consists of the following three modules:

        Order-entry module                         Processing module                         Fulfillment module
----------------------------------            ----------------------------              ----------------------------
 .  Order entry through both Web               .  Order routing                          .  Inventory control and
   sites and call centers                     .  Credit card processing                    replenishment
 .  Customer service from both Web             .  Back order processing                  .  Purchase order management
   sites and call centers                     .  Payment settlement                     .  Invoice generation
                                              .  Forecasting                            .  Pick, pack and ship processing
                                                                                        .  Manifest generation
                                                                                        .  Returns processing

          Our systems also integrate vendors using online or electronic data interchange capabilities. As a result, our systems provide access to both order and inventory status. In addition, our systems generate summary reports for our clients that are posted on the Internet so that they may be retrieved from remote and multiple locations.

          Our payments processing services support both traditional call center payment processing as well as Web site payment processing. We also handle credit denials. We provide the systems module and conduct and manage the payment processing function.

          Our data center supports around-the-clock systems hosting and maintenance and has a help desk for clients' inquiries. Certain systems installations also have built-in redundancy that enables remote call centers and fulfillment centers to remain fully operable should connectivity be lost.

          Call Center Services

          Our call center services include both order acquisition and post-sale customer support. At February 29, 2000, our call center network was comprised of one company-owned call center and four third-party call centers. Three of the third-party call centers in our network traditionally have been dedicated to servicing the needs of our largest client. We contract with third-party call centers that meet our criteria of service standards, financial stability, available capacity and systems compatibility. The third-party call centers use our call center software and are integrated into our network. As a result, our third-party call centers are able to provide customers with real-time customer support -- regardless of whether the order originated in that call center, in another call center or over the

Web. Each third-party call center is evaluated, trained and continuously monitored by us to ensure that it adheres to the standards established by us and our clients. The involvement of our third-party call centers in servicing a client is transparent because each is fully integrated and each provides the same high standards of service.

          Our call-center network can be expanded and customized to meet the particular service needs and capacity requirements of Internet retailers and direct marketing companies. Our network can either provide supplementary call center services for clients whose centers are running at capacity or can support the entire call center needs for our clients. Our call center services are available 24 hours per day, 365 days per year.

          Our internal call center handled approximately 57% of all calls received during the year ended December 31, 1999, and our network of third-party call centers handled the remaining 43% of calls received during that period. We anticipate that the percentage of calls handled by our internal call center will decrease over time if the demand for our services increases and we add additional third-party call centers to our network.

          Fulfillment Services

          At February 29, 2000, our fulfillment center network was comprised of one company-owned fulfillment center and seven third-party fulfillment centers. One of the third-party fulfillment centers in our network traditionally has been dedicated to servicing the needs of our largest client. We contract with third-party fulfillment centers that meet our criteria of service standards, financial stability, available capacity and system compatibility. Our third-party fulfillment network can expand as our clients' needs grow. At February 29, 2000, we maintained relationships with third-party fulfillment centers located in Sparks, Nevada; Indianapolis, Indiana; Harrisburg, Pennsylvania; Atlanta, Georgia; Los Angeles, California; and two centers in Chicago, Illinois. This network of third-party fulfillment centers allows our clients to reduce shipping costs and decrease time in transit by shipping from multiple locations. When an order is entered either through a Web site or call center, our systems locate the fulfillment center closest to the customer that has the item in stock. Consequently, the customer gets the order more quickly without paying a premium for delivery.

          Our third-party fulfillment centers are fully integrated into our systems. Therefore, these fulfillment centers are capable of facilitating real-time fulfillment, order status, inventory allocations and physical inventory counts. Each third-party fulfillment center is evaluated, trained and continuously monitored by us to ensure that it adheres to the standards established by us and our clients. As with our network of third-party call centers, a third-party fulfillment center's involvement in servicing a client is transparent because each is fully integrated and each provides the same high standards of service.

          Our third-party fulfillment center network can be expanded and customized to meet the particular service needs and capacity requirements of our clients. Our fulfillment centers:

          .    facilitate real-time order tracking;

          .    accommodate semi- and fully-automated picking methods;

          . offer specialized services such as customized packaging, gift wrapping and product personalization;

          .    integrate with various shipping carriers; and

          . provide inventory management services such as purchasing, receiving, returns processing and replenishment.

          Our fulfillment services are designed to assist our clients in achieving their objectives for inventory levels and initial fill rates. Initial fill rates are the rates at which inventory is in stock when a customer first orders the item. Our solutions provide access to a team of experienced inventory managers who are available to ensure that product is available for order fulfillment. The account managers use our systems to streamline inventory replenishment, thereby minimizing back orders.

          Our internal fulfillment center handled approximately 50% of all items shipped during the year ended December 31, 1999, and our network of third-party fulfillment centers handled the remaining 50% of items shipped during that period. We anticipate that the percentage of items shipped by our internal fulfillment center will decrease over time if the demand for our services increases and we add additional third-party fulfillment centers to our network.

          Other Services

          Client management. Each client is assigned an account team consisting of account managers, data administrators, programmers and one or more help desk representatives. In addition, technical support is provided by our data center, which monitors network operations 24 hours per day, 365 days per year. This team ensures that client requests are met promptly and issues are resolved as quickly as possible. Our account team is responsible for meeting with clients' management on strategic planning issues, such as improving inventory turns and generating cross-sell opportunities. Our client services team is experienced in direct marketing operations and applies its collective experience and knowledge to improving each client's operations.

          Web site related services. We also provide Web site design and hosting services in addition to our systems services. Traditionally, we have partnered with a third-party Web design firm when necessary.

          Consulting services. We offer consulting services on an as-needed basis to potential clients to help them understand and define their order management and fulfillment needs and to demonstrate how our services and systems could support those needs.

Client Relationships

          For the fiscal years ended December 31, 1998 and December 31, 1999, Sears, our largest client, accounted for approximately 84% and 54% of our gross revenues, respectively. The termination by one or any number of our clients, or the failure by our clients to renew the terms of their contracts, may have a material adverse effect on our business, including our financial performance and revenue stream, or may result in the loss of an important client reference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Risks Related to Our Business -- Sears currently represents a significant majority of our business and our success depends in part on our ability to retain them as a client" and "-- Our significant client contracts are either short-term or terminable with minimal notice."

          Since October 1, 1999, our business relationships with four clients have terminated. The loss of these clients will result in the loss of recurring revenues previously expected from them. Furthermore, these terminations have resulted in certain increased bad debt expense and settlement costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Collection of Accounts Receivable." For the year ended December 31, 1999, total revenues generated from terminating clients amounted to approximately 36% of gross revenues during that period. e4L, Inc. and The Original Honey Baked Ham Company of Georgia, Inc., two of such terminating clients, accounted for approximately 22% and 9%, respectively, of total revenues for the year. No other terminating client accounted for 5% or more of our total revenues for the year ended December 31, 1999. Partly in response to these terminations, we have implemented a Best Practices Initiative to review and improve our customer service levels on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Risks Related to Our Business -- The recent loss of certain clients will result in the loss of recurring revenue from these clients," "-- We may not be able to satisfy the unique and sophisticated requirements of our clients" and "--Our contracts may be terminated and we may be exposed to potential liability for actual or perceived failure to provide required services."

Sales and Marketing

          Sales Strategy

          Direct sales channel. A majority of our sales and marketing efforts are focused on our direct sales channel, which we have identified to include Internet retailers and direct marketing companies. Within this channel, we believe that Internet retailers will provide us with the greatest opportunity for growth. We intend to add additional sales professionals to our sales organization during 2000. In this regard, we are actively conducting a nationwide search for an Executive Vice President - Sales to assume responsibility for our direct sales channel. As of February 29, 2000, we had a sales organization consisting of 11 sales professionals with an average of more than 10 years of sales experience. As of February 29, 2000, we also maintained two additional senior outside sales consultants to supplement our sales force.

          Indirect sales channel. We are also committed to expanding our indirect sales channel by forming additional relationships with Web developers, systems integrators, Internet consultants, technology companies, call centers and fulfillment centers:

          . Web developers. We believe that our comprehensive service offering strongly complements a Web developer's efforts and capabilities. While a Web developer specializes in front-end Web design and marketing, we specialize in providing the order management and fulfillment systems and services supporting the commerce-related operations.

          . Systems integrators and Internet consultants. We believe that systems integrators and Internet consultants are actively seeking outsourcing solutions to support their clients' operations. As a result, we anticipate that these entities will find our comprehensive service offering an attractive alternative.

          . Technology companies. We believe that there are numerous software companies, Web-hosting companies, Internet service providers and value-added resellers targeting our potential clients. We believe that we can assist these enterprises in differentiating themselves from their competitors by providing additional services to complete their proposed solutions.

          . Call centers and fulfillment centers. We anticipate that our network of call centers and fulfillment centers will provide us with significant opportunities for expanding sales in the future. Because each of our third-party service providers is familiar with our proprietary systems and level of service, we believe that they will be more likely to recommend our complete set of services to their clients.

          Marketing Strategy

          Our primary marketing goal is to identify and target executives of potential clients that have authority over their respective company's electronic commerce initiatives and order management and fulfillment operations. Initial sales activities typically include a demonstration of our capabilities followed by one or more detailed technical reviews.

          We use a variety of marketing programs to build market awareness of our brand name and our systems and services. A broad mix of programs is used to accomplish these goals, including:

          .   advertising;

          .   direct mail campaigns;

          .   technology and strategy updates with industry analysts;

          .   public relations activities;

          .   relationship marketing programs;

          .   seminars, trade shows and speaking engagements; and

          .   Web site marketing.

          Strategic Business Alliances

          A critical element of our sales and marketing strategies is to engage in strategic business alliances to assist in marketing, selling and developing client applications. This approach is intended to: (1) increase the number of personnel available to perform application design and development services for our clients; (2) enhance our market credibility, potential for lead generation, and access to large accounts; and (3) provide additional marketing and technical expertise in certain vertical industry segments. We recently announced the hiring of a Vice President of Business Partnerships to oversee these operations.

          We expect that many of our strategic partners will have numerous strategic relationships and there can be no assurance that any of our strategic partners will regard their relationships with us as significant to their own businesses or that they will regard it as significant in the future. In addition, there can be no assurance that any strategic partners will not pursue other partnerships or relationships or attempt to develop or acquire products or services that compete with us, either on their own or in collaboration with others, including our competitors.

Technology

          We have made substantial investments in the development of our proprietary software. For the year ended December 31, 1998, we incurred approximately $1.0 million of software development expense and for the year ended December 31, 1999, we incurred an additional $789,000 of such costs which have been capitalized in 1999. Prior to January 1, 1999, all software development costs were expensed as incurred.

          Management of the company is considering several strategies concerning our software technology assets to achieve improved customer service capabilities in our existing market and enable future entry into potential new markets. We are currently conducting an ongoing extensive evaluation of possible strategic technology alliances with third parties to supplement, extend or supplant our current software. Moreover, we are considering proposals to accelerate the development of our "Mercury" next generation software technology through a sale or other partnership involving the project. The intent of these proposals is to provide dedicated management attention, more attractive equity incentives to key technical employees and increased investment capital in order to realize the full potential of "Mercury." The combination of these actions should improve our long-term competitive position and accelerate the introduction of new software and service capabilities. In each case, our objective will be to ensure that our service solution is capable of meeting or exceeding industry standards by taking advantage of new and emerging technologies, although no assurances can be given that we will be successful in this regard.

          If we are unable, for technical or other reasons, to develop and introduce enhancements of existing products and services in a timely manner in response to changing market conditions or client requirements, our business, prospects, financial condition and results of operations will be materially adversely affected.

Acquisition Strategy

          Our strategy for growth includes both internal development of our operations and strategic business transactions. The goal of our acquisition strategy is to accelerate market penetration, build upon our core competencies and expand our technology infrastructure. We intend to target acquisition candidates based on their fit into our overall business plan with a particular focus on technology base. We expect that a successful acquisition program will permit us to leverage our existing infrastructure, accelerate market penetration, open new markets and gain established customer relationships as well as provide additional capabilities.

          There can be no assurance that any future acquisition or business combination will be completed or that, if completed, any such acquisition will be effectively assimilated into our business. Acquisitions involve numerous risks, including, among others, loss of key personnel, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of our ongoing business, the maintenance of uniform standards, controls, procedures and policies and the impairment of our reputation and relationships with clients and employees. In addition, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, operating results or financial condition.

Competition

          The markets in which we operate are characterized by intense competition from several types of service providers, including call centers (such as West TeleServices Corporation; Matrixx Marketing, Inc.; and APAC TeleServices, Inc.); systems integrators (such as EDS; Perot Systems Corporation and Andersen Consulting); software providers (such as Smith Gardner and Associates, Inc.; CommercialWare, Inc.; Ariba, Inc.; Commerce One, Inc.; and
IBM); traditional fulfillment companies (such as GENCO Distribution System and ODC Integrated Logistics); outsourcing divisions of direct marketing companies (such as Keystone Fulfillment, Inc. and Fingerhut Companies, Inc.); order processing companies (such as Order Trust) and electronic commerce service providers (such as ComAlliance; PFSWeb; SubmitOrder.com; ClientLogic; Digital River, Inc.; Pandesic LLC and INTERSHOP Communications, Inc.). Our competitors may also operate in areas not identified above. We expect there are other competitors that we have not identified. We believe that we compete with these and our other competitors on the basis of our technical capabilities, scope of service, industry experience, past contract performance, service level and price.

          We expect to face further competition from new market entrants and possible alliances between competitors in the future. In particular, we believe that traditional catalog companies looking to fully utilize excess capacity by outsourcing may enter the market and provide competition in the future. Certain of our current and potential future competitors have greater financial, technical, market and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sales of their services than we can.

          There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results.

Intellectual Property

          We rely on a combination of copyrights, trademark, service mark and trade secret laws and contractual restrictions to establish and protect the proprietary rights of our software and services. However, we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. In addition, these legal protections only provide us with limited protection. If we litigate to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our business. Our inability to protect our proprietary technology could have a material adverse effect on our business, prospects, financial condition and results of operations.

          We have not filed any United States patent applications with respect to our order management systems, nor do we have any patent applications pending. As a result, we currently do not have patented technology that would preclude or inhibit competitors from entering our market. Moreover, none of our technology is patented abroad, nor do we currently have any international patent applications pending. As of February 29, 2000, we had not secured registration on any of our service marks in the United States nor had we pursued registration in any foreign country. We cannot be certain that any future patents, registered trademark or registered service marks, if any, will be granted or that any future patent, trademark or service mark will not be challenged, invalidated or circumvented, or that rights granted under any patents, trademarks or service marks that may be issued in the future will actually provide a competitive advantage to us.

          We generally enter into confidentiality agreements with our employees and consultants and with our clients and corporations with whom we have strategic relationships. We attempt to maintain control over access to and distribution of our software documentation and other proprietary information. However, the steps we have taken to protect our technology and intellectual property may be inadequate. Our competitors may independently develop technologies that are substantially equivalent or superior to ours or may have jointly developed such technologies under agreements giving them co-equal rights to exploit those technologies.

          The ASD Systems name and logo, "From Click to Consumer" and "The Ultimate Shopping Experience" are trademarks, registered trademarks, service marks or registered service marks of ASD Systems.

Employees

          As of February 29, 2000, we had a total of 444 employees. Of the total employees, 11 were in sales and marketing, 205 were in call center operations, 26 were in finance and administration, 14 were in software development, 126 were in customer and software support and 62 were in fulfillment. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees to be good. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations.

          Our future success will depend, in part, on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. As part of our retention efforts, we work to minimize turnover of key employees by emphasizing our industry experience, the nature of our work, our work environment, our encouragement of technical enhancements and our competitive compensation packages.

ITEM 2.  PROPERTIES

          Our headquarters are currently located at a leased facility in Garland, Texas, consisting of approximately 100,000 square feet of fulfillment center space and 13,000 square feet of office space under a lease expiring in March 2003. Our call center and systems operation center is located in Dallas, Texas within one mile of our corporate offices in a 20,000 square foot building owned by Norman Charney, our Chairman and Chief Executive Officer. This facility is the subject of a lease expiring June 30, 2002. See Item 13. "Certain Relationship and Related Transactions." We have also leased an aggregate of 29,000 square feet of additional space in Dallas, Texas near our headquarters building for our data processing personnel and additional warehouse space. This lease will expire April 30, 2001.


ITEM 3.  LEGAL PROCEEDINGS

          We have been notified by The Original Honey Baked Ham Company of Georgia, Inc. that Honey Baked Ham is withholding payment for services rendered by us during the year ended December 31, 1999. To date, no litigation has been filed by Honed Baked Ham. However, Honey Baked Ham has alleged a variety of service failures resulting in approximately $4.5 million in damages to date and has asserted a claim for consequential damages in excess of that amount. Management has reviewed the terms of the contract with Honey Baked Ham and is of the opinion that the company has performed as required under its terms. Under the terms of a Standstill Agreement, we have agreed with Honey Baked Ham not to sue one another during the period that we are in discussions concerning the matter; however, such agreement can be terminated by either party at any time whereupon Honey Baked Ham may immediately file suit concerning these matters. Management believes that the company has sound defenses against claims, if any, that might be formally asserted by Honey Baked Ham and intends to vigorously defend against any such claims.

          We are also occasionally involved in other claims and proceedings which are incidental to our business. Based on all of the information available to us to date, we believe that the ultimate resolution of all currently pending claims and proceedings (including any potential claim made by Honey Baked Ham), will not have a material adverse effect on our financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to our security holders during the fourth quarter ended December 31, 1999.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices; Record Holders and Dividends

          Our stock is listed and trades on The Nasdaq Stock Market's National Market under the symbol "ASDS." During the period from November 11, 1999 (the first day of trading in our common stock) through December 31, 1999, the highest and lowest sales prices were $32-3/8 and $7-15/16, respectively. The price quotations noted herein represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

          On March 24, 2000, the last reported sale price of our common stock on The Nasdaq Stock Market's National Market was $6-5/8 per share.

          At February 29, 2000, there were 78 holders of record of our common stock.

          We have not paid any cash dividends on our common stock and do not anticipate declaring dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors. Our credit facility with Comerica Bank-Texas currently restricts our ability to pay dividends.

Recent Sales of Unregistered Securities

          During the year ended December 31, 1999, we issued the following securities that were not registered under the Securities Act of 1933, as amended:

          . In January and February 1999, we issued an aggregate of 4,500,000 shares of common stock for an aggregate purchase price of $4,500,000 to accredited investors.

          . On February 5, 1999, we issued various affiliates of CKM Capital, LLC stock purchase warrants exercisable for an aggregate of 1,000,000 shares of Series B non-voting common stock at the following exercise prices: 500,000 at $1.00 per share, 300,000 at $2.00 per share and 200,000 at $3.00 per share. These warrants were issued in connection with the services performed by CKM for us in the private placement referred to in the immediately preceding paragraph. CKM also received $281,250 as additional consideration for the services rendered. Upon completion of our initial public offering, the warrants became exercisable for a like number of shares of our common stock, without modification to the exercise price.

          . On February 10, 1999, we granted an option exercisable for 957,500 shares of Series B non-voting common stock to Mr. Paul Jennings at an exercise price of $1.00 per share. Upon completion of our initial public offering, this option became exercisable for a like number of shares of our common stock, without modification to the exercise price.

          . On March 12, 1999, we granted various options exercisable for an aggregate of 50,000 shares of Series B non-voting common stock to directors, officers, employees and consultants pursuant to our Long-Term Incentive Plan, each of which had an exercise price of $1.00 per share. Upon completion of our initial public offering, these options became exercisable for a like number of shares of our common stock, without modification to the exercise price.

          . On March 12, 1999, we granted incentive stock options for an aggregate of 410,000 shares of Series B non-voting common stock to employees pursuant to our Long-Term Incentive Plan, each of which had an exercise price of $1.00 per share. Upon completion of our initial public offering, these options became exercisable for a like number of shares of our common stock, without modification to the exercise price.

          . On April 30, 1999, we granted incentive stock options for 40,000 shares of Series B non-voting common stock to certain officers pursuant to our Long-Term Incentive Plan at an exercise price of $1.00 per share. Upon completion of our initial public offering, these options became exercisable for a like number of shares of our common stock, without modification to the exercise price.

          . On August 23, 1999, we issued (1) 1,111,111 shares of Series A convertible preferred stock, (2) 1,111,111 shares of Series B redeemable preferred stock and (3) common stock purchase warrants exercisable for 2,925,000 shares of common stock to VantagePoint Venture Partners III (Q), L.P. and VantagePoint Communications Partners, L.P. for an aggregate purchase price of $12,000,000. The shares of the Series A convertible preferred stock were converted into 2,250,000 shares of common stock contemporaneously with the closing of our initial public offering and the shares of Series B redeemable preferred stock were redeemed for $6.0 million cash upon completion of the same offering.

          . On September 7, 1999, we granted various options exercisable for an aggregate of 238,500 shares of Series B non-voting common stock to certain officers and employees pursuant to our Long-Term Incentive Plan, each of which had an exercise price of $5.40 per share. Upon completion of our initial public offering, these options became exercisable for a like number of shares of our common stock, without modification to the exercise price.

          . On November 15, 1999, we granted various stock options exercisable for an aggregate of 141,000 shares of our common stock to certain employees under our Long-Term Incentive Plan, each of which has an exercise price of $8.25 per share.

          . On November 29, 1999, we issued to VantagePoint Venture Partners III (Q), L.P. and VantagePoint Communications Partners, L.P., a total of 2,597,400 shares of our common stock upon exercise of the common stock purchase warrants held by the funds. The warrants were acquired by the funds in connection with our preferred stock financing closed August 23, 1999 and carried an exercise price of $2.94 per share. The funds elected to satisfy the exercise price by using the cashless exercise feature of the warrants.

          All transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act (and/or applicable provisions of Regulation D thereunder) as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us and/or through documents furnished at the time of their investment intent, to information about us.

Use of Proceeds

(1) On November 10, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (File No. 333-85983) relating to our initial public offering.

(2)  The offering date was November 11, 1999.

(3)  Not applicable.

(4)  (i)   The offering has terminated and all of the securities registered have been sold.

     (ii)  The managing underwriters were:

           .    Bear Stearns & Co. Inc.

           .    Prudential Securities

           .    Friedman Billing Ramsey

           .    E* Offering

     (iii) Title of class of securities registered: common stock, par value $0.0001 per share.

     (iv) Shares of common stock were sold for the account of ASD Systems, as follows:

                                                                       ISSUER
                                                                     -----------
           .    Amount registered (shares).........................   5,750,000
           .    Aggregate price of the offering amount registered.. $46,000,000

           .    Amount sold (shares)...............................   5,750,000

           .    Aggregate offering price of the amount sold
                to date............................................ $46,000,000

     (v) From November 10, 1999 (the effective date of the Registration Statement) to December 31, 1999 (the ending date of this report), we incurred the following expenses in connection with the issuance and distribution of the securities sold in our initial public offering:

           .    Underwriters' discounts and commissions............  $3,220,000
           .    All other expenses.................................     900,000
                                                                     ----------

           .    Total expenses paid by us..........................  $4,120,000
                                                                     ==========

           All of the expenses paid by us were comprised of direct or indirect payments to others.

     (vi)  Net offering proceeds to us:  $41,880,000.

     (vii) From November 10, 1999 (the effective date of the Registration Statement) to December 31, 1999 (the ending date of this report), we expended net offering proceeds for the following uses:

           .    Construction of plant, building and facilities... $     0
           .    Purchase and installation of machinery and
                equipment........................................ $   500,000
           .    Purchases of real estate......................... $     0
           .    Acquisition of other businesses.................. $     0
           .    Repayment of indebtedness........................ $ 3,400,000
           .    Working capital.................................. $   780,000
           .    Temporary investments............................ $37,200,000*

           All of the payments referenced above were direct or indirect payments to others.

            -----------------
            * Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

     (viii) Material change in the use of proceeds:  Not applicable.

     We have not yet determined the actual use of the proceeds derived from the offering, and thus cannot estimate the amounts to be used for each purpose discussed above. The amounts and timing of these expenditures will vary significantly depending on a number of factors, including such factors as the amount, if any, of cash generated by our operations and the market response to our service offerings. Accordingly, our management will have broad discretion in the application of the net proceeds. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with the financial statements, the notes to such statements and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 15 of this report. The statement of operations data for the period from January 1, 1996 through December 20, l996; the period from December 21, 1996 through October 13, 1997; the period from October 14, 1997 through December 31, 1997 and the years ended December 31, 1998 and 1999 and the balance sheet data at December 20, 1996; October 13, 1997; December 31, 1997; December 31, 1998 and December 31, 1999 are derived from our audited financial statements. The statement of operations data for the year ended December 31, 1995 is derived from our unaudited statements which reflect all adjustments necessary for a fair presentation of that data.

          The selected financial data for all periods ending on or prior to December 31, 1997, include information derived from the order management and fulfillment business of our predecessors as follows:

Predecessor name                         Period of operation
---------------------------------------  -------------------------------------
Athletic Supply of Dallas, Inc.          January 1, 1995 (inception) to
                                         December 20, 1996
Athletic Supply of Dallas, LLC           December 21, 1996 to October 13, 1997
ASD Partners, Ltd.                       October 14, 1997 to December 31, 1997

The unaudited pro forma net income (loss) information for the periods ended December 31, 1995, December 20, 1996, October 13, 1997 and December 31, 1997 reflect a tax provision computed by applying the anticipated effective tax rate of approximately 37% to pretax income. The unaudited pro forma basic and diluted net income (loss) per share information for the periods ended on or prior to December 31, 1997 have been calculated as if based on the number of shares of common stock outstanding at January 1, 1998.

                                                         Predecessors
                                ---------------------------------------------------------------
                                  Period from
                                January 1, 1995     Period from     Period from     Period from
                                  (Inception)       January 1,      December 21,    October 14,
                                    through        1996 through     1996 through    1997 through
                                  December 31,     December 20,     October 13,     December 31,    Year Ended December 31,
                                                                                                    -----------------------
                                      1995             1996             1997            1997           1998         1999
                                   -----------     ------------    -------------    -------------   ---------   -----------
                                                            (in thousands, except per share data)
Statements of Operations Data:
   Revenues...................        $5,279            $6,826         $4,882          $2,574         $ 8,020     $ 12,313
   Cost of revenues...........         1,308             2,094          2,686           1,248           5,051        9,701
                                      ------            ------         ------          ------         -------      -------
   Gross profit..............          3,971             4,732          2,196           1,326           2,969        2,612

Operating expenses:
   Selling, general, and
      administrative expenses.         2,616             2,819          2,649           1,074           4,258       10,035
      Depreciation and                   121               517            367             252           1,084        1,482
       amortization...........        ------            ------         ------          ------         -------      -------
      Total operating expenses         2,737             3,336          3,016           1,326           5,342       11,517
                                      ------            ------         ------          ------         -------      -------

Operating income (loss).......         1,234             1,396           (820)             --          (2,373)      (8,905)
Interest expense, net.........            --                --             --              27             233           98
                                      ------            ------         ------          ------         -------      -------
Net income (loss).............        $1,234            $1,396         $ (820)         $  (27)        $(2,606)    $ (8,807)
                                      ======            ======         ======          ======         =======      =======

Preferred stock dividend......                                                                                      (6,000)
Accretion of preferred
   stock discount                                                                                                   (1,145)
                                                                                                                   -------
Net loss attributable to
   common shareholders                                                                                            $(15,952)
                                                                                                                   =======
Basic and diluted net loss
   per share (1)..............                                                                        $ (0.43)    $  (1.39)
                                                                                                      =======      =======
Unaudited Pro Forma Data:
Net income (loss).............        $  777            $  879         $ (820)         $  (27)
                                      ======            ======         ======          ======
Basic and diluted net income
      (loss) per share (1)....        $ 0.13            $ 0.15         $(0.14)         $(0.01)
                                      ======            ======         ======          ======
Shares used in computing basic
   and diluted net income (loss)
   per share (1)..............         6,000             6,000          6,000           6,000           6,000       11,464
                                      ======            ======         ======          ======         =======      =======
-------------------------

(1) See Note 11 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

                                                                               December 31,
                            December 31,   December 20,  October 13,   ----------------------------
                                1995           1996          1997       1997      1998      1999
                            -------------  ------------  ------------  -------  --------  ---------
Balance Sheet Data:
Cash and cash
 equivalents............        $     --      $      --           --   $   97   $    --    $37,278
Working capital                     (219)         1,126       (1,629)    (442)   (2,575)    36,995
 (deficit)..............
Total assets............           1,801          2,693        1,262    3,624     3,266     44,453
Long-term debt
 (including                          935             --           --    1,754     1,360      1,020
   current maturities)..
Division equity                     (866)         2,263          820       --        --         --
 (deficit)..............
Partners' capital.......              --             --           --      943        --         --
Shareholders' equity                  --             --           --       --    (1,664)    41,048
 (deficit)..............

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and notes thereto included elsewhere in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risks Related to Our Business," "Risks Related to Our Industry" and "Other Risks." Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

Overview

       We offer software and service solutions that enable Internet retailers and direct marketing businesses to outsource their order management and fulfillment operations. Our systems automate and integrate in real-time Web sites, call centers, fulfillment centers and vendors. We have assembled a network of call centers and fulfillment centers which, at February 29, 2000, consisted of one company-owned call center, four third-party call centers, one company-owned fulfillment center and seven third-party fulfillment centers. Our network can increase or decrease in size and services offered to meet the specific needs of our clients.

       We derive our revenues from systems services, call center services, fulfillment services and, to a much lesser extent, other services, consisting of client management services, Web site related services and consulting services. For the year ended December 31, 1999, the percentage of total revenues by service category was as follows:

                                                  % of Total Revenue
        Service Category                              for FY 1999
        ----------------                          ------------------
        Systems services                                  38%
        Call center services                              35
        Fulfillment services                              27
        Other services                               Less than 1%
                                                  ------------------
                 TOTAL                                   100%
                                                  ==================

       We typically charge on a per-transaction basis for systems processing, on a per-minute basis for call center services and on a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors including the depth and complexity of the services provided, the amount of required systems customization, length of contract and other factors. Our revenues are recognized as our services are rendered and the majority of our clients are billed on a weekly basis. Our client contracts can be cancelled on a 180 or fewer days notice.

       Our expenses are comprised of:

       . cost of revenues, which consists primarily of compensation and related expenses of our call center and fulfillment center and the variable costs of third-party call center and fulfillment center services;

       . selling, general and administrative, which consists primarily of compensation and related expenses for sales and marketing staff, client service and administrative personnel and software development technicians; occupancy costs; software development costs; marketing programs; and bad debt expense; and

       .  depreciation and amortization expense.

       The order management and fulfillment business currently operated by us was commenced in January 1995 by Athletic Supply of Dallas, Inc. Athletic Supply of Dallas, Inc. was a direct marketing cataloger for a variety of sports merchandise, including licensed sports products of the NFL, NHL, NBA and Major League Baseball and the Sears "My Team" catalogs. In January 1995, Athletic Supply of Dallas began providing order management and fulfillment services relating to the Craftsman Power and Hand Tool and Home Healthcare catalogs using the proprietary software that had been developed for its own catalog operations. On December 20, 1996, Athletic Supply of Dallas, Inc. was sold, in its entirety, to Genesis Direct, Inc. On October 14, 1997, ASD Partners, Ltd., a limited partnership controlled by Norman Charney, acquired all of the software, the call center and fulfillment center assets and the Sears contracts previously owned by Athletic Supply of Dallas from Genesis Direct, Inc. Effective January 1, 1998, ASD Partners, Ltd. transferred this business to ASD Systems, Inc. in connection with our conversion into a corporation.

       According to applicable reporting procedures and policies, the "Selected Financial Data" included in this report (and the related management's discussion and analysis) corresponds to these differing periods of predecessor ownership. However, we believe that period-to-period comparisons of revenues and operating results, particularly of incongruent periods, are not necessarily meaningful. We have therefore included, as supplemental disclosure below, a comparison of certain selected financial data derived from audited financial statements for the year ended December 31, 1998 to certain unaudited, internally prepared selected financial data for the year ended December 31, 1997. See "-- Supplemental comparison of the years ended December 31, 1998 and December 31, 1997 (unaudited)."

Results of Operations

       Comparison of the year ended December 31, 1999 to the year ended December 31, 1998.

       Revenues. Our revenues increased 54% to $12.3 million for the year ended December 31, 1999 from $8.0 million for the year ended December 31, 1998. The increase in revenue over the period was due primarily to an increase in the number of clients from 6 at December 31, 1998 to 8 at December 31, 1999. Sears accounted for 54% of total revenues for the year ended December 31, 1999 and 84% of total revenues for the year ended December 31, 1998. Four of our client relationships which generated revenue during the year ended December 31, 1999 have terminated. Specifically, for the year ended December 31, 1999, e4L, Inc. and The Original Honey Baked Ham Company of Georgia, Inc. accounted for approximately 22% and 9%, respectively, of our total revenues and two other clients accounted for an aggregate of 5% of our total revenues for this period. Due to the termination of our business relationships with these clients, revenues from them are not expected to continue in future periods. See "--Risks Related to Our Business -- The recent loss of certain clients will result in the loss of recurring revenues from these clients."

       Cost of Revenues. Cost of revenues increased 92% to $9.7 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. The increase in cost of revenues resulted primarily from the addition of call center, fulfillment center and technical service personnel to support our anticipated growth. As a percentage of revenues, cost of revenues was 79% for the year ended December 31, 1999 and 63% for the year ended December 31, 1998.

       Selling, General and Administrative Expense. For the year ended December 31, 1999, our selling, general and administrative, or SG&A, expense was $10.0 million compared to $4.3 million for the same period of 1998, an increase of 133%. Approximately $1.2 million of this increase in total SG&A expense was associated with the salaries and related benefits of additional personnel in the executive, financial, sales and marketing departments. In addition, approximately $1.3 million of this increase in total SG&A expense was associated with increased professional and consulting fees, approximately $1.5 million in increased bad debt expense and settlement costs (which related primarily to e4L). We anticipate that the amount of SG&A expense, in absolute dollars, will continue to increase in subsequent periods as we are required to hire additional personnel to meet our growth strategies and comply with our obligations as a public company. SG&A expense increased to 81% of revenues for the year ended December 31, 1999 from 53% for the year ended December 31, 1998.

       Depreciation and Amortization. For the year ended December 31, 1999, depreciation and amortization expense was $1.5 million compared to $1.1 million for the same period of 1998, an increase of 36%. The increase corresponds with the increase in computer equipment purchased for internal and client use.

       Operating Loss. For the year ended December 31, 1999, our operating loss was $8.9 million compared with $2.4 million for the year ended December 31, 1998. The significant majority of this increase in loss is attributable to increased salaries and related benefits expense. The total increase in expenses was partially offset by decreases in certain other expenses and the effect of capitalizing software development costs.

       Interest income (expense), net. For the year ended December 31, 1999 interest income net of expense was approximately $100,000 compared to approximately $230,000 in net interest expense for the prior year. The interest income for the year ended December 31, 1999 is attributed to investment income on proceeds from our initial public offering completed in the fourth quarter of 1999.

       Preferred stock dividend. For the year ended December 31, 1999, a $6.0 million non-cash preferred stock dividend was recorded. The dividend related to the embedded beneficial conversion feature of the Series A convertible preferred stock which was fully converted into common stock in November 1999.

       Accretion of preferred stock discount. During the year ended December 31, 1999, we recorded a total of $1.1 million of preferred stock accretion. This had the same effect as a dividend on preferred stock. Of the total, $635,555 is attributed to the value placed on the preferential conversion feature of warrants we issued with the sale of our preferred stock. In addition, $255,130, representing the difference between the face amount of the Series A convertible preferred stock and the net funds received and $255,130 representing the difference between the face amount of the Series B redeemable preferred stock and the net funds received, have been recorded as accretion of preferred stock.

       Comparison of the periods ended December 31, 1998, December 31, 1997 and October 13, 1997.

       For purposes of this comparison:

       . the period ended December 31, 1998 represents a 365-day period from January 1, 1998 through December 31, 1998;

       . the period ended December 31, 1997 represents a 79-day period from October 14, 1997 through December 31, 1997; and

       . the period ended October 13, 1997, represents a 297-day period from December 21, 1996 through October 13, 1997.

       These periods correspond to the different periods of our predecessors' ownership of the business currently operated by us. As a result, these periods necessarily reflect inconsistent management regimes and cost structures. In addition, interim periods were affected by the seasonal nature of our business.

       Prior to October 1997, our business was part of larger operations that were focused principally on direct marketing of sports licensed products. We did not begin to focus on expanding the clients of our order management and fulfillment business or transition our business to meet the demands of Internet retailers until January 1998. Consequently, we believe that period-to-period comparisons of revenues and operating results, particularly in light of the incongruent periods, are not necessarily meaningful.

       Revenues. Prior to January 1998, our predecessors were not focused on growing the revenues related to the order management and fulfillment business now comprising our business. For the period ended December 31,

1998, our revenues were $8.0 million compared to $2.6 million for the period ended December 31, 1997 and $4.9 million for the period ended October 13, 1997. The general increase in revenue over this period was due primarily to an increase in the number of clients from 3 at October 13, 1997 to 6 at December 31, 1998.

       Cost of Revenues. For the period ended December 31, 1998, our cost of revenues was $5.1 million compared to $1.2 million for the period ended December 31, 1997 and $2.7 million for the period ended October 13, 1997. As a percentage of revenues, cost of revenues was 63% for the period ended December 31, 1998, 48% for the period ended December 31, 1997 and 55% for the period ended October 13, 1997. This general increase in the cost of revenues, as a percentage of revenues, was due to an increase in expenses to expand our sales and marketing, administrative and systems infrastructure in anticipation of future revenue growth.

       Sales, General and Administrative Expense. For the period ended December 31, 1998, our total SG&A expense was $4.3 million compared to $1.1 million for the period ended December 31, 1997 and $2.6 million for the period ended October 13, 1997. As a percentage of revenues, SG&A expense was 53% for the period ended December 31, 1998, 42% for the period ended December 31, 1997 and 54% for the period ended October 13, 1997. As a general trend, SG&A expense as a percentage of revenues increased modestly due to an increase in expenses to expand our sales and marketing, administrative and systems infrastructure in anticipation of future revenue growth. In addition, we increased our software development activities in 1998 in connection with the development of our browser-based application. Interim periods were affected by the seasonal nature of our business.

       Operating Income (Loss). For the period ended December 31, 1998, our operating loss was $2.4 million compared to operating income for the period ended December 31, 1997 of $1,000 and an operating loss for the period ended October 13, 1997 of $820,000. As a general trend, our operating results were negatively impacted by the expansion of our software development efforts and an expanded sales and marketing, administrative and systems infrastructure in anticipation of future growth.

       Supplemental comparison of the years ended December 31, 1998 and December 31, 1997 (unaudited).

       The following table sets forth selected financial data for the 365-day period ended December 31, 1998 and the 365-day period ended December 31, 1997. Management prepared the financial data for the year ended December 31, 1997 by combining the historical financial data for the period from December 21, 1996 through October 13, 1997 with the historical financial data for the period from October 14, 1997 through December 31, 1997 and subtracting the internally prepared results for the period from December 21, 1996 through December 31, 1996. Although the resulting information has not been audited by our independent auditors, we believe that the preparation and inclusion of this data provides a basis upon which a more meaningful comparison can be made to the financial data for the year ended December 31, 1998. The financial data for the period ended December 31, 1997 has been prepared on substantially the same basis as the historical statements, consisting of only normal recurring adjustments necessary for a fair presentation of the results of operations for such period.

       Due to the changes in ownership of the business occurring in 1996 and 1997 and the consequential differences in management and cost structure applicable to each such owner, we have elected to set forth below only a comparison of gross revenues, cost of revenues, gross profit, total SG&A expenses and operating income (loss) before depreciation and amortization.

                                                        Year Ended
                                           -------------------------------------
                                           December 31, 1997   December 31, 1998
                                           -----------------   -----------------
                                                      (in thousands)
Revenues.................................       $7,328                 $ 8,020
Cost of revenues.........................        3,866                   5,051
                                                ------                 -------
Gross profit.............................        3,462                   2,969
Selling, general and administrative
  expenses...............................        3,442                   4,258
                                                ------                 -------
Operating income (loss) before
  depreciation and amortization..........       $   20                 $(1,289)
                                                ======                 =======

       Revenues. Our revenues increased 9% to $8.0 million for the year ended December 31, 1998 from $7.4 million for the year ended December 31, 1997. The increase in revenues was due primarily to an increase in the number of clients from 2 at December 31, 1997 to 6 at December 31, 1998. Most of the clients we added in 1998 began generating revenues in the fourth quarter.

       Cost of Revenues. Cost of revenues increased 28% to $5.1 million for the year ended December 31, 1998 from $3.9 million for the year ended December 31, 1997. As a percentage of revenues, cost of revenues were 63% for the year ended December 31, 1998 and 53% for the year ended December 31, 1997. The increase in the cost of revenues was primarily due to the increased salaries and related benefits expense of additional call center and fulfillment center personnel required in order to support additional client service volume.

       Sales, General and Administrative Expense. For the year ended December 31, 1998, our total SG&A expense increased 24% to $4.3 million from $3.4 million for the year ended December 31, 1997. As a percentage of revenues, SG&A expense increased to 53% for the year ended December 31, 1998 from 47% for the year ended December 31, 1997, primarily due to the expansion of our software development and an expanded sales and marketing, administrative and systems infrastructure in anticipation of future growth.

       Operating Income (Loss) Before Depreciation and Amortization. Operating income (loss) before depreciation and amortization for the year ended December 31, 1998 was $(1.3) million compared to $20,000 for the year ended December 31, 1997. This loss was due to the expansion of our software development efforts and an expanded sales and marketing, administrative and systems infrastructure in anticipation of future growth.

Factors Affecting Operating Results

       We have experienced significant fluctuations in our results of operations from quarter to quarter. As a result of these fluctuations, period-to-period comparison of our operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

       . demand for and market acceptance of our order management and fulfillment systems and services;

       .  client retention;

       .  fluctuations in third-party call center and fulfillment center costs;

       .  timing and magnitude of capital expenditures;

       . costs relating to the expansion of our operations and the development and/or acquisition of additional software applications;

       . introduction of new systems and services or enhancements by us or our competitors;

       .  the ability to meet the technological demands of our clients;

       .  changes in our pricing policies or those of our competitors;

       . economic conditions specific to the order management and fulfillment industry, as well as generally; and

       .  the effect of potential strategic acquisitions or alliances.

As a result of these and other factors, our future operating results may fall below the expectations of securities analysts and investors. In this event, the price of our common stock could decrease, perhaps significantly.

Seasonality

       Our revenues and business are seasonal. We expect to continue to experience seasonal fluctuation of revenues and operating results in the future which, we believe, will cause period-to-period comparisons of our results of operations to be inappropriate as indicators of future performance. Many retail businesses, including Sears and other clients, sell more products during the holiday season than in any other portion of the year. For example, the Sears Wish Book catalog is mailed only twice per year during the third and fourth calendar quarters. Accordingly, because we generate the vast majority of our revenue on a per-transaction basis, we recognize a disproportionate portion of our annual revenue in the last three months of the year. As a result of our seasonal business, we also have additional risks in processing a large volume of transactions in short time periods.

Liquidity and Capital Resources

       Since inception in January 1998, we have financed our operations principally through funds from the private and public placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999 which yielded net proceeds of approximately $41.9 million. Prior to the initial public offering, we also supplemented our capital needs with short-term borrowings under a credit facility maintained with Comerica Bank-Texas. As of December 31, 1999, we had working capital of approximately $37.0 million.

       For the year ended December 31, 1999, net cash used in operating activities was approximately $7.2 million compared to approximately $2.0 million for the year ended December 31, 1998. Significant uses of cash in operations for the year ended December 31, 1999 include costs associated with increased sales and marketing activities to promote our services and capital expenditures in connection with systems infrastructure.

       Our capital expenditures amounted to approximately $4.3 million for the twelve months ended December 31, 1999 and approximately $180,000 for the twelve months ended December 31, 1998. For the year ended December 31, 1999, capital expenditures included software development costs as well as the purchase of technical equipment, including the replacement of a significant portion of call center workstations, data center servers and the upgrading of our telecommunications switches. In addition, during the third quarter of 1999, we consolidated all of our technical development and programming personnel into a new facility requiring upgraded equipment.

       Effective August 23, 1999, we completed a private round of equity financing with VantagePoint Venture Partners III (Q), L.P. and VantagePoint Communications Partners, L.P., affiliated venture capital funds, through the issuance of our Series A convertible preferred stock, Series B redeemable preferred stock and common stock purchase warrants exercisable for 2,925,000 shares of our common stock. This transaction resulted in aggregate cash proceeds to us of approximately $11.5 million, after deducting estimated expenses. We used a portion of the net proceeds from the preferred stock financing to repay some of our credit facility with Comerica Bank-Texas. In addition, we used $6.0 million of the net proceeds from the preferred stock financing to redeem our Series B redeemable preferred stock upon the closing of the initial public offering. In December 1999 we issued 2,597,400 shares of stock for the cashless conversion of the warrants.

       We maintain a $2.0 million revolving line of credit with Comerica Bank. This facility matures on May 13, 2000 and borrowings are limited to a borrowing base defined as $750,000 plus 80% of eligible accounts receivable. Borrowings bear interest at the bank's prime rate plus .75%, which was 9.25% at December 31, 1999. At December 31, 1999 we did not have any debt outstanding under the revolving credit facility. All borrowings with Comerica Bank are collateralized by our assets. Our credit agreement requires us to comply with some standard financial covenants such as a minimal amount of tangible net worth, a minimal quick ratio and a maximum amount of debt to tangible net worth. We pay a quarterly commitment fee under the terms of our credit agreement equal to 0.25% of the daily available borrowings thereunder. Prior to September 2, 1999, Mr. Charney was the guarantor of up to $2.5 million borrowed under our credit facility and received a fee from us as an inducement to do so.

       We believe that the proceeds from our initial public offering closed in November 1999 will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, the execution of our business plan will require substantial additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures thereafter. In the event our plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital. In addition, although no significant acquisitions were planned or reasonably likely at the time of filing this report, we may need to seek additional sources of capital to the extent any materializes during that period. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

       While we have no material commitments for capital expenditures, we anticipate making up to $3.5 million of capital expenditures over the next 12 months. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. In addition, several factors may affect our capital requirements, including:

       .  technological and competitive developments;

       . the demand for our systems and services or our anticipated negative cash flows from operations being more than anticipated;

       . our projections relating to the development and/or acquisition of software applications proves to have been inaccurate;

       .  whether we engage in acquisitions or other strategic transactions; and

       . whether we accelerate or otherwise alter the schedule of our expansion plans.

       At December 31, 1999, we had approximately $11.1 million of federal net operating loss carryforwards available to offset future taxable income which, if not utilized, will expire in 2019. The future benefit of our net operating loss carryforwards may be limited as a result of the various ownership changes that have occurred during 1999. Our total deferred tax assets have been fully reserved due to the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Collection of Accounts Receivable

       As a result of our conditional settlement with e4L, we wrote off amounts due from them of about $1.5 million. Accounts receivable from other terminating clients were approximately $1.5 million at December 31, 1999, of which approximately $1.2 million was current. We believe that all of our billings to these clients were appropriate, and will make whatever collection efforts are necessary to collect in full what is due to us. However, there is a risk that not all of these amounts will be collected in full. If a significant portion of these accounts, or any other outstanding accounts receivable, are ultimately uncollectible, our financial condition and results of operations could suffer. In addition, our collection efforts could include litigation if necessary, which could require considerable cost and the diversion of management's attention from other activities required for the successful operations of our company.

New Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We were required to adopt SFAS 133 at the beginning of fiscal year 2000. SFAS 133 is not expected to have a significant impact on us.

       In March 1998, the American Institute of Certified public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use of software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.
SOP 98-1 is effective for our fiscal year ended December 31, 1999. Prior to this date, we expensed such costs as incurred. As a result of adopting SOP 98-1, we capitalized approximately $800,000 relating to internal use of software development projects in 1999. In addition, we incurred additional development costs of approximately $900,000 which were expensed under SOP 98-1 in 1999. Development costs expensed in the year 1998 and the nine months period from October 14, 1997 to December 31, 1997 were $1.0 million and $800,000, respectively.

       In May 1999, The Emerging Issues Task Force finalized its EITF 98-5 Issue, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which gives guidance on transactions involving convertible debt and securities arrangements which contain beneficial conversion features (as defined). According to the EITF Issue, embedded beneficial conversion features should be recognized as dividends with an offset to additional paid-in capital. Further, according to a Securities and Exchange Commission interpretive release, any recorded discount on redeemable convertible preferred stock should also be recorded as a dividend when the accretion of the discount is recognized. Our Series A and Series B preferred stock transactions in 1999, including the beneficial conversion feature of warrants attached to the preferred stock, required us to record dividends and accretion totaling $7,145,815.

Risks Related to Our Business

     We have a history of losses and negative cash flow and anticipate continued losses.

     Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of December 31, 1999, we had an accumulated deficit of approximately $18.6 million. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to the company also experienced net losses. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We anticipate that our business will generate operating losses until we are successful in generating significant additional revenues to support our level of operating expenses. We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To the extent we are unable to achieve profitability in the future, our business, prospects, financial condition and results of operations will suffer.

     Our business is difficult to evaluate because we have an extremely limited operating history.

     We were formed in January 1998 to acquire the order management and fulfillment business of an affiliated predecessor entity. This business, although significantly different in focus and scale, was originally commenced in January 1995 by another predecessor to service the fulfillment needs of a single client. Accordingly, our business has had an extremely limited operating history, which makes evaluation of our prospects difficult. In addition, our business prospects and market are relatively unproven. We caution readers of this Form 10-K to consider the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, including the market of outsourced order management systems and services. These risks and difficulties include our ability to:

     .  increase awareness of our systems and services;

     . offer compelling solutions to our clients' order management requirements;

     . maintain and expand our network of third-party call centers and fulfillment centers;

     . implement and improve operational, financial and management information systems;

     .  respond effectively to the offerings of competitors;

     .  expand the scale of our operations to meet client demands;

     . develop and/or acquire technology that meets the demands of the marketplace; and

     .  attract, retain and motivate qualified personnel.

     If we fail to adequately address any of these risks or difficulties, our business would likely suffer and it is likely that we would not meet our financial projections. We would expect our business, prospects, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections and, in such event, our net losses in a given quarter would be even greater than expected.

     Sears currently represents a significant majority of our business and our success depends in part on our ability to retain them as a client.

     If Sears, our largest client, was to substantially reduce or stop its use of our services prior to the time we were able to obtain significant additional clients and thereby reduce our reliance on it, our business, operating results and financial condition would be materially adversely affected. Sears, Roebuck and Co. and Sears Wish Book, Inc., a subsidiary of Sears, Roebuck and Co., collectively accounted for approximately 54% of our gross revenues during the year ended December 31, 1999 and for approximately 84% for the year ended December 31, 1998. We have used the term "Sears" throughout this report to refer to both of these affiliated Sears entities. "Sears Roebuck" has been used to refer to Sears, Roebuck and Co. which operates the Craftsman Power and Hand Tool and Home Healthcare catalogs and "Sears Wish Book" has been used to refer to Sears Wish Book, Inc., which operates the annual holiday catalog. Our contract with Sears Roebuck expires July 1, 2001, unless earlier terminated. Our arrangement to provide Sears Wish Book with services is generally renewed on a year to year basis, and was last renewed on July 2, 1999 for a period expiring August 31, 2000. We presently anticipate that our agreement with Sears Roebuck and our arrangement with Sears Wish Book will be extended upon their scheduled termination dates; however, our loss of Sears as a client would have a material adverse effect on our business, prospects, financial condition and results of operations and may affect our relationship with King World Direct, Inc., which is a distributor of Sears merchandise. A termination by Sears would result in significant lost revenues and the loss of an important client reference that, we believe, will be instrumental in securing future clients. Moreover, to the extent that Sears' financial performance does not meet expectations and our revenues attributable to Sears consequently decline, our prospects and financial performance would also be negatively impacted, perhaps materially. We cannot assure that Sears will be a client of ours in future periods.

     Our client contracts are either short-term or terminable with minimal notice.

     Each of our clients has the option to terminate its contract with us for any reason after giving us 180 or fewer days prior written notice. King World Direct may terminate its contract after giving as few as 30 days prior written notice. In addition, depending upon applicable law, clients may terminate their contracts with us sooner if we fail to substantially perform our obligations under the relevant agreement. The Sears Wish Book arrangement is governed by a course of conduct between the parties and a letter agreement which provides that the arrangement is immediately terminable by Sears Wish Book at any time and will automatically terminate if we do not negotiate a definitive contract by August 31, 2000. The terms of our client contracts typically range from six months to three years. Toys "R" Us typically contracts with us on a short-term basis to handle specific contracts. As of February 29, 2000, we were not performing under any active contracts with Toys "R" Us. Consequently, as of February 29, 2000, we were providing service to only five active clients. The termination by one or any number of these clients, or the failure by these clients to renew the terms of their contracts, may have a material adverse effect on our business and prospects including our financial performance and revenue stream or may result in the loss of an important client reference.

     The recent loss of certain clients will result in the loss of recurring revenues from these clients.

     Since October 1, 1999, our business relationships with four clients have terminated. Specifically, we have been informed by e4L, Inc. and The Original Honey Baked Ham Company of Georgia, Inc., as well as two smaller clients, including EDS for Sony's Metreon.com, that such clients have terminated their respective relationships with us. The loss of these clients will result in the loss of recurring revenues previously expected from them. Furthermore, these terminations have resulted in significant bad debt expense and settlement costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Collection of Accounts Receivable." For the year ended December 31, 1999, total revenues generated from these terminating clients amounted to approximately 36% of gross revenues during that period. e4L and Honey Baked Ham accounted for approximately 22% and 9%, respectively, of total revenues for the year. No other terminating client accounted for 5% or more of our total revenues for the year ended December 31, 1999.

     We may not be able to satisfy the unique and sophisticated requirements of our clients.

     If we experience difficulties in meeting the needs of our clients, our business will suffer. Our target market, consisting of Internet retailers and direct marketing companies, has unique and sophisticated requirements. In addition, some clients have pre-existing complex infrastructures consisting of call centers, fulfillment centers and other business processes. Accordingly, the software application currently utilized by us rarely fits exactly into a new client's operations and we must be able to customize the software accordingly and generally within a relatively short time frame. Although we believe that we have generally been successful in the timely modification of our systems to meet the specific needs of our clients, there may be situations where we are unable or unwilling to customize our systems to meet these requirements. We were unwilling to modify our systems to meet the unique requirements of e4L. This was one of several factors that led to the mutual termination of our relationship with e4L. If we encounter similar situations in the future, other clients could elect to terminate their relationships, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Our contracts may be terminated and we may be exposed to potential liability for actual or perceived failure to provide required services.

     Because our clients rely on our services to satisfy their customer order requirements, we may suffer the loss of client contracts or be exposed to potential claims for damages caused to an enterprise, including special or consequential damages, as a result of an actual or perceived failure of our services. For example, we believe that the termination by Honey Baked Ham was caused by, among other things, lower than expected customer satisfaction levels. Our failure or inability to meet a client's expectations in the performance of our services or to do so in the time frame required by the client, regardless of our responsibility for the failure, could:

     .  result in a claim for substantial damages against us by the client;

     .  discourage other clients from engaging us for these services;

     .  damage our business reputation, and

     . have a material adverse effect on our business, prospects, financial condition and results of operations.

     We cannot predict the outcome of any potential legal claims.

     If we fail to properly manage our growth, our business could be adversely affected.

     We intend to continue the expansion of our operations in the foreseeable future to pursue existing and potential market opportunities. If we do not manage the growth of our business effectively, our results of operations or financial condition would be materially adversely affected. Our growth places significant demands on our management and operational resources. In order to manage our growth effectively, we must continue to invest in our systems and internal and third-party call centers and fulfillment centers, and continue to expand, train and manage our work force.

     Our business is seasonal and we expect our quarterly revenues and operating results to fluctuate.

     Our revenues and business are seasonal. We expect to continue to experience seasonal fluctuation of revenues and operating results in the future which, we believe, will cause period-to-period comparisons of our results of operations to be inappropriate as indicators of future performance. Many retail businesses, including Sears and other clients, sell more products during the holiday season than in any other portion of the year. For example, the Sears Wish Book catalog is mailed only twice per year, during the third and fourth calendar quarters Accordingly, because we generate the vast majority of our revenues on a per-transaction basis, we recognize a disproportionate portion of our annual revenues in the last three months of the year. As a result of our seasonal business, we also have additional risks in processing a large volume of transactions in short time periods.

     Failure of our computer and communications systems could result in our failure to provide timely and error-free services to our clients.

     Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, the occurrence of significant human error and similar events. We do not currently have a formal disaster recovery plan or carry sufficient business interruption insurance to compensate us for losses that may occur. We generally do not maintain redundant systems. Servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays. loss of data or our inability to provide timely and error-free services to our clients. The occurrence of any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition and results of operations.

     If we are unable to respond to rapid changes in technology, our solution could become obsolete and revenues could be lost.

     The market for our order management systems and services is characterized by rapid technological change, frequent new systems enhancements, evolving industry standards and rapidly changing client requirements. The introduction of systems incorporating new technologies and the emergence of new industry standards could render existing systems obsolete which could ultimately result in lost revenues. Our future success will depend, in part, on our ability to anticipate changes, enhance our current systems, develop or acquire, through license or otherwise, technology solutions from third parties, and/or introduce new systems that keep pace with technological advancements and address the increasingly sophisticated needs of our clients. New systems or enhancements to existing systems may not adequately meet the requirements of our current and prospective clients and may never achieve any degree of significant market acceptance. Even if we successfully address all of these challenges, we must then work with our current clients to transition them to any new technology, which could also create a risk of business disruption.

     Our failure to timely increase the capacity of our service provider network may reduce demand for our services.

     Due to the limited deployment of our services to date, the ability of our network of company-owned facilities and third-party service providers to connect to and manage a substantially larger number of clients is as yet unknown. Our network may not be expandable to expected client levels while maintaining adequate service quality. Upgrading our infrastructure may cause delays or failures in our systems. As a result, we may be unable to develop a network of third-party service providers capable of supporting outsourced operations at a commercially viable level. Failure to achieve or maintain such a network could significantly reduce demand for our services and our business and prospects could suffer.

     We depend on third-party relationships, many of which are short-term or terminable, to perform services for our clients.

     We currently operate only one call center and one fulfillment center. In addition, three of the third-party call centers and one of the third-party fulfillment centers used by us is currently dedicated to servicing the needs of our largest client. Accordingly, we depend, and will continue to depend, on a number of third-party service providers to perform services for our clients. We cannot assure you that we will be able to maintain relationships with third-parties that provide services to our clients or that we will be able to locate or secure additional relationships as demanded by future business. In addition, we cannot assure you that the services provided by these third-parties will meet the needs or expectations of our clients. Outside parties on which we depend include:

     .  fulfillment centers;

     .  call centers;

     .  Web designers; and

     .  shipping companies.

     As the demand for these services grows, we believe that there will be increasing competition for the best third-party service providers, which could result in significantly higher fees payable to such parties or the inability to maintain such relationships altogether.

     Many of our arrangements with third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. In addition, certain of our clients maintain the relationships with the third-party service providers directly. We cannot assure you that third-parties regard our relationship with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products.

     Our success depends on our ability to protect our proprietary technology.

     We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect the proprietary rights in our software and services. However, we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. In addition, these legal protections only provide us with limited protection. If we litigate to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our business. Our inability to protect our proprietary technology could have a material adverse effect on our business, prospects, financial condition and results of operations.

     We have not filed any United States patent applications with respect to our order management systems, nor do we have any patent applications pending. As a result, we currently do not have patented technology that would preclude or inhibit competitors from entering our market. Moreover, none of our technology is patented abroad, nor do we currently have any international patent applications pending. As of February 29, 2000, we had not secured registration on any of our service marks in the United States nor had we pursued registration in any foreign country. We cannot be certain that future patents, registered trademarks or registered service marks, if any, will be granted or that any future patent, trademark or service mark will not be challenged, invalidated or circumvented, or that rights granted under any patents, trademarks or service marks that may be issued in the future will actually provide a competitive advantage to us.

     We generally enter into confidentiality agreements with our employees and consultants and with our clients and corporations with whom we have strategic relationships. We attempt to maintain control over access to and distribution of our software documentation and other proprietary information. However, the steps we have taken to protect our technology and intellectual property may be inadequate. Our competitors may independently develop technologies that are substantially equivalent or superior to ours or may have jointly developed such technologies under agreements giving them co-equal rights to exploit those technologies.

     Our success depends on retaining our key personnel and attracting additional personnel, particularly in the areas of client support and technical services.

     We depend on a limited number of executive officers and senior management personnel. Consequently, our success will depend largely on our ability to retain and incentivize them. Our business may be adversely affected if the services of any one or more of our key personnel become unavailable to us. As of February 29, 2000, we had not entered into employment agreements with any employees other than Messrs. Charney and Jennings. Even with these employment agreements, there is a risk that these individuals will not continue to serve for any particular period of time. While we have obtained a key person life insurance policy on the life of Mr. Charney and Mr. Jennings in the amount of $
1.0 million each, these amounts may not be sufficient to offset the loss of their services.

     We may add additional groups of key personnel particularly in our client support and technical services organizations. Hiring client support and technical personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our systems and services. Our inability to attract, train or retain the number of highly qualified client support and technical services personnel that our business needs, or the inability to hire qualified outside consultants to perform these tasks, may cause our business and prospects to suffer.

     The integration of officers and key new employees into our management team may interfere with our operations.

     During the last quarter of 1999 and continuing throughout the first quarter of 2000, we have retained a number of officers and key employees. In addition, we intend to continue to hire additional key employees and officers to support our business growth. To integrate into our company, such individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. If we fail to complete this integration in an efficient manner, our business and prospects will suffer.

Risks Related to Our Industry

     We cannot accurately predict the size of our market, and if our market is not as large as we expect, our business prospects will suffer.

     Our business was originally developed to manage the commerce-related operations of direct marketing companies. Although presently most of our clients are in the direct marketing industry, we believe that we have transitioned our business to meet the growing demands of electronic commerce businesses. Further, we believe that much of our future growth, if any, will come for Internet-based retailers. Accordingly, our growth will largely depend on the development and widespread acceptance of the Internet as a medium for commerce. Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. Our estimates of the size of our market or the potential demand for our services may turn out to be inaccurate. If use of the Internet as a medium for commerce stops growing, our business prospects will be harmed.

     Predicting market size is also complicated by the fact that not all potential clients will outsource their order management and fulfillment operations. Potential clients may resist outsourcing for a number of reasons including:

     . risks or perceived risks of providing third-party service providers with access to their proprietary technology or information;

     . a desire to retain control over inventory, customer service, shipping and related order processing functions;

     . concerns associated with warehousing large amounts of inventory with a third-party: and

     . concerns over the level of service to be expected from a third-party service provider and the ability to properly control and measure acceptable levels of service.

     If the Internet retailing or direct marketing industries, or any significant existing or potential client, concludes that the disadvantages of outsourcing order management and fulfillment operations outweigh the advantages, our business and prospects will suffer.

     Our systems and services will need to achieve widespread market acceptance for us to succeed.

     Even if the Internet grows at the rate we anticipate, our systems and services must achieve widespread market acceptance for us to succeed. We believe that our potential to grow and increase our market acceptance depends principally on the following factors, some of which are beyond our control:

     . our ability to develop or otherwise acquire a technology solution that meets with widespread market acceptance;

     .  the differentiation and quality of our systems and services;

     .  the extent of our third-party service provider network coverage;

     .  our ability to provide timely and effective client support;

     .  our pricing strategies as compared to our competitors;

     .  our industry reputation;

     .  the effectiveness of our marketing strategy;

     .  concerns about transaction security;

     . our ability to locate, negotiate, close and integrate strategic acquisitions and/or alliances; and

     .  general economic conditions, such as downturns in the systems markets.

     The failure of our systems and services to achieve widespread market acceptance could have a material adverse effect on our business, prospects, financial condition and results of operations.

     The relationships with our clients would likely be compromised if our security measures were to fail

     The relationships with our clients may be adversely affected if the security measures that we use to protect their proprietary or confidential information, such as sales information, or the confidential information of their customers, such as credit card numbers, are ineffective. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. In addition, security breaches could expose us to a risk of litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

     Government regulation and legal uncertainties could increase the cost and add additional burdens to our doing business on the Internet.

     Due to the increasing popularity of the Internet, laws and regulations applicable to Internet communications, commerce, advertising and direct marketing are becoming more prevalent. The adoption or modification of such laws or regulations could inhibit the growth of Internet use and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, results of operations and financial condition.

     Further, due to the global nature of the Internet, governments of states or foreign countries may attempt to regulate Internet transmissions. We cannot be certain that violations of domestic or foreign laws or regulations will not be alleged by applicable governments or that we will not violate such laws or regulations or new laws or regulations will not be enacted in the future. Moreover, the applicability of existing laws or regulations governing issues such as intellectual property ownership, libel, consumer protection, personal privacy, taxation, quality of services, and distribution is uncertain regarding the Internet. Legal compliance may prove difficult for us and may harm our business, operating results and financial condition.

Other Risks

     Our stock will continue to be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

     During the period from November 11, 1999 (the date of completion of our initial public offering) through December 31, 1999, the stock price fluctuated between a high of $32-3/8 and a low of $7-15/16. Stock prices and trading volumes for many Internet-related companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of our common stock in the future without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock could significantly decrease.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future we may be the target of similar litigation. Securities litigation, including spurious claims, may result in substantial costs and divert management's attention and resources, which may seriously harm our business, prospects, financial condition and results of operations and may also harm our reputation.

     We have anti-takeover defenses that could delay or prevent a takeover that shareholders may consider favorable.

     Certain provisions of our amended and restated articles of incorporation and bylaws and the provisions of Texas law could have the effect of delaying, deterring or preventing an acquisition of ASD Systems. For example, our board of directors is divided into three classes to serve staggered three-year terms, we may authorize the issuance of "blank check" preferred stock, our shareholders may take action only by a vote at a meeting or by unanimous written consent and our shareholders are limited in their ability to make proposals at shareholder meetings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently do not engage in commodity futures trading or hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not currently engage in transactions in foreign currencies or in interest rate swap transactions that could expose us to market risk.

     We may be exposed, in the normal course of doing business, to market risk through changes in interest rates. We currently minimize such risk by investing our temporary cash primarily in repurchase obligations collateralized by commercial mortgages. As a result, we do not believe that we have a material interest rate risk to manage.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                           Page
                                                                           ----
ASD SYSTEMS, INC.

Report of Independent Auditors...........................................   35

Balance Sheets as of December 31, 1999 and 1998..........................   36

Statements of Operations for the Years Ended December 31, 1999
and 1998 and the Period from October 14, 1997 to December 31, 1997.......   37

Statements of Stockholders' Equity (Deficit) for the Years Ended
December 31, 1999 and 1998 and the Period from October 14, 1997
to December 31, 1997.....................................................   38

Statements of Cash Flows for the Years Ended December 31, 1999
and 1998 and the Period from October 14, 1997 to December 31, 1997.......   39

Notes to Financial Statements............................................40-49


FULFILLMENT DIVISION OF ATHLETIC SUPPLY OF DALLAS, LLC

Report of Independent Auditors...........................................   50

Balance Sheet as of October 13, 1997.....................................   51

Statement of Operations and Division Deficit for the Period from
     December 21, 1996 to October 13, 1997...............................   52

Statement of Cash Flows for the Period from December 21, 1996 to
October 13, 1997.........................................................   53

Notes to Financial Statements............................................54-56

                        REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
ASD Systems, Inc.

     We have audited the accompanying balance sheet of ASD Systems, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from October 14, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASD Systems, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period October 14, 1997 to December 31, 1997, in conformity with accounting principles generally accepted in the United States.



                                                Ernst & Young LLP



Dallas, Texas
February 18, 2000

                               ASD SYSTEMS, INC.
                                BALANCE SHEETS

                                                                            December 31,
                                                                     -------------------------
                                                                        1999           1998
                                                                     ----------     ----------
                                 Assets
Current Assets:
    Cash and cash equivalents..................................     $37,277,760    $       280
    Accounts receivable, less allowance for doubtful
      accounts of $100,000 at December 31, 1999 and
      $50,000 at December 31, 1998.............................       2,378,580      1,334,226
    Prepaid expenses...........................................          63,522            -
                                                                     ----------     ----------
           Total current assets................................      39,719,862      1,334,506
Property and equipment, net....................................       4,679,642      1,868,097
Other assets...................................................          53,350         63,350
                                                                     ----------     ----------
Total assets...................................................     $44,452,854    $ 3,265,953
                                                                     ==========     ==========

            Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Revolving credit line.......................................     $       -      $ 2,400,000
   Accounts payable............................................       1,648,154        696,650
   Accrued liabilities.........................................         737,018        472,842
   Current portion of long-term debt...........................         340,000        340,000
                                                                     ----------     ----------
           Total current liabilities...........................       2,725,172      3,909,492
Long term debt.................................................         680,000      1,020,000
Stockholders' equity (deficit):
    Preferred stock, $.0001 par value:
        Authorized shares--7,500,000
        Issued and outstanding--none...........................             -              -
    Class A common stock, $0.0001 par value:
        Authorized shares--50,000,000
        Issued and outstanding shares--21,097,400 at
            December 31, 1999 and 6,000,000 at
            December 31, 1998..................................           2,110            600
    Class B common stock, $.0001 par value:
        Issued and outstanding--none...........................             -              -
    Additional paid-in capital.................................      59,603,870        941,818
    Accumulated deficit........................................     (18,558,298)    (2,605,957)
                                                                     ----------     ----------
          Total stockholders' equity (deficit).................      41,047,682     (1,663,539)
                                                                     ----------     ----------
          Total liabilities and stockholders'
             equity (deficit)..................................     $44,452,854    $ 3,265,953
                                                                     ==========     ==========

                            See accompanying notes.

                               ASD SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS


                                                            Year Ended December 31,      Period From
                                                          --------------------------- October 14, 1997 to
                                                              1999           1998      December 31, 1997
                                                          ------------   ------------ -------------------
Revenues..............................................    $ 12,313,038   $  8,020,021    $  2,574,467
Cost of revenues......................................       9,700,727      5,051,297       1,248,232
                                                          ------------   ------------    ------------
Gross profit..........................................       2,612,311      2,968,724       1,326,235
Operating expenses:
Selling, general, and administrative expenses.........      10,034,674      4,257,780       1,074,096
Depreciation and amortization.........................       1,482,431      1,083,994         251,722
                                                          ------------   ------------    ------------
Total operating expenses..............................      11,517,105      5,341,774       1,325,818
                                                          ------------   ------------    ------------
      Operating income (loss).........................      (8,904,794)    (2,373,050)            417
Interest income (expense), net........................          98,268       (232,907)        (27,500)
                                                          ------------   ------------    ------------
      Net loss........................................      (8,806,526)    (2,605,957)        (27,083)
Preferred stock dividend..............................      (6,000,000)           -               -
Accretion of preferred stock discount.................      (1,145,815)           -               -
                                                          ------------   ------------    ------------
Net loss attributable to common shareholders..........    $(15,952,341)  $ (2,605,957)   $    (27,083)
                                                          ============   ============    ============
Basic and diluted net loss per share..................    $      (1.39)  $      (0.43)   $        -
                                                          ============   ============    ============
Shares used in computing basic and diluted
     net loss per share...............................      11,464,285      6,000,000             -
                                                          ============   ============    ============
Pro forma basis and diluted net loss per share........                                   $      (0.01)
                                                                                         ============

Shares used in computing pro forma basic and diluted
     net loss and diluted net loss per share..........                                      6,000,000
                                                                                         ============

                           See accompanying notes.

                               ASD SYSTEMS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Series A        Common Stock
                                                                                        Convertible          Class A
                                                                         Parnters'       Preferred    --------------------
                                                                          Capital         Stock         Shares     Amount
                                                                        ----------      -----------   ----------  --------
Balance at October 14, 1997..........................................   $     -         $       -            -         -
   Contribution of a note receivable to the partnership..............    1,000,000              -            -         -
   Contribution of cash to the partnership...........................       10,000              -            -         -
   Distribution to the partners......................................      (40,000)             -            -         -
   Net loss..........................................................      (27,083)             -            -         -
                                                                        ----------      -----------   ----------  --------
Balance at December 31, 1997.........................................   $  942,917              -            -         -
                                                                        ==========

   Conversion from a partnership to a corporation through
     the issuance of common stock....................................                           -      6,000,000       600
   Net loss..........................................................                           -            -         -
                                                                                        -----------   ----------  --------
Balance at December 31, 1998.........................................                           -      6,000,000       600
   Issuance of common stock in a private transaction.................                           -      4,500,000       450
   Issuance of series A convertible preferred stock..................                     5,744,870          -         -
   Issuance of warrants..............................................                           -            -         -
   Issuance of common stock in a public offering.....................                           -      5,750,000       575
   Conversion of series A convertible stock to common stock..........                    (5,744,870)    2,250,000       225
   Preferred stock dividend resulting from beneficial conversion.....
   Accretion of preferred stock discount.............................
   Conversion of warrants into common stock..........................                           -      2,597,400       260
   Net loss..........................................................                           -            -         -
                                                                                        -----------   ----------  --------
Balance at December 31, 1999.........................................                   $       -     21,097,400  $  2,110
                                                                                        ===========   ==========  ========
                                                                                                                      Total
                                                                                       Additional                  Stockholders'
                                                                                        Paid-in      Accumulated      Equity
                                                                                        Capital        Deficit       (Deficit)
                                                                                      ------------   ------------  -------------
Balance at October 14, 1997..........................................                 $        -     $        -    $         -
   Contribution of a note receivable to the partnership..............                          -              -              -
   Contribution of cash to the partnership...........................                          -              -              -
   Distribution to the partners......................................                          -              -              -
   Net loss..........................................................                          -              -              -
                                                                                      ------------   ------------  -------------
Balance at December 31, 1997.........................................                          -              -              -

   Conversion from a partnership to a corporation through
     the issuance of common stock....................................                      941,818            -          942,418
   Net loss..........................................................                          -       (2,605,957)    (2,605,957)
                                                                                      ------------   ------------  -------------
Balance at December 31, 1998.........................................                      941,818     (2,605,957)    (1,663,539)
   Issuance of common stock in a private transaction.................                    4,144,877            -        4,145,327
   Issuance of series A convertible preferred stock..................                          -              -        5,744,870
   Issuance of warrants..............................................                      635,555       (635,555)           -
   Issuance of common stock in a public offering.....................                   41,882,105                    41,882,680
   Conversion of series A convertible stock to common stock..........                    5,999,775       (255,130)           -
   Preferred stock dividend resulting from beneficial conversion.....                    6,000,000     (6,000,000)           -
   Accretion of preferred stock discount.............................                                    (255,130)      (255,130)
   Conversion of warrants into common stock..........................                         (260)                          -
   Net loss..........................................................                          -       (8,806,526)    (8,806,526)
                                                                                      ------------   ------------  -------------
Balance at December 31, 1999.........................................                 $ 59,603,870   $(18,558,298) $  41,047,682
                                                                                      ============   ============  =============

                           See accompanying notes.

                               ASD SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,           Period from
                                                                        ---------------------------      October 14, 1997 to
                                                                            1999           1998           December 31, 1997
                                                                        ------------   ------------      -------------------
Operating Activities
Net Loss...........................................................     $ (8,806,526)  $ (2,605,957)        $    (27,083)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Depreciation and amortization...............................        1,482,431      1,083,994              251,722
       Provision for doubtful accounts.............................           50,000         50,000                  -
       Write-off of accounts receivable............................        1,527,715            -                    -
       Changes in operating assets and liabilities:
         Accounts receivable.......................................       (1,094,354)      (626,281)            (337,300)
         Prepaid expenses and other assets.........................          (63,522)       (32,806)             (31,043)
         Accounts payable..........................................          951,504        202,463              407,202
         Accrued liabilities.......................................          264,177        (47,209)              10,599
                                                                        ------------   ------------         ------------
Net cash provided by (used in) operating activities................       (5,688,575)    (1,975,796)             274,097
                                                                        ------------   ------------         ------------
Investing Activities
Purchases of property and equipment................................       (4,283,977)      (180,776)            (126,015)
Cash acquired through stock issuances..............................              -           96,852                  -
                                                                        ------------   ------------         ------------
Net cash provided by (used in) investing activities................       (4,283,977)       (83,924)            (126,015)
                                                                        ------------   ------------         ------------
Financing Activities
Borrowings (payments) on revolving line of credit..................       (2,400,000)     2,400,000                  -
Contributions from partners........................................              -              -                 10,000
Distributions to partners..........................................              -              -                (40,000)
Proceeds from issuances of common stock............................       46,028,007            -                    -
Net proceeds from issuance of series A convertible
    preferred stock................................................        5,744,870            -                    -
Net proceeds from issuance of series B mandatorily
    redeemable preferred stock.....................................        5,744,870            -                    -
Redemption of series B mandatorily redeemable
    preferred stock................................................       (6,000,000)           -                    -
Borrowings of long-term debt.......................................        1,795,541            -                    -
Payments of long-term debt..........................................      (2,135,541)      (340,000)                 -
                                                                        ------------   ------------         ------------
Net cash provided by (used in) financing activities.................      48,777,747      2,060,000              (30,000)
                                                                        ------------   ------------         ------------
Net increase in cash and cash equivalents...........................      38,805,195            280              118,082
Cash and cash equivalents at beginning of year......................             280            -                    -
                                                                        ------------   ------------         ------------
Cash and cash equivalents at end of year............................    $ 38,805,475   $        280         $    118,082
                                                                        ============   ============         ============

Noncash Investing and Financing Activities:
Assets acquired under capital leases...............................     $        -     $     32,968         $        -
                                                                        ============   ============         ============
Preferred stock dividends..........................................     $ (6,000,000)  $        -           $        -
                                                                        ============   ============         ============
Accretion of preferred stock discount..............................     $ (1,145,815)  $        -           $        -
                                                                        ============   ============         ============

                            See accompanying notes.

1.   Organization and Significant Accounting Policies

     Description of Business

     ASD Systems, Inc. (the "Company") provides comprehensive order management and fulfillment services to Internet retailers and traditional direct marketing companies in the United States. The Company is headquartered in Garland, Texas.

     Business Formation and Background

     The Company was formed as a Texas corporation January 1, 1998 by the issuance of 6,000,000 shares of Series A Common Stock to ASD Partners, Ltd., a Texas limited partnership (the "Partnership") in exchange for substantially all of the assets and liabilities of the Partnership. The transaction was recorded as a merger of companies under common control similar to a pooling. The recorded value of the total assets acquired and liabilities assumed amounted to $3,624,187 and $2,681,270, respectively.

     The Partnership was formed effective October 14, 1997 to purchase certain assets (including software, call center and fulfillment facilities) and assume certain liabilities of Athletic Supply of Dallas, LLC, a wholly owned subsidiary of Genesis Direct, Inc. ("Genesis"), for $2,700,000. The Partnership funded the acquisition by (1) issuing a promissory note for $1,700,000 to Genesis and (2) causing the majority partner of the Partnership and former employee of Athletic Supply of Dallas, LLC to forgive $1,000,000 of a note receivable due from Genesis. The original note due to the majority partner of the Partnership was for approximately $3,400,000 with an interest rate of 6.35%. The forgiveness of the $1,000,000 represents the September 1997, June 1998 and March 1999 payments due on the note which were canceled. The forgiveness was recorded as a contribution to the Partnership. This acquisition was recorded as a purchase.

     On December 20, 1996, Genesis purchased all the outstanding common stock of Athletic Supply of Dallas, Inc. ("Athletic Supply") for $10,000,000, consisting of $5,000,000 in cash and a $5,000,000 promissory note due to the Athletic Supply common stockholders. The acquisition was recorded as a purchase by Genesis. Athletic Supply was a catalog sales company that sold sports apparel and provided fulfillment services to retailers and direct marketing companies.

     Initial Public Offering

     In November 1999, the Company completed its initial public offering (the "IPO") of 5,750,000 shares (including the underwriters' over-allotment) of its common stock at $8.00 per share. Net proceeds to the Company aggregated approximately $41,883,000. As of the closing date of the IPO, all of the Series A convertible preferred stock outstanding was converted into 2,250,000 shares of common stock (See note 8).

     Reclassifications

     Certain amounts have been reclassified from prior years' classifications to conform with the current year's presentation.

     Cash and Cash Equivalents

     The Company classifies all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

     Concentration of Credit Risk

     At December 31, 1999 and 1998, 27% and 28%, respectively, of accounts receivable were due from one customer. The Company generally does not require collateral. The Company maintains an allowance for doubtful

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

accounts for potential credit losses. See notes 11 and 13 for further discussions of significant customers, accounts receivable and uncollectible accounts.

     The Company's allowance for bad debts was $100,000 and $50,000 at December 31, 1999 and 1998, respectively. During each of the years ended December 31, 1999 and 1998, the Company recorded a provision for uncollectible accounts of $50,000. In addition, the Company wrote off receivables of $1,527,715 as a result of a dispute with a client during 1999. There were no write-offs of receivables during 1998 or the period from October 14,1997 to December 31, 1997.

     Property and Equipment

     Property and equipment are stated at cost. Equipment acquired under capital leases is stated at the lower of the present value of future minimum lease payments or fair value of the equipment at the inception of the lease. Depreciation and amortization of property and equipment, other than leasehold improvements, are provided over the estimated useful lives of the assets (ranging from three to seven years) using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or estimated useful life of the asset.

     Revenue Recognition

     Revenues relate primarily to order management and fulfillment services and are recognized on a per transaction basis as the services are rendered.

     Cost of revenues consists primarily of direct labor costs for providing order management and fulfillment services and, to a lesser extent, the cost of contracting for third-party call center and fulfillment center services.

     Advertising Costs

     Advertising costs are expensed as incurred. Amounts expensed were approximately $366,000 and $100,000 for the years ended December 31, 1999 and 1998, respectively, and $18,000 for the period from October 14, 1997 to December 31, 1997.

     Software Development

     Software development costs were expensed as incurred through December 31, 1998. Since January 1, 1999, with the adoption of SOP 98-1 as discussed in note 2, software application development costs have been capitalized.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes

     Since its incorporation on January 1, 1998, the Company has accounted for income taxes under the liability method.

     During the period from October 14, 1997 through December 31, 1997, the Company was a partnership and, therefore, was not subject to income taxes at the partnership level. Therefore, no income taxes were recorded for that period. A tax benefit for income taxes on a pro forma basis as if the Company were liable for income taxes as a taxable corporate entity is not presented because of the uncertainty of utilization of the loss carryforwards in future periods.

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

     Long-Lived Assets

     The Company evaluates the carrying values of long-lived assets to determine if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced accordingly based on discounted cash flow analyses.

     Net Loss Per Share and Pro Forma Net Loss Per Share

     Basic and diluted net loss per share is computed based on the loss applicable to common shareholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of warrants and stock options were not included in the calculation as their effect is antidilutive. If the Company had reported net income for the year ended December 31, 1999 the dilutive shares calculation would have included 1,734,000 additional shares, before applying the treasury stock method. The number of dilutive shares resulting from assumed conversion of stock options would be determined by using the treasury stock method.

     The pro forma basic and diluted net loss per share presented when the company was a partnership is computed based on net loss divided by the number of shares outstanding when the Partnership sold assets to the Company.

     Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," in accounting for its employee stock options and stock based awards. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The additional disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," are included in note 8.

     Fair Value of Financial Instruments

     The Company's financial instruments include cash, accounts receivable, accounts payable, loans payable and capital lease obligations that are carried at cost which approximates fair value.

     Derivatives

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will be required to adopt SFAS 133 at the beginning of fiscal year 2000. SFAS 133 is not expected to have a significant impact on the Company.

2.   Software Development Costs

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." SOP 98-1 requires all costs related to the application development stage to be capitalized and amortized over the estimated useful life of the software. All other development costs are to be expensed as incurred. The Company implemented SOP 98-1 as of January 1, 1999 and, accordingly, capitalized approximately $789,000 of related costs during the year.

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

     Prior to January 1, 1999, the Company expensed all software development costs. Such amounts were approximately $1,000,000 for the year ended
December 31, 1998. No software development costs were incurred during the period from October 14, 1997 to December 31, 1997.

3.   Details of Certain Balance Sheet Accounts

     Property and equipment consist of the following:

                                                                                 December 31,
                                                                            --------------------
                                                                         1999                   1998
                                                                     -------------          -------------
Software.........................................................    $   1,953,061          $   1,164,054
Furniture, fixtures and equipment................................        4,564,459              1,767,805
Leasehold improvements.......................................,...          491,836                140,748
                                                                     -------------          -------------
                                                                         7,009,356              3,072,607
Less accumulated depreciation and amortization............,......        2,329,714              1,204,510
                                                                     -------------          -------------
Net property and euipment........................................    $   4,679,642          $   1,868,097
                                                                     =============          =============

     Accrued liabilities consist of the following:


                                                                                     December 31,
                                                                                     ------------
                                                                             1999                 1998
                                                                          -----------          -----------
Accrued vacation expense..........................................        $   353,858          $   181,824
Accrued salary expense............................................            218,918              152,902
Other.............................................................            164,242              138,116
                                                                          -----------          -----------
   Total accrued liabilities                                              $   737,018          $   472,842
                                                                          ===========          ===========

4.   Revolving Credit Line

     The Company has available a $2 million line of credit. Any borrowings under the line bear interest at the bank's prime rate plus 0.75% (9.25% at December 31, 1999).

5.   Long-term Debt

     Long-term debt relates to a long-term note due to Genesis (see Note 1) in the original amount of $1,700,000 ($1,020,000 as of December 31, 1999). The note bears interest at a rate of 6% and principal and interest payments are due quarterly beginning January 14, 1998. The note is collateralized by all the assets acquired from Genesis. The note is payable in quarterly installments of $85,000 ($340,000 annually) until its final maturity on October 14, 2002.

     Interest expense under the revolving line of credit and long-term debt was approximately $320,000 and $214,000 for the years ended December 31, 1999 and 1998. There was no interest expense for the period from October 14, 1997 to December 31, 1997.

6.   Income Taxes

     The provision (benefit) for income taxes is reconciled with the statutory rate for the years ended December 31, 1999 and 1998 as follows:

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

                                                                                                         1999         1998
                                                                                                     -----------   ----------
   Provision (benefit) computed at federal statutory rate..........................................  $(2,994,219)   $(886,025)
   State income taxes, net of federal tax effect...................................................     (261,346)     (76,166)
   Change in deferred tax assets valuation allowance...............................................    3,253,181      946,835
   Other...........................................................................................        2,384       15,356
                                                                                                     -----------    ---------
                                                                                                     $       -     $      -
                                                                                                     ===========   ==========

Significant components of the deferred tax asset at December 31, 1999 and 1998 are as follows:

                                                                                                        1999          1998
                                                                                                     -----------    ---------
   Deferred tax assets (liabilities):
     Net operating loss carryforward...............................................................  $ 4,114,235    $ 793,185
     Property and equipment........................................................................      (58,771)     128,595
     Accrued expenses..............................................................................      130,821        6,570
     Prepaid expenses..............................................................................      (23,240)          --
     Allowance for doubtful accounts...............................................................      (36,970)      18,485
                                                                                                     -----------    ---------
   Total deferred tax assets.......................................................................    4,200,015      946,835
   Less valuation allowance........................................................................   (4,200,015)    (946,835)
                                                                                                     -----------    ---------
   Net deferred taxes..............................................................................  $       -      $     -
                                                                                                     ===========    =========

     The Company has federal net operating loss carryforwards of $11,128,587 at December 31, 1999 which, if not utilized, will expire in 2019. The Company's total deferred tax assets have been fully reserved because of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements.


7.   Leases

     As of December 31, 1999 the Company was obligated under various noncancelable operating lease agreements for office and warehouse facilities. A summary of future minimum lease payments follows:

       2000................................................................................................     $  476,157
       2001................................................................................................        392,507
       2002................................................................................................        382,507
       2003................................................................................................         62,085
       2004................................................................................................              -
                                                                                                                ----------
         Total...........................................................................................       $1,313,256
                                                                                                                ==========

     Rental expense under noncancelable operating leases for facilities and equipment approximated $820,000, $503,000 and $75,000 for the years ended December 31, 1999 and 1998 and the period from October 14, 1997 through December 31, 1997.

     The Company leases an office/warehouse building from its Chairman, CEO and significant shareholder for an annual rental expense of $100,000. The lease expires June 30, 2002.

     In connection with the Company's lease of its corporate office and warehouse facility, the significant shareholder has executed a limited guaranty with respect to payments by the Company under such lease. Such guaranty is presently for a maximum amount of $400,000 and decreases by $100,000 increments on January 1 of each year from January 1, 1999. The significant shareholder is not entitled to receive a fee or any other remuneration for his agreement to guaranty this obligation.

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)


8.   Stockholders' Equity

Common Stock

     In February 1999, the Company completed a private placement of 4,500,000 shares of its common stock for a gross amount of $4,500,000. A third party was engaged to assist with the transaction, and was paid a commission of $281,250 plus warrants to purchase an aggregate of 1,000,000 shares of common stock at prices ranging from $1.00 to $3.00 per share. The warrants expire in February 2004.

     In November 1999, the Company completed an IPO of 5,750,000 common shares (including underwriters' overallotment) for $8 per share. Net proceeds to the Company aggregated approximately $41,883,000. As of the closing date of the offering, all of the Series A convertible preferred stock outstanding was converted into 2,250,000 shares of common stock.

Preferred Stock

     The Company has authorized preferred stock as follows:

       Series A convertible preferred stock, $.0001 par
          value.........................................     1,111,111 shares

       Series B redeemable preferred stock, $.0001 par
          value.........................................     1,111,111 shares

       Series C non-voting preferred stock, $.0001 par
          value.........................................     3,200,000 shares

       "Blank check" preferred stock, $.0001 par
          value.........................................     2,077,778 shares
                                                             ---------
           Total........................................     7,500,000 shares
                                                             =========

     In August 1999, the Company sold to outside investors, 1,111,111 shares of its Series A convertible preferred stock and 1,111,111 shares of its Series B redeemable preferred stock for gross proceeds of $12,000,000. The Series A preferred stock was convertible into common stock at a conversion price of $5.40 per share. However, in the event of an IPO, the conversion price was defined as the lesser of $5.40 or one-third of the issue price of the stock in the IPO. Therefore, upon the closing of the IPO, all of the Series A preferred stock was converted at $2.67. In addition, a deemed $6,000,000 non-cash preferred stock dividend related to the embedded beneficial conversion feature of the Series A convertible preferred stock has been recorded in accordance with "EITF 1998-5:
Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios".

     The Series B redeemable preferred stock, in accordance with its terms, was redeemed at $5.40 per share by the Company upon the closing of the IPO.

     In connection with the Series A preferred stock sale, the investors were issued warrants to purchase additional shares of common stock equal to 1.3 times the number of shares of common stock issuable with respect to the Series A preferred stock at an exercise price equal to 110% of the conversion price as described above. The fair value of the warrants on the date of grant was $635,555 and has been recorded as accretion of preferred stock discounts.

     In December 1999, the Company issued 2,597,400 common shares as a result of the cashless conversion of the aforementioned warrants. The total number of warrants converted was 2,925,000 at $2.94 per share. In accordance with the terms of the original preferred stock purchase and sale agreement (see below), the number of shares issued was reduced by 327,600, which when multiplied by the then market price of the shares ($26.25), yielded an amount equal to the total exercise price of all the warrants. No cash proceeds were received from this transaction.

     Also in connection with the sale of the Series A and B preferred stock, the Company amended and restated its Articles of Incorporation to establish Series A voting common stock as the sole class of outstanding common stock, and to convert Series B non-voting common stock into shares of Series C non-voting preferred stock.

     No preferred stock was outstanding at December 31, 1999 or 1998.

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

     As part of the sale of the Series A and B preferred stock, the Company paid $420,000 to an entity affiliated with a director of the Company in consideration for commissions on the sale of the preferred stock.

9.   Stock Option Plan

     The Company's Long-Term Incentive Plan (the "Plan"), approved in May 1999 and amended in August 1999, provides for the issuance to qualified participants options to purchase up to 1,200,000 of common stock. As of December 31, 1999 options to purchase 746,500 shares of common stock were outstanding under the Plan.

     The exercise price of the options is determined by the administrators of the Plan, but cannot be less than the fair market value of the Company's common stock on the date of the grant. Options vest ratably over five years from the date of the grant.

     Following is a summary of the activity of the Plan:

                                                                                                             Weighted
                                                                                                Number        Average
                                                                                                  Of          Exercise
                                                                                                Options        Price
                                                                                             ----------      -----------
   Outstanding, December 31, 1998.............................................                    --              --
   Granted in 1999............................................................                  879,500      $   3.36
   Exercised in 1999..........................................................                    --              --
   Canceled in 1999...........................................................                  133,000          2.16
                                                                                                -------
   Outstanding, December 31, 1999.............................................                  746,500          3.57
                                                                                               ========

Additional information regarding options outstanding as of December 31, 1999 is as follows:


                                             Options Outstanding                             Options Exercisable
                                   -----------------------------------------         -----------------------------------
        Exercise                     Number      Weighted  Average Remaining           Number           Weighted Average
         Price                     Outstanding     Contractual Life (Yrs.)           Exercisable         Exercise Price
        --------                   -----------   ---------------------------         -----------        ----------------
        $ 1.00                         400,000               9.21                        --                     --
          5.40                         208,500               9.69                        --                     --
          8.25                         138,000               9.88                        --                     --
                                       -------
                                       746,500
                                       =======

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss attributable to common shareholders and loss per share would have been increased to pro forma amounts indicated below for the year ended December 31, 1999:

     Net loss attributable to common shareholders:

       As reported......................................... $ (15,952,341)
       Pro forma........................................... $ (16,005,084)

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

     Basic and diluted net loss per share:

       As reported......................................... $ (1.39)
       Pro forma........................................... $ (1.40)

     The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 1999. The following weighted average assumptions were applied in determining the pro forma compensation cost:

   Risk-free interest rate.................................    4.7%
   Expected option life in years...........................    3.75
   Expected stock price volatility.........................    .526
   Expected dividend yield.................................    0.0%

     In February 1999, in a separate transaction outside of the Plan, an executive of the Company was granted options exercisable for 957,500 shares of common stock. The stock options are exercisable at any time at a price of $1.00 per share which equaled the fair value of the common stock on the date of the grant. The term of the options is five years.

10.  Employee Benefit Plan

     In October 1998, the Company adopted the ASD Systems Employees Profit Sharing Plan & Trust (the "401k Plan") to provide retirement and incidental benefits for the Company's employees. The 401k Plan covers substantially all employees who meet minimum age and service requirements. Employees vest at 20% per year, for five years of service, to share in the Company's matching contribution. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax deferred salary deductions for eligible employees.

     Employees may contribute from 1% to 19% of their annual compensation to the 401k Plan, limited to a maximum amount set by the Internal Revenue Service. The Company matches employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of deferred compensation. Company matching contributions to the 401k Plan were approximately $23,000 in 1999 and $6,000 in 1998.

11.  Significant Customers

     The Company provides services to two major clients, which are related through common control. Sales to the combined entities amounted to 54%, 84% and 94% for the years ended December 31, 1999 and 1998 and the period from October 14, 1997 through December 31, 1997, respectively. Accounts receivable due from the combined entities amounted to 27% and 28% of total receivables at December 31, 1999 and 1998, respectively.

     The Company's current contracts with the customers expire in August 2000 and July 2001. Management of the Company expects the contracts to be renewed before their expiration dates.

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

12.  Computations of Basic and Diluted Net Loss Per Common Share

                                                                                                                   Period from
                                                                                                                 October 14, 1997
                                                                                   December 31,    December 31,      through
                                                                                       1999           1998       December 31, 1997
                                                                                   ------------    ------------   -----------------
Numerator:
   Numerator for basic and diluted net
        Loss per common share..............................................        $ (8,806,526)   $ (2,605,957)      $  (27,083)
        Preferred stock dividend...........................................          (6,000,000)          --                 --
        Accretion of preferred stock discount..............................          (1,145,815)          --                 --
                                                                                    -----------    ------------
                                                                                   $(15,952,341)   $ (2,605,957)      $  (27,083)
                                                                                   ============    ============       ==========
Denominator:
   Denominator for basic net loss per common
        share--weighted-average shares.....................................          11,464,285       6,000,000        6,000,000
                                                                                   ============    ============       ==========
Effect of dilutive securities:
   Employee stock options..................................................              --             --                --
   Warrants................................................................              --             --                --
                                                                                   ------------    ------------       ----------
Basic and diluted net loss per common share................................        $      (1.39)   $      (0.43)      $     (.01)
                                                                                   ============    ============       ==========


13.  Transactions with Certain Clients

     In October 1999, a client advised the Company that it wished to terminate its relationship with the Company. Shortly thereafter, the client presented the Company with a summary of amounts representing lost revenues and other costs that the client asserted were caused by the Company.

     In February 2000, the Company and the client agreed to a settlement of the client's claims, and the amount owed by the client to the Company was adjusted to $350,000, resulting in total bad debts and claims costs of approximately $1,500,000. Sales to this client amounted to $2,688,189 in 1999 and none in 1998 and 1997.

     In January 2000, another client advised the company that it would no longer be requiring the Company's services. This client has identified certain claims against the Company resulting from an alleged lack of performance under the contract. Management has reviewed the terms of the contract and is of the opinion that the Company has performed as required under its terms.

     The Company and the client have agreed to a standstill agreement until further facts can be developed. During the term of the standstill agreement, the client will not make payments on outstanding accounts receivable to from the Company, which totaled $978,877 at December 31, 1999.

     Management further believes that none of the potential claims alleged by the client relate to services actually performed by the Company and the related billings. Management believes that the Company has sound defenses against claims, if any, that might be formally asserted by the client. However, because this matter is in the preliminary stage of negotiation and review, management is unable to predict its outcome with assurance and consequently is unable to ascertain the ultimate amount of monetary liability, if any, or financial impact with respect to this matter at December 31, 1999. The amount of any potential claims has not been documented by the client and, therefore, is not presently determinable. Sales to this company amounted to $1,141,991 in 1999 and none in 1998 and 1997.

                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

14.  Legal Proceedings

     From time to time, the Company may be involved in litigation claims and other administrative proceedings that arise through the normal course of business operations. All such matters, including claims by two former clients as discussed in Note 13, are subject to many uncertainties and outcomes not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to one remaining matter at December 31, 1999.

                        REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Athletic Supply of Dallas, LLC

     We have audited the accompanying balance sheet of the Fulfillment Division of Athletic Supply of Dallas, LLC (the "Division") as of October 13, 1997 and the related statements of operations and division deficit and cash flows for the period from December 21, 1996 to October 13, 1997. These financial statements are the responsibility of the Division's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fulfillment Division of Athletic Supply of Dallas, LLC at October 13, 1997, and the results of its operations and its cash flows for the period December 21, 1996 to October 13, 1997, in conformity with accounting principles generally accepted in the United States.



                                    Ernst & Young LLP



Dallas, Texas
August 5, 1999

            FULFILLMENT DIVISION OF ATHLETIC SUPPLY OF DALLAS, LLC

                                 BALANCE SHEET

                               October 13, 1997


Assets
  Current assets
  Accounts receivable                                                                         $  454,166
 Total current assets                                                                            454,166
                                                                                     -------------------
 Property and equipment, net                                                                     782,648
 Other assets                                                                                     25,582
                                                                                     -------------------
Total assets                                                                                  $1,262,396
                                                                                     ===================

Liabilities and Division Deficit
 Current liabilities
  Accounts payable                                                                            $   35,378
  Accrued liabilities                                                                            563,681
  Due to Athletic Supply of Dallas, LLC                                                        1,483,745
                                                                                     -------------------
 Total current liabilities                                                                     2,082,804

Commitments and contingencies

Division deficit                                                                                (820,408)
                                                                                     -------------------
Total liabilities and division deficit                                                        $1,262,396
                                                                                     ===================

                            See accompanying notes.

            FULFILLMENT DIVISION OF ATHLETIC SUPPLY OF DALLAS, LLC

                 STATEMENT OF OPERATIONS AND DIVISION DEFICIT

                                                                                          Period from
                                                                                       December 21, 1996
                                                                                      to October 13, 1997
                                                                                    --------------------
Revenues                                                                                      $4,881,787
Cost of revenue                                                                                2,685,838
                                                                                    --------------------
Gross profit                                                                                   2,195,949

Selling, general, and administrative expenses                                                  3,016,357
                                                                                    --------------------

Net loss                                                                                        (820,408)
Division deficit, December 21, 1996                                                                    -
                                                                                    --------------------
Division deficit, October 13, 1997                                                            $ (820,408)
                                                                                    ====================


                            See accompanying notes.

            FULFILLMENT DIVISION OF ATHLETIC SUPPLY OF DALLAS, LLC

                            STATEMENT OF CASH FLOWS

                                                                                               Period from
                                                                                               December 21,
                                                                                          1996 to October 13, 1997
                                                                                          ------------------------
Operating Activities
Net loss                                                                                           $ (820,408)
Adjustments to reconcile net loss to net cash provided by  operating activities:
  Depreciation                                                                                        367,300
  Changes in operating assets and liabilities:
         Accounts receivable                                                                        1,092,308
         Accounts payable                                                                            (110,617)
         Accrued liabilities                                                                          279,182
                                                                                                 ------------
Net cash provided by  operating activities                                                            807,765

Investing Activities
Purchases of property and equipment                                                                   (38,665)
                                                                                                 ------------
Net cash used in investing activities                                                                 (38,665)

Financing Activities
Financing provided  to Athletic Supply LLC                                                           (769,100)
                                                                                                 ------------
Net cash used in financing activities                                                                (769,100)

Net change in cash and cash equivalents                                                                     -
Cash and cash equivalents at beginning of year                                                              -
                                                                                                 ------------

Cash and cash equivalents at end of year                                                           $        -
                                                                                                 ============

Net assets acquired by parent allocated to the division                                            $2,252,845
                                                                                                 ============

                            See accompanying notes.

            FULFILLMENT DIVISION OF ATHLETIC SUPPLY OF DALLAS, LLC

                         NOTES TO FINANCIAL STATEMENTS


1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies

     Basis of Presentation and Description of Business

     The Fulfillment Division (the "Division") of Athletic Supply of Dallas LLC (the "Parent") provides comprehensive order management and fulfillment services to internet retailers and traditional direct marketing companies in the United States. The Parent is a subsidiary of Genesis Direct Inc. ("Genesis") which acquired the Parent on December 20, 1996 by purchasing all the common stock of Athletic Supply of Dallas Inc. ("Athletic Supply") for $10,000,000, consisting of $5,000,000 in cash and $5,000,000 promissory note due to the Athletic Supply common stockholders. On October 14, 1997, certain assets and liabilities of the Division were sold by Genesis to ASD Partners Ltd. for $2,700,000, consisting of
(1) a $1,700,000 promissory note due to Genesis and (2) causing the majority partner and executive of the Parent and Athletic Supply to forgive a $1,000,000 note receivable from Genesis.

     The accompanying financial statements reflect the financial position and results of operations of the Fulfillment Division of Athletic Supply of Dallas, LLC for the period December 21, 1996 to October 13, 1997. The balance sheet as of October 13, 1997 has been prepared using the historical basis of accounting and includes all of the assets and liabilities specifically identifiable to the Division. Only specific assets and liabilities could be included because corporate accounting systems of the Parent were not designed to track cash receipts and payments on a division specific basis.

     The statement of operations for the period December 21, 1996 to October 13, 1997 includes all revenue and costs directly attributable to the Division, including the allocation of facilities, salaries and employee benefits. Specifically, the Division was allocated rent expense of approximately $242,000 for the period December 21, 1996 to October 13, 1997.

     All of the allocations reflected in the financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Division had been operated on a stand-alone basis during the period December 21, 1996 to October 13, 1997 nor are they necessarily indicative of future costs to support the operations of the Division.

     Accounts Receivable and Concentration of Credit Risk

     Financial instruments, which potentially subject the Division to concentrations of credit risk, consist primarily of its accounts receivable from customers. At October 13, 1997, 97% of accounts receivable were due from one customer. The Company generally does not require collateral. During the period from December 21, 1996 to October 13, 1997, the Division did not record a provision for uncollectible accounts nor write off any bad debts.

            FULFILLMENT DIVISION OF ATHLETIC SUPPLY OF DALLAS, LLC

     Property and Equipment

     Property and equipment are stated at cost. Equipment allocated to the Division and acquired under capital leases by the Parent is stated at the lower of the present value of future minimum lease payments or fair value of the equipment at the inception of the lease. Depreciation and amortization of property and equipment, other than leasehold improvements, are provided over the estimated useful life of the assets (ranging from three to seven years) using the straight-line method. Leasehold improvements allocated to the Division are amortized on a straight-line basis over the shorter of the respective lease term or estimated useful life of the asset.

     Revenue Recognition

     Revenues relate primarily to order management and fulfillment services and are recognized on a per transaction basis as the services are rendered.

     Cost of revenues consist of direct labor costs for providing order management and fulfillment services and, to a lesser extent, the cost of contracting for third party call center and fulfillment center services.

     The Division had one major customer, Sears, Roebuck, and Co ("Sears"), a major national retailer that accounted for 95% of its revenues for the period from December 21, 1996 to October 13, 1997.

     Advertising Costs

     Advertising costs are expensed as incurred. Amounts expensed were approximately $18,000 for the period from December 21, 1996 to October 13, 1997.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes

     During the period from December 21, 1996 to October 13, 1997, the Division was not a taxable entity and was part of the taxable entity of the Parent. A provision for income taxes on a pro forma basis, as if the Division were liable for federal and state income taxes as a taxable corporate entity for the period December 21, 1996 to October 13, 1997, is not presented as the parent had zero tax expense due to the loss carryforward being fully reserved.

2.   Detail of Certain Balance Sheet Accounts

     Property and equipment are stated at cost and consist of the following at October 13, 1997:


Furniture, fixtures, and equipment                                     $2,535,335
Leasehold improvements                                                    113,218
                                                             --------------------
                                                                        2,648,553
Less accumulated depreciation and amortization                          1,865,905
                                                             --------------------
Net property and equipment                                             $  782,648
                                                             ====================

            FULFILLMENT DIVISION OF ATHLETIC SUPPLY OF DALLAS, LLC

Accrued liabilities consists of the following at October 13, 1997:


        Accrued vacation expense                             $  164,054
        Accrued salary expense                                  347,712
        Accrued property taxes                                   51,915
        Other                                                         -
                                                             ----------
        Total accrued liabilities                              $563,681
                                                             ==========

3.   Due to Athletic Supply of Dallas, LLC

     The Division utilized the Parent's centralized cash management services and processes related to receivables, payables, payroll, and other activities. The amounts due the Parent represent funding supplied by the Parent for capital expenditures, payment of operating and capital lease obligations, and other working capital needs. There were no intercompany transfers and no amounts were paid to the Parent in repayment of the financing provided.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     Not Applicable.


PART III.

     Certain information required by Part III is incorporated by reference in this report from our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned "Election of Directors -- Class A Directors - Nominees for Election to a Three Year Term Ending with the 2003 Annual Meeting," "-- Class C Directors - Nominees for Election to a Three Year Term Ending with the 2002 Annual Meeting," "-- Class B Directors - Nominees for Election to a Three Year Term Ending with the 2001 Annual Meeting," and "Management -- Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned "Election of Directors -- Compensation of Directors," "Management -- Executive Compensation," "-- Long-Term Incentive Plan," "--401(k) Plan," "--Compensation Committee Interlocks and Insider Participation," "Board Report on Executive Compensation" and "Performance Graph."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned "Stock Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned "Management -- Certain Transactions."

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STAEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          1. Financial Statements - ASD Systems, Inc. The following Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

               Independent Auditors' Report
               Balance Sheets as of December 31, 1999 and 1998
               Statements of Operations for the years ended December 31, 1999 and 1998 and the period from October 14, 1997 to December 31, 1997
               Statements of Stockholders' Equity (Deficit) for the years ended
                  December 31, 1999 and 1998 and the period from October 14, 1997 to December 31, 1997
               Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from October 14, 1997 to December 31, 1997
               Notes to Financial Statements

          2.   Financial Statements - Fulfillment Division of Athletic
               Supply of Dallas, LLC. The following Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

               Independent Auditors' Report
               Balance Sheet as of October 13, 1997
               Statement of Operations and Division Deficit for the period from
                  December 21, 1996 to October 31, 1997
               Statement of Cash Flows for the period from December 21, 1996 to
                  October 13, 1997
               Notes to Financial Statements

          3. Financial Statement Schedules. All required schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

          4. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by us during the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.

                                ASD SYSTEMS, INC.


                                By:  /s/ David E. Bowe
                                   ---------------------------------------
                                   David E. Bowe
                                   President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 27th day of March, 2000, below by the following persons in the capacities indicated.

               Signature                                                  Title
               --------                                                   -----
     /s/ Norman Charney                  Chairman of the Board and Chief Executive Officer
-----------------------------------      (Principal Executive Officer)
       Norman Charney

     /s/ David E. Bowe                   President and Chief Financial Officer
-----------------------------------      (Principal Financial and Accounting Officer)
       David E. Bowe

     /s/ Paul M. Jennings                Chief Technology Officer and Director
-----------------------------------
       Paul M. Jennings

     /s/ Jonathan R. Bloch               Director
-----------------------------------
       Jonathan R. Bloch

     /s/ Alan E. Salzman                 Director
-----------------------------------
       Alan E. Salzman

     /s/ Paul G. Sherer                  Director
-----------------------------------
       Paul G. Sherer

     /s/ Kevin P. Yancy                  Director
-----------------------------------
       Kevin P. Yancy

                              INDEX TO EXHIBITSc

Exhibit
Number          Description
------          -----------

3.1 Amended and Restated Articles of Incorporation of ASD Systems, Inc. (Exhibit 3.1) (1)

3.2       Amended and Restated Bylaws of ASD Systems, Inc. (Exhibit 3.2) (1)

4.1.      Form of Common Stock Certificate (Exhibit 4.1) (1)

4.2       1999 Long-Term Incentive Plan for ASD Systems, Inc. (Exhibit 4.2) (1)

4.3 Form of Stock Option Agreement under 1999 Long-Term Incentive Plan (Exhibit 4.3) (1)

4.4       401(k) Plan for ASD Systems, Inc. (Exhibit 4.4) (1)

10.1 Agreement, dated January 4, 1995, between Sears, Roebuck and Co. and ASD Systems, Inc., as amended June 11, 1998 and April 20, 1999+ (Exhibit 10.1) (1)

10.2      Form of ASD Certified Service Provider Agreement (Exhibit 10.2) (1)

10.3 Credit Agreement between ASD Systems, Inc. and Comerica Bank-Texas, dated May 13, 1999 (Exhibit 10.3) (1)

10.4      Forms of Employee Nondisclosure Agreements (Exhibit 10.4) (1)

10.5 Net Commercial Lease Agreement, dated November 1, 1986, between Norman Charney and ASD Systems, Inc., as amended May 31, 1991 and March 15, 1996 (Exhibit 10.5) (1)

10.6 Multi-Tenant Industrial Triple Net Lease Agreement, dated January 1, 1998, between ASD Systems, Inc. and Catellus Development Corporation (Exhibit 10.6) (1)

10.7 Real Property Lease Agreement, dated May 1, 1999, between ASD Systems, Inc. and AMB Property II, L.P. (Exhibit 10.7) (1)

10.8 Employment Agreement, dated as of December 14, 1998, between ASD Systems, Inc. and Norman Charney (Exhibit 10.8) (1)

10.9 Employment Agreement, dated as of October 14, 1997, between ASD Partners, Inc. and Paul M. Jennings (Exhibit 10.9 (1)

10.10     Form of Indemnification Agreements with directors (Exhibit 10.10) (1)

10.11 Stock Option Agreement dated as of February 10, 1999 between ASD Systems and Paul M. Jennings (Exhibit 10.11) (1)

10.12 Amended and Restated Shareholders' Agreement, dated as of August 23, 1999, between ASD Systems, Inc., and certain holders of equity securities of ASD Systems, Inc. (Exhibit 10.12) (1)

10.13     Form of Warrant granted to affiliates of CKM Capital LLC
          (Exhibit 10.15)

10.14 First Amendment to Credit Agreement between ASD Systems, Inc. and Comerica Bank-Texas, dated June 24, 1999 (Exhibit 10.16) (1)

10.15 Second Amendment to Credit Agreement between ASD Systems, Inc. and Comerica Bank-Texas, dated September 2, 1999 (Exhibit 10.17) (1)

10.16 Third Amendment to Lease Agreement, dated May 15, 2000, between Norman Charney and ASD Systems, Inc.

23.1      Consent of Ernst and Young LLP

27.1      Financial Data Schedule

---------------------------
(1) Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form S-1, File No. 333-85983.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.