Form 10-Q
period 2000-03-31
ASD SYSTEMS INC
filed 2000-05-15
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          -----------------

                              FORM 10-Q


     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 2000

                                 OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission File Number:  000-27945


                          ASD SYSTEMS, INC.
       (Exact name of registrant as specified in its charter)


              Texas                          75-2737041
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

3737 Grader Street, Suite 110, Garland, Texas  75041
(Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code:  214.348.7200

                            -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.          YES [ ]    NO [ ]


At April 28, 2000, 21,149,400 shares of common stock were outstanding.
<PAGE
                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

ASD SYSTEMS, INC.

Unaudited Balance Sheets as of March 31, 2000 and
   December 31, 1999......................................... 2

Unaudited Statements of Operations for the
   Three Months Ended March 31, 2000 and 1999................ 3

Unaudited Statements of Cash Flows for the
   Three Months Ended March 31, 2000 and 1999................ 4

Notes to Interim Financial Statements........................ 5

                        ASD SYSTEMS, INC.
                         BALANCE SHEETS
                         (000's Omitted)
(Unaudited)


                                        March 31,     December 31,
                                           2000           1999
                                      --------------  ------------

Assets

Current assets:
 Cash and cash equivalents             $ 31,062        $ 37,278
 Accounts receivable, less allowance
  for doubtful accounts of $37,495
  at March 31, 2000 and
  $100,00 at December 31, 1999            2,220           2,379
  Prepaid expenses                           47        $     63
                                       --------        --------
     Total current assets                33,329          39,720
Property and equipment, net               5,040           4,680
Other assets                                142              53
                                       --------        --------
Total assets                           $ 38,511        $ 44,453
                                       ========        ========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                      $    745        $  1,648
 Accrued liabilities                        599             737
 Current portion of long-term debt          340             340
                                       --------        --------
     Total current liabilities            1,684           2,725
Long term debt                              595             680
Contingencies                                --              --
Stockholders' equity (deficit):
 Preferred stock, $.0001 par value:
     Authorized shares -- 7,500,000
     Issued and outstanding -- none          --              --
 Common stock, $.0001 par value:
     Authorized shares--50,000,000
     Issued and outstanding shares-
      21,142,400
        at March 31, 2000 and
        21,097,400 at
        December 31, 1999                     2               2
 Additional paid-in capital              59,629          59,604
 Accumulated deficit                    (23,399)        (18,558)
                                       --------        --------
     Total stockholders' equity          36,232          41,048
                                       --------        --------
     Total liabilities and             $ 38,511        $ 44,453
stockholders equity                    ========        ========


                     See accompanying notes.

                        ASD SYSTEMS, INC.
                    STATEMENTS OF OPERATIONS
            (000's Omitted, except per share amounts)
                           (Unaudited)

                                          Three Months Ended
                                               March 31,
                                      --------------------------
                                          2000          1999
                                      ------------  ------------
Revenues                               $  1,621      $  2,200
Cost of revenues                          1,780         1,669
                                       --------      --------
Gross profit (loss)                        (159)          531
Operating expenses:
Selling, general, and administrative      4,695         1,291
expenses
Depreciation and amortization               464           321
                                       --------      --------
Total operating expenses                  5,159         1,612
                                       --------      --------
 Operating (loss)                        (5,318)       (1,081)
Interest income (expense), net              477           (38)
                                       --------      --------
Net loss                                $(4,841)      $(1,119)
                                       ========      ========
Basic and diluted net loss per share    $ (0.23)     $  (0.12)
                                       ========     =========
Average shares used in computing
basic and                                21,104         8,961
 diluted net loss per share



                     See accompanying notes.

                        ASD SYSTEMS, INC.
                     STATEMENTS OF CASH FLOW
                         (000's Omitted)
                           (Unaudited)


                                          Three Months Ended
                                               March 31,
                                       -------------------------
                                          2000          1999
                                      ------------  ------------
Net cash used in operating activities   $(5,332)     $  (458)
                                        -------      -------
Investing Activities
Purchases of property and equipment        (824)        (330)
Cash acquired through stock issuances        --           96
                                       --------      -------
Net cash used in investing activities      (824)        (234)
                                       --------      -------
Financing Activities
Payments on revolving line of credit         --       (2,400)
Proceeds from issuances of Common Stock      --        4,068
Conversion of common stock options           45           --
Payments of long-term debt                  (85)        (106)
  Other                                     (20)          --
                                       --------      -------
Net cash provided by (used in)              (60)       1,562
financing activities                   --------      -------
Net increase (decrease in cash and       (6,216)         870
 cash equivalents
Cash and cash equivalents at             37,278           --
  beginning of year                    --------      -------
Cash and cash equivalents at end of
  quarter                              $ 31,062      $   870
                                       ========      =======

                     See accompanying notes.

                        ASD SYSTEMS, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation:

      The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the company's audited financial statements included in the company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.    Computation of Basic and Diluted Net Loss Per Common Share

                                         Three Months Ended
                                    ---------------------------
                                     March 31,       March 31,
                                        2000            1999
                                   -------------   -------------
Net loss                             $4,841,000     $1,119,000
Weighted average number of shares
  outstanding                        21,104,000      8,961,000
Basic and diluted loss per share          ($.23)         ($.12)

3.   Contingent Liability

     On April 21, 2000, the Original Honey Baked Ham Company of Georgia, Inc. ("HBH") filed suit against the company to recover damages for breach of contract related to services performed by the company for HBH in 1999. The lawsuit seeks compensatory damages, incidental and consequential damages and other costs, fees and expenses including attorneys' fees and legal expenses in excess of $10.0 million. Management is actively exploring a number of possible counterclaims against HBH. Management denies plaintiff's allegations and intends to vigorously defend the lawsuit. Since this claim is at a very early stage, the company is unable to predict with any certainty what the outcome with respect to any claim might be, and therefore the company has not provided a reserve for potential claims, nor has it provided a reserve against its receivable from HBH.

4.    Subsequent Events

     On May 12, 2000 the Company announced the launch of a new technology platform and service offering named Omnigy. Omnigy is a unique services platform that management believes will meet the demands of future clients sooner than what was expected from the continued development of its internal software development program, known internally as Mercury. In connection with the introduction of Omnigy, the Company has elected to abandon the Mercury project. By virtue of the abandonment of Mercury, the Company anticipates that it will write off approximately $1,300,000 of capitalized costs related to the Mercury project during the second quarter of 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report. Such factors include among others: our ability to achieve or sustain profitability; our limited operating history; the risks associated with the failure of our systems and services to achieve widespread market acceptance or meet specific client needs; significant client concentration; the fact that our client contracts are either short-term or terminable with minimal notice; systems risks and uncertainties, including rapid technological change; the risks related to the possible inability of our system to connect to and manage a larger number of clients; business conditions in the fulfillment industry generally; the impact of market competitors and their service offerings; and such other factors that are more fully described in the company's Form 10-K for the year ended December 31, 1999.

The Company

     ASD Systems, Inc. is a Texas corporation with principal executive offices located at 3737 Grader Street, Suite 110,
Garland, Texas 75041. The company's telephone number is 214.348.7200.

Overview

     We offer software and service solutions that enable Internet retailers and direct marketing businesses to outsource their order management and fulfillment operations. Our systems automate and integrate in real-time Web sites, call centers, fulfillment centers and vendors. We have assembled a network of call centers and fulfillment centers which, at March 31, 2000, consisted of one company-owned call center, four third-party call centers, one company-owned fulfillment center and seven third-party fulfillment centers. Our network can increase or decrease in size and services offered to meet the specific needs of our clients.

     We derive our revenues from systems services, call center services, fulfillment services and, to a much lesser extent, other services, consisting of client management services, Web site related services and consulting services. For the quarter ended March 31, 2000, the percentage of total revenues by service category was as follows:

                                   % of Total Revenue for
                                      Three Months Ended
     Service Category                     March 31, 2000
     ----------------            --------------------------
     Systems services                        32%
     Call center services                    40%
     Fulfillment services                    28%
     Other services                     Less than 1%
                                        ------------
               TOTAL                        100%
                                        ============

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

     Our expenses are comprised of:

     * cost of revenues, which consists primarily of compensation and related expenses of our call center and fulfillment center and the variable costs of third-party call center and fulfillment center services;

     * selling, general and administrative, which consists primarily of compensation and related expenses for our executive group; our sales and marketing staff; our client service and administrative personnel and software development technicians; occupancy costs; software development costs; marketing programs; other administrative personnel; and bad debt expense; and

     *    depreciation and amortization expense.

Results of Operations

     Revenues. Our revenues decreased 26% to $1.6 million for the three months ended March 31, 2000 from $2.2 million for the three months ended March 31, 1999. The decrease in revenue over the period was due primarily to a decrease in the number of clients from 8 at March 31, 1999 to 5 at March 31, 2000. Sears accounted for 85% of total revenues for the three months ended March 31, 2000 and 73% of total revenues for the three months ended March 31, 1999.

     Cost of Revenues. Cost of revenues increased 7% to $1.8 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. The increase in cost of revenues resulted primarily from the addition throughout the latter part of 1999 and first quarter of 2000 of call center, fulfillment center and technical service personnel to support our anticipated growth. As a percentage of revenues, cost of revenues was 110% for the three months ended March 31, 2000 and 76% for the three months ended March 31, 1999.

     Selling, General and Administrative Expense. For the three months ended March 31, 2000, our selling, general and administrative, or SG&A, expense was $4.7 million compared to $1.3 million for the same period of 1999, an increase of 264%. Approximately $2.1 million of this increase in total SG&A expense was associated with the salaries and related benefits of additional personnel in the executive, financial, sales and marketing departments necessary to build our infrastructure to support our anticipated growth as well as to meet the administrative needs of a public company. In addition, approximately $600,000 of this increase in total SG&A expense was associated with increased advertising. SG&A expense increased to 290% of revenues for the three months ended March 31, 2000 from 59% for the three months ended March 31, 1999.

     Depreciation and Amortization. For the three months ended March 31, 2000, depreciation and amortization expense was approximately $460,000 compared to $320,000 for the same period of 1999, an increase of 45%. The increase corresponds with the increase in computer equipment purchased for internal and client use.

     Interest income (expense), net. For the three months ended March 31, 2000 interest income, net of expense, was approximately $480,000 compared to approximately $40,000 in net interest expense for the prior year. The interest income for the three months ended March 31, 2000 is attributed to investment income on proceeds from our initial public offering completed in the fourth quarter of 1999.

Factors Affecting Operating Results

     We have experienced significant fluctuations in our results of operations from quarter to quarter. As a result of these fluctuations, period-to-period comparison of our operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

     * demand for and market acceptance of our order management and fulfillment systems and services;

     *    client retention;

     * fluctuations in third-party call center and fulfillment center costs;

     *    timing and magnitude of capital expenditures;

     * costs relating to the expansion of our operations and the development and/or acquisition of additional software applications;

     * introduction of new systems and services or enhancements by us or our competitors;

     * the ability to meet the technological demands of our clients;

     * changes in our pricing policies or those of our competitors;

     * economic conditions specific to the order management and fulfillment industry, as well as generally; and

     * the effect of potential strategic acquisitions or alliances.

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

Liquidity and Capital Resources

     Since inception in January 1998, we have financed our operations principally through funds from the private and public placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999, which yielded net proceeds of approximately $41.9 million. Prior to the initial public offering, we also supplemented our capital needs with short-term borrowings under a credit facility maintained with Comerica Bank-Texas. As of March 31, 2000, we had working capital of approximately $31.7 million.

     For the three months ended March 31, 2000, net cash used in operating activities was approximately $5.3 million compared to approximately $500,000 for the three months ended March 31, 1999. Significant uses of cash in operations for the three months ended March 31, 2000, in addition to our net loss, was cash used to reduce payables and accrued liabilities.

     Our capital expenditures amounted to approximately $820,000 for the three months ended March 31, 2000 and approximately $330,000 for the three months ended March 31, 1999. For the three months ended March 31, 2000 capital expenditures included software development costs as well as the purchase of technical equipment.

     We maintain a $2.0 million revolving line of credit with Comerica Bank which is secured by our assets. This facility expires on May 13, 2000. At March 31, 2000 we did not have any debt outstanding under the revolving credit facility. Our credit agreement requires us to comply with some standard financial covenants such as a minimal amount of tangible net worth, a minimal quick ratio and a maximum amount of debt to tangible net worth. We pay a quarterly commitment fee under the terms of our credit agreement equal to 0.25% of the daily available borrowings there under.

     We are currently negotiating with Comerica Bank to extend this facility and, alternatively, with other lenders to replace the current facility. No assurances can be made that we will be able to successfully extend or replace the existing facility or that any new facility can be obtained on terms and in an amount acceptable to the company.

     We believe that the proceeds from our initial public offering closed in November 1999 will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, the execution of our business plan will require substantial additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures thereafter. In the event our plans or assumptions change or prove to be inaccurate we may be required to seek additional sources of capital. In addition, although no significant acquisitions were planned or reasonably likely at the time of filing this report, we may need to seek additional sources of capital to the extent any materializes during that period. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

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

                             PART II.

                        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 21, 2000, the Original Honey Baked Ham Company of Georgia, Inc. filed a claim against the company in the U.S. District Court for the Northern District of Georgia, Atlanta Division (Cause No. 100CV1040), that alleges breach of contract under the Call Center and System Services Agreement between the parties. The lawsuit seeks compensatory damages, incidental and consequential damages and other costs, fees and expenses including attorneys' fees and legal expenses in excess of $10.0 million. Management of the company denies the plaintiff's allegations and intends to vigorously defend against the lawsuit. In addition, management is actively exploring a number of possible counterclaims against Honey Baked Ham.

     The above-mentioned litigation with Honey Baked Ham is at a very early stage. Consequently, at this time it is not possible to predict whether the company will incur any liability or to estimate the damages, or the range of damages, that the company might incur in connection with such action.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

     (1)  On November 10, 1999, the Securities and Exchange
Commission declared effective the Registration Statement on Form
S-1 (File No. 333-85983) relating to our initial public offering. Net offering proceeds to us from this offering were approximately $41,880,000.

     (2)  Unchanged since originally reported in our Annual
Report on Form 10-K for the year ended December 31, 1999.

     (3)  Unchanged since originally reported in our Annual
Report on Form 10-K for the year ended December 31, 1999.

     (4)(i)-(vi) Unchanged since originally reported in our Annual Report on Form 10-K for the year ended December 31, 1999.

     (vii)     From November 10, 1999 (the effective date of the
Registration Statement) to March 31, 2000 (the ending date of this report), we expended net offering proceeds for the following uses:

*  Construction of plant, building and        $         0
   facilities
*  Purchase and installation of machinery     $   940,000
   and equipment
*  Purchase of real estate                    $         0
*  Acquisition of other businesses            $         0
*  Repayment of indebtedness                  $ 3,490,000
*  Working capital                            $ 6,150,000
*  Temporary investments                      $31,300,000*

All of the payments referenced above were direct or indirect payments to others.
-------------------
* Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION


        Name. On May 12, 2000, we announced that we will begin doing business under the name Ascendant Solutions.

Recent Events

     Systems Platform and Related Matters. As previously announced, we have been considering several strategies concerning our software technology assets to achieve improved customer service capabilities in our existing market and enable future entry into potential new markets. As a result, on May 12, 2000, we announced the planned implementation of a new technology platform and service offering named "Omnigy." The new platform results from the combination of several licensed programs and a proprietary framework that together produce a unique systems offering that we expect to permit us to take advantage of new and emerging technologies. We believe that Omnigy will provide a solution capable of meeting or exceeding industry standards prior to the time that we would have been in a position to commercially introduce Mercury, the company's internal software development effort. In connection with the introduction of Omnigy, we have elected to abandon future development of Mercury. The combination of these actions is expected to improve our long-term competitive position; however, no assurances can be made that we will be successful in deploying Omnigy in the future.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.17     Offer Letter, dated
                    December 13, 1999, by and between ASD
                    Systems, Inc. and Gregg L. Young.

          10.18     Amendment No. 1 to Offer
                    Letter, dated January 11, 2000, by and
                    between ASD Systems, Inc. and Gregg L.
                    Young.

          10.19     Pledge Agreement, dated
                    January 11, 2000, by and between ASD
                    Systems, Inc. and Gregg L. Young.

          10.20     $80,000 Promissory Note,
                    dated January 11, 2000, by Gregg L. Young in favor of ASD Systems, Inc.

          10.21     $65,000 Promissory Note,
                    dated January 11, 2000, by Gregg L. Young in favor of ASD Systems, Inc.

          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K

          None
                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  May 12, 2000                ASD SYSTEMS, INC.



                              By:     /s/ DAVID E. BOWE
                                   -----------------------------
                                   David E. Bowe
                                   President and Chief Financial
                                   Officer

                          EXHIBIT INDEX


       No.          Description
     -------        -----------

      10.17    Offer Letter, dated December 13, 1999,
               by and between ASD Systems, Inc. and Gregg L.
               Young.

      10.18    Amendment No. 1 to Offer Letter, dated
               January 11, 2000, by and between ASD Systems,
               Inc. and Gregg L. Young.

      10.19    Pledge Agreement, dated January 11,
               2000, by and between ASD Systems, Inc. and Gregg
               L. Young.

      10.20    $80,000 Promissory Note, dated
               January 11, 2000, by Gregg L. Young in favor of
               ASD Systems, Inc.

      10.21    $65,000 Promissory Note, dated
               January 11, 2000, by Gregg L. Young in favor of
               ASD Systems, Inc.

       27.1    Financial Data Schedule