Form 10-Q
period 2000-06-30
ASD SYSTEMS INC
filed 2000-08-15
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                            OF THE SECURITIES EXCHANGE ACT OF 1934
                                                For the Quarterly Period Ended June 30, 2000

OR

[  ]                             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                              OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-27945

ASD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2737041
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3737 Grader Street, Suite 110, Garland, Texas	75041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  214.348.7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days                  YES [X]     NO  [  ]

At July 31, 2000, there were 21,224,900 shares of common stock outstanding.


PART I.
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ASD SYSTEMS, INC.

Unaudited Balance Sheets as of June 30, 2000 and December 31, 1999…………………………………..	2

Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999……...	3

Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999………………..	4

Notes to Interim Financial Statements………………………………………………………………………	5


ASD SYSTEMS, INC.
BALANCE SHEETS
(000’s Omitted)
(Unaudited)

	June 30, 2000 -------------------	December 31, 1999 -------------------
Assets

Current assets:
Cash and cash equivalents…………………………………	$ 24,673	$ 37,278
Accounts receivable, less allowance for doubtful accounts of $37 at June 30, 2000 and $100 at December 31, 1999………………………………….	1,814	2,379
Prepaid expenses……………………………………………..	200	63
Total current assets……………………………………….	26,687	39,720
Property and equipment, net………………………………….	5,438	4,680
Notes receivable……………………………………………….	175	--
Other assets……………………………………………………	66	53
Total assets……………………………………………………	$ 32,366 =======	$ 44,453 =======

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable……………………………………………...	$ 1,377	$ 1,648
Accrued liabilities……………………………………………....	1,804	737
Current portion of long-term debt……………………………..	340	340
Total current liabilities……………………………………...	3,521	2,725
Long term debt…………………………………………………...	510	680
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value: Authorized shares -- 7,500,000 Issued and outstanding – none…..…………………………	--	--
Common stock, $.0001 par value: Authorized shares--50,000,000 Issued and outstanding shares--21,153,400 at June 30, 2000 and 21,097,400 at December 31, 1999…………....……………………………	2	2
Additional paid-in capital…….………………………………	59,640	59,604
Accumulated deficit……………………………………………	(31,307)	(18,558)
Total stockholders’ equity…………………………………	28,335	41,048
Total liabilities and stockholders equity……………….	$ 32,366 ========	$ 44,453 ========

See accompanying notes.


ASD SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(000’s Omitted, except per share amounts)
(Unaudited)

	Three Months Ended June 30, -----------------------------------------		Six Months Ended June 30, --------------------------------------
	2000 --------------------	1999 ----------------	2000 ------------------	1999 ----------------
Revenues……………………………………..	$ 1,452	$ 2,479	$ 3,073	$ 4,679
Cost of revenues……………………………..	1,494	1,647	3,274	3,316
Gross profit (loss)……………………………	(42)	832	(201)	1,363
Operating expenses:………………………….
Selling, general, and administrative expenses………………………….………..	5,367	1,722	10,062	3,013
Depreciation and amortization…….....……	531	253	995	574
Restructuring costs ………………..………	2,460	--	2,460	--
Total operating expenses…………..……...	8,358	1,975	13,517	3,587
Operating (loss)……………….……......	(8,400)	(1,143)	(13,718)	(2,224)
Interest income (expense), net……………….	492	(30)	969	(68)
Net loss…………………………………..…...	$ (7,908) ======	$ (1,173) ======	$ (12,749) ======	$ (2,292) ======
Basic and diluted net loss per share………….	$ (0.37) ======	$ (0.11) ======	$ (0.60) ======	$ (0.24) ======
Average shares used in computing basic and diluted net loss per share…………….	21,146 ======	10,500 ======	21,125 ======	9,735 ======

See accompanying notes.


ASD SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(000’s Omitted)
(Unaudited)

	Six Months Ended June 30, -----------------------------------------------
	2000 -------------------------	1999 ------------------
Net cash used in operating activities………………………….	$ (9,428)	$ (1,378)
Investing Activities
Purchases of property and equipment…………………………..	(3,043)	(1,634)
Net cash used in investing activities ………....……………	(3,043)	(1,634)
Financing Activities
Borrowing on revolving line of credit………………..…………	--	700
Payments on revolving line of credit…………………..……….	--	(2,400)
Proceeds from issuances of Common Stock……………………	--	4,164
Proceeds from exercise of common stock options……………..	56	--
Borrowings of long-term debt………………………………….	--	944
Payments of long-term debt…………………………………….	(170)	(170)
Other……………………………………………………………	(20)	(24)
Net cash provided by (used in) financing activities……………	(134)	3,214
Net increase (decrease) in cash and cash equivalents………….	(12,605)	202
Cash and cash equivalents at beginning of period……………..	37,278	--
Cash and cash equivalents at end of period…………………….	$ 24,673 =======	$ 202 ======

See accompanying notes.


ASD SYSTEMS, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

1.        Basis of Presentation:

        The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the company’s audited financial statements included in the company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       Computation of Basic and Diluted Net Loss Per Common Share

	Three months ended ---------------------------------------------		Six months ended ---------------------------------------------
	June 30, 2000 ---------------------	June 30, 1999 --------------------	June 30, 2000 --------------------	June 30, 1999 --------------------
Net loss……………………..	$ 7,908	$ 1,173	$ 12,749	$ 2,292
Weighted average number of shares outstanding………...	21,146,000	10,500,000	21,125,000	9,735,000
Basic and diluted net loss per share…….……………..	$ (0.37)	$ (0.11)	$ (0.60)	$ (0.24)

3.        Contingent Liability

On April 21, 2000, the Original Honey Baked Ham Company of Georgia, Inc. ("HBH") filed suit against the company to recover damages for breach of contract related to services performed by the company for HBH in 1999. The lawsuit seeks compensatory damages, incidental and consequential damages and other costs, fees and expenses including attorneys’ fees and legal expenses in excess of $10.0 million. We filed a claim and are actively exploring a number of possible counterclaims against HBH. Management denies plaintiff’s allegations and intends to vigorously defend the lawsuit. Since this claim is at a very early stage, the company is unable to predict with any certainty what the outcome with respect to any claim might be, and therefore the company has not provided a reserve for potential claims, nor has it provided a reserve against its receivable from HBH.

4.        Restructuring costs

        In May, 2000, the company terminated the development of its browser based software known as Mercury and eliminated its software development department. In addition, the company completed a thorough reorganization and eliminated positions. The write-off of Mercury, plus the severance and other costs related to these events, amounted to $2,460.


ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                  RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report. Such factors include among others: our ability to achieve or sustain profitability; our limited operating history; the risks associated with the failure of our systems and services to achieve widespread market acceptance or meet specific client needs; significant client concentration; the fact that our client contracts are either short-term or terminable with minimal notice; systems risks and uncertainties, including rapid technological change; the risks related to the possible inability of our system to connect to and manage a larger number of clients; business conditions in the fulfillment industry generally; the impact of market competitors and their service offerings; and such other factors that are more fully described in the company’s Form 10-K for the year ended December 31, 1999.

The Company

        ASD Systems, Inc. is a Texas corporation with principal executive offices located at 3737 Grader Street, Suite 110, Garland, Texas 75041. The company’s telephone number is 214.348.7200.

Overview

        We offer software and service solutions that enable Internet retailers and direct marketing businesses to outsource their order management and fulfillment operations. Our systems automate and integrate information received from real-time Web sites, call centers, fulfillment centers and vendors. We have assembled a network of call centers and fulfillment centers which, at June 30, 2000, consisted of one company-owned call center, four third-party call centers, one company-owned fulfillment center and seven third-party fulfillment centers. Our network can increase or decrease in size and services offered to meet the specific needs of our clients.

        We derive our revenues from systems services, call center services, fulfillment services and, to a much lesser extent, other services. Other services consist of client management services, Web site related services and consulting services. For the three and six months ended June 30, 2000, the percentage of total revenues by service category was as follows:

Service Category	% of Total Revenue for Three Months Ended June 30, 2000	% of Total Revenue for Six Months Ended June 30, 2000
Systems services	35%	34%
Call center services	40%	40%
Fulfillment services	25%	26%
Other services	Less than 1%	Less than 1%
TOTAL	100% ==========	100% ==========

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


Our expenses are comprised of:

cost of revenues, which consists primarily of compensation and related expenses of our call center, fulfillment center, and technical services employees and the variable costs of third-party call center and fulfillment center services;
selling, general and administrative, which consists primarily of compensation and related expenses for our executive group; our sales and marketing staff; our client service and administrative personnel and software technicians; occupancy costs; software costs; marketing programs; other administrative personnel; and
depreciation and amortization expense.

Results of Operations

        Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999

        Revenues. Our revenues decreased 41% to $1.5 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999. The decrease in revenue over the period was due primarily to a decrease in the number of full three months’ equivalent clients at June 30, 2000 compared to June 30, 1999. Sears accounted for 81% of total revenues for the three months ended June 30, 2000 and 57% of total revenues for the three months ended June 30, 1999.

        Cost of Revenues. Cost of revenues decreased 9% to $1.5 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. The decrease in the cost of revenue is due primarily to the reduction of call center, fulfillment center and technical service personnel required to support existing clients. As a percentage of revenues, cost of revenues was 103% for the three months ended June 30, 2000 and 66% for the three months ended June 30, 1999.

        Selling, General and Administrative Expense. For the three months ended June 30, 2000, our selling, general and administrative, or SG&A expense was $5.4 million compared to $1.7 million for the same period of 1999, an increase of 211%. The increase in costs was primarily the result of increased employee levels to match the anticipated increase in activity. Additionally, we accrued approximately $400,000 for employment agreement provisions payable in the future. See our discussion of restructuring costs for an explanation of how we have taken actions to reduce our SG&A expenses.

        Depreciation and Amortization. For the three months ended June 30, 2000, depreciation and amortization expense was approximately $531,000 compared to $253,000 for the same period of 1999, an increase of 110%. Depreciation and amortization expense increased to 37% of revenues for the three months ended June 30, 2000 from 10% for the three months ended June 30, 1999. The increase corresponds with the increase in computer equipment purchased for internal use.

        Restructuring Costs. In May, 2000, we began the process of reviewing our overall business plan, beginning with major changes to specific components of our operations. We decided to terminate the software development of Mercury, a browser-based platform, and replace it with Omnigy, our new services platform which combines third party technologies with proprietary integration and framework. We also changed our business name to "Ascendant Solutions". In connection with our restructuring, we terminated and paid severance to 55 employees. The reductions were primarily in Mercury software development and systems services groups, and certain executive positions. We have identified our costs related to these changes and classified them as restructuring costs in the accompanying statements of operations so that our results will be more easily comparable to future periods as we operate under our new direction. Restructuring charges incurred to date have totaled $2,460,000, broken down into the following summary:


Write off of Mercury software	$ 1,294,000
Employee severance and other

payroll and benefit charges	804,000
Professional services	260,000
Other	102,000
Total	$ 2,460,000 =========

Restructuring charges in the amount of $440,000 remained unpaid as of June 30, 2000.

        Interest income (expense), net. For the three months ended June 30, 2000 interest income, net of expense, was approximately $492,000 compared to approximately $30,000 in net interest expense for the prior year. The interest income for the current year is attributed to investment income on proceeds from our initial public offering completed in the fourth quarter of 1999.

Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999

        Revenues. Our revenues decreased 34% to $3.1 million for the six months ended June 30, 2000 from $4.7 million for the six months ended June 30, 1999. The decrease in revenue over the period was due primarily to a decrease in the number of full six months’ equivalent clients at June 30, 1999 compared to June 30, 2000. Sears accounted for 82% of total revenues for the six months ended June 30, 2000 and 78% of total revenues for the six months ended June 30, 1999.

        Cost of Revenues. Cost of revenues were $3.3 for both six month periods ending June 30, 2000 and June 30, 1999. As a percentage of revenues, cost of revenues was 107% for the six months ended June 30, 2000 and 71% for the six months ended June 30, 1999. The increase in costs was primarily the result of increased employee levels to match the anticipated activity.

        Selling, General and Administrative Expense. For the six months ended June 30, 2000, our selling, general and administrative, or SG&A, expense was $10.1 million compared to $3.0 million for the same period of 1999, an increase of 234%. The increase in costs was primarily the result of increased employee levels to match the anticipated activity. Additionally, we accrued approximately $400,000 for employment agreement provisions payable in the future. See our discussion of restructuring costs for an explanation of how we have taken actions to reduce our SG&A expenses.

        Depreciation and Amortization. For the six months ended June 30, 2000, depreciation and amortization expense was approximately $995,000 compared to $574,000 for the same period of 1999, an increase of 73%. Depreciation and amortization expense increased to 32% of revenues for the six months ended June 30, 2000 from 12% for the six months ended June 30, 1999. The increase corresponds with the increase in computer equipment purchased for internal use.

        Restructuring Costs. In May, 2000, we began the process of reviewing our overall business plan, beginning with major changes to specific components of our operations. We decided to terminate the software development of Mercury, a browser-based platform, and replace it with Omnigy, our new services platform which combines third party technologies with proprietary integration and framework. We also changed our business name to "Ascendant Solutions". In connection with our restructuring, we terminated and paid severance to 55 employees. The reductions were primarily in Mercury software development and systems services groups, and certain executive positions. We have identified our costs related to these changes and classified them as restructuring costs in the accompanying statements of operations so that our results will be more easily comparable to future periods as we operate under our new direction. Restructuring charges incurred to date have totaled $2,460,000, broken down into the following summary:


Write off of Mercury software	$1,294,000
Employee severance and other

payroll and benefit charges	804,000
Professional services	260,000
Other	102,000
Total	$2,460,000 ========

Restructuring charges in the amount of $440,000 remained unpaid as of June 30, 2000.

        Interest income (expense), net. For the six months ended June 30, 2000 interest income, net of expense, was approximately $969,000 compared to approximately $68,000 in net interest expense for the prior year. The interest income for the current year is attributed to investment income on proceeds from our initial public offering completed in the fourth quarter of 1999.

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

demand for and market acceptance of our order management and fulfillment systems and services, specifically our new Omnigy platform;
client retention;
fluctuations in third-party call center and fulfillment center costs;
timing and magnitude of capital expenditures;
costs relating to the expansion of our operations and the development and/or acquisition of additional software applications;
introduction of new systems and services or enhancements by us or our competitors;
the ability to meet the technological demands of our clients;
changes in our pricing policies or those of our competitors;
economic conditions specific to the order management and fulfillment industry, as well as generally; and
the effect of potential strategic acquisitions or alliances.


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

Liquidity and Capital Resources

        Prior to our initial public offering, we financed our operations principally through funds from the private placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999, which yielded net proceeds of approximately $41.9 million. Prior to the initial public offering, we also supplemented our capital needs with short-term borrowings under a credit facility maintained with Comerica Bank-Texas. As of June 30, 2000, we had working capital of approximately $23.2 million.

        For the six months ended June 30, 2000, net cash used in operating activities was approximately $9.4 million compared to approximately $1.4 million for the six months ended June 30, 1999. The increase in cash used resulted primarily from operating losses, and approximately $712,000 related to the restructuring costs.

        Our capital expenditures amounted to approximately $3.0 million for the six months ended June 30, 2000 and approximately $1.6 million for the six months ended June 30, 1999. For the six months ended June 30, 2000 capital expenditures included software development costs of $505,000 related to the Mercury software platform (before it was discontinued). The remainder of the additions related primarily to the purchase of software and other technical equipment.

        We historically maintained a $2.0 million revolving line of credit with Comerica Bank which was secured by our assets. This facility expired on May 13, 2000 and to date has not been renewed. No assurances can be made that we will be able to secure a new facility with terms and an amount acceptable to the company if and when we desire to do so.

        We believe that the proceeds from our initial public offering closed in November 1999 will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, the execution of our business plan will require substantial additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures thereafter. In the event our plans or assumptions change or prove to be inaccurate we may be required to seek additional sources of capital. In addition, although no significant business acquisitions were planned or reasonably likely at the time of filing this report, we may need to seek additional sources of capital to the extent any materializes during that period. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

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


        We may be exposed, in the normal course of doing business, to market risk through changes in interest rates. We currently minimize such risk by investing our temporary cash primarily in repurchase obligations collateralized by commercial mortgages. As a result, we do not believe that we have a material interest rate risk to manage.


PART II.
OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        On April 21, 2000, the Original Honey Baked Ham Company of Georgia, Inc. ("HBH") filed suit against the company to recover damages for breach of contract related to services performed by the company for HBH in 1999. The lawsuit seeks compensatory damages, incidental and consequential damages and other costs, fees and expenses including attorneys’ fees and legal expenses in excess of $10.0 million. We filed a claim and are actively exploring a number of possible counterclaims against HBH. Management denies plaintiff’s allegations and intends to vigorously defend the lawsuit. Since this claim is at a very early stage, the company is unable to predict with any certainty what the outcome with respect to any claim might be, and therefore the company has not provided a reserve for potential claims, nor has it provided a reserve against its receivable from HBH.

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

(vii) From November 10, 1999 (the effective date of the Registration Statement) to June 30, 2000 (the ending date of this report), we expended net offering proceeds for the following uses:
Construction of plant, building and facilities………………………..	$0
Purchase and installation of machinery and equipment…………….	$3,540,000
Purchase of real estate………………………………………………	$0
Acquisition of other businesses……………………………………..	$0
Repayment of indebtedness…………………………………………	$3,570,000
Working capital……………………………………………………..	$10,210,000
Temporary investments…………………………………………….	$24,560,000*

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on May 12, 2000.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all such nominees were elected.

        The following two directors were elected as Class A directors to serve a three-year term ending with the 2003 Annual Meeting of Stockholders:

Class A Directors ---------------------------------------
Paul G. Sherer
David E. Bowe

        Directors continuing in office after the meeting were:

Class B Directors ---------------------------------------
Kevin P. Yancy
Jonathan R. Bloch

Class C Directors ---------------------------------------
Norman Charney
Alan E. Salzman
(c)	Our proposal to increase the number of shares available under our 1999 Long Term Incentive Plan received the following votes:
For	9,159,586
Against	185,335
Abstain	6,900

Our proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2000 received the following votes:
For	13,832,880
Against	28,220
Abstain	4,996
(d)	Not applicable.

ITEM 5.        OTHER INFORMATION


Recent Events

        None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

27.1 Financial Data Schedule

(b)	Reports on Form 8-K

None


SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000	ASD SYSTEMS, INC., d/b/a Ascendant Solutions

By: /s/ DAVIE E. BOWE
David E. Bowe
Chief Executive Officer, President, and
Chief Financial Officer


EXHIBIT INDEX

No.	Description

27.1	Financial Data Schedule