Form 10-Q
period 2000-09-30
ASCENDANT SOLUTIONS INC
filed 2000-11-13
CIK 1080029

====================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                         ------------------

                              FORM 10-Q


[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2000

                                 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number:  000-27945

                      ASCENDANT SOLUTIONS, INC.
       (Exact name of registrant as specified in its charter)


             Delaware                             75-2900905
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)

  3737 Grader Street, Suite 110,
          Garland, Texas                             75041
 (Address of principal executive                  (Zip Code)
             offices)

  Registrant's telephone number, including area code:  214.348.7200

                        ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    YES [ X ]    NO [  ]


At October 31, 2000, there were 21,230,900 shares of common stock outstanding.

=====================================================================

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

ASCENDANT SOLUTIONS, INC.

Unaudited Balance Sheets as of September 30, 2000 and
 December 31, 1999...........................................  2

Unaudited Statements of Operations for the Three and Nine
  Months Ended September 30, 2000 and 1999 ..................  3

Unaudited Statements of Cash Flows for the Nine Months
 Ended September 30, 2000 and 1999...........................  4

Notes to Interim Financial Statements........................  5

                    ASCENDANT SOLUTIONS, INC.
                         BALANCE SHEETS
                         (000's Omitted)
                           (Unaudited)


                                          September 30,   December 31,
                                               2000          1999
                                          -------------   ------------
Assets

Current assets:
  Cash and cash equivalents.............  $   20,157        $  37,278
  Accounts receivable, less allowance
   for doubtful accounts of $37 at
   September 30, 2000 and $100 at              2,299            2,379
   December 31, 1999
  Prepaid expenses.....................          211               63
                                           ---------        ---------
        Total current assets...........       22,667           39,720
Property and equipment, net............        6,265            4,680
Notes receivable.......................          178               --
Other assets...........................           64               53
Total assets...........................   $   29,174        $  44,453
                                          ==========        =========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ....................   $    1,419        $   1,648
  Accrued liabilities..................        1,982              737
  Current portion of long-term debt....          340              340
                                          ----------        ---------
     Total current liabilities.........        3,741            2,725
Long term debt.........................          425              680
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value:
    Authorized shares -- 7,500,000
    Issued and outstanding shares - none          --               --
  Common stock, $.0001 par value:
    Authorized shares -- 50,000,000
    Issued and outstanding shares --
    21,230,900 at September 30, 2000 and
    21,097,400 at December 31, 1999.....           2                2
  Additional paid-in capital............      59,718           59,604
  Accumulated deficit...................     (34,712)         (18,558)
                                          ----------        ---------
    Total stockholders' equity..........      25,008           41,048
                                          ----------        ---------
    Total liabilities and stockholders'
       equity...........................  $   29,174        $  44,453
                                          ==========        =========






                     See accompanying notes.

                    ASCENDANT SOLUTIONS, INC.
                    STATEMENTS OF OPERATIONS
            (000's Omitted, except per share amounts)
                           (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                --------------------   ----------------------
                                  2000       1999        2000         1999
                               ---------  ----------  ---------    ----------
Revenues...................     $  1,964   $   3,215   $  5,037    $    7,894
Cost of revenues...........        1,314       2,643      4,588         6,305
                                --------   ---------   --------    ----------
Gross profit...............          650         572        449         1,589
Operating expenses:
  Selling, general and
   administrative expenses.        3,753       3,027     13,815         5,694
  Depreciation and
    amortization...........          631         440      1,627         1,014
  Restructuring costs......           --          --      2,460            --
                                --------   ---------   --------    ----------
    Total operating expenses       4,384       3,467     17,902         6,708
                                --------   ---------   --------    ----------
   Operating (loss)........       (3,734)     (2,895)   (17,453)       (5,119)
Interest (income) expense,
  net .....................         (330)         84     (1,299)          152
Interest expense related to
  stock warrants...........           --         636         --           636
                                --------   ---------   --------    ----------
Net loss...................     $ (3,404)  $  (3,615)  $(16,154)   $   (5,907)
                                ========   =========   ========    ==========
Basic and diluted net loss
  per share ...............     $  (0.16)  $   (0.34)  $  (0.76)   $    (0.59)
                                ========   =========   ========    ==========
Weighted average shares used
  in computing basic and
  diluted net loss per share      21,215      10,500     21,155         9,993
                                ========   =========   ========    ==========





                     See accompanying notes.

                    ASCENDANT SOLUTIONS, INC.
                    STATEMENTS OF CASH FLOWS
                         (000's Omitted)
                           (Unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                               -----------------------
                                                  2000         1999
                                               ----------  -----------
Net cash used in operating activities.......   $  (12,504)   $  (3,958)
                                               ----------    ---------
Investing Activities
Purchases of property and equipment.........       (4,476)      (3,233)
                                               ----------    ---------
Net cash used in investing activities ......       (4,476)      (3,233)
                                               ----------    ---------
Financing Activities
Borrowing on revolving line of credit.......           --        2,000
Payments on revolving line of credit........           --       (2,800)
Proceeds from issuances of Common Stock.....           --        4,164
Proceeds from issuance of Series A
  Convertible Preferred Stock...............           --        5,745
Proceeds from issuance of Series B
  Mandatorily Redeemable Preferred Stock ...           --        5,745
Proceeds from exercise of common stock
  options...................................          134           --
Borrowings of long-term debt ...............           --        1,903
Payments of long-term debt..................         (255)        (340)
Other.......................................          (20)         (29)
                                                ---------    ---------
Net cash provided by (used in) financing
  activities ...............................         (141)      16,388
                                                ---------    ---------
Net increase (decrease) in cash and cash
  equivalents..............................       (17,120)       9,197
Cash and cash equivalents at beginning of
  period ..................................        37,278           --
                                                ---------    ---------
Cash and cash equivalents at end of period      $  20,157    $   9,197
                                                =========    =========






                     See accompanying notes.

                    ASCENDANT SOLUTIONS, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS

 1.    Basis of Presentation:

      The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the company's audited financial statements included in the company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

 2.   Computation of Basic and Diluted Net Loss Per Common Share
      (000's omitted except for share and per share amounts)


                             Three months ended             Nine Months Ended
                        ----------------------------   ----------------------------
                        September 30,   September 30,  September 30,   September 30,
                            2000           1999            2000            1999
                        ------------   -------------   ------------   -------------
Net loss..............   $     3,404    $      3,615    $    16,154     $     5,907
Weighted average
 number of shares
  outstanding.........    21,215,000      10,500,000     21,155,000       9,993,000
Basic and diluted net
  loss per Share......   $     (0.16)   $      (0.34)   $     (0.76)    $     (0.59)



 3.   Contingent Liability

     On April 21, 2000, the Original Honey Baked Ham Company of Georgia, Inc. ("HBH") filed suit against the company to recover damages for an alleged breach of contract related to services performed by the company for HBH in 1999. The lawsuit seeks compensatory damages, incidental and consequential damages and other costs, fees and expenses including attorneys' fees and legal expenses in excess of $10.0 million. The company filed a claim for trade receivables due from HBH, and is actively exploring a number of additional claims against HBH. Management denies plaintiff's allegations and intends to vigorously defend the lawsuit. Since this claim is at a very early stage, the company is unable to predict with any certainty what the outcome with respect to any claim might be, and therefore the company has not provided a reserve for potential claims, nor has it provided a reserve against its receivable from HBH.

 4.    Restructuring Costs

     In May 2000, the company terminated the development of its browser based software platform and eliminated related software development positions. In addition, the company completed a thorough reorganization and eliminated positions. The writeoff of the internal software development, plus the severance and other costs related to these events, resulted in restructuring costs of $2.4 million for the nine months ended September 30, 2000.

 5.   Recent Event

     On September 28, 2000, the company announced that it would transition out of its fulfillment and call center operations and concentrate on providing systems solutions. The company is currently in discussions with prospective buyers of the fulfillment and call center assets; however, no definitive agreements concerning such sales have been reached. The assets comprising these operations aggregated approximately 27% of net property and equipment and six percent of total assets at September 30, 2000. No write-down of the fulfillment and call center assets has been taken since the company expects net proceeds from the sales to at least equal the respective carrying costs.

     On October 19, 2000, shareholders of the company approved a corporate name change and redomestication effected by merging ASD Systems, Inc., a Texas corporation, into Ascendant Solutions, Inc., a Delaware corporation and wholly-owned subsidiary of ASD Systems, Inc. The redomestication merger became effective October 20, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report. Such factors include, among others: our ability to achieve or sustain profitability; our limited operating history; the risks associated with the failure of our solutions to achieve widespread market acceptance or meet specific client needs; significant client concentration; the fact that our client contracts are either short-term or terminable with minimal notice; systems risks and uncertainties, including rapid technological change and those related to the integration and implementation of our solutions platform; the risks related to the possible inability of our system to connect to and manage a larger number of clients; business conditions in the software industry generally; the impact of market competitors and their product and service offerings; and such other factors that are more fully described in the company's Form 10-K for the year ended December 31, 1999.

The Company

     Ascendant Solutions, Inc. (formerly ASD Systems, Inc.) is a
Delaware corporation with principal executive offices located at 3737 Grader Street, Suite 110, Garland, Texas 75041. The company's telephone number is 214.348.7200.

Overview

     We offer comprehensive software and service solutions that enable online and traditional retailers, direct marketing businesses, catalogers and manufacturers to outsource their customer care, order-management and order-fulfillment - management functionsoperations. Our systems automate and integrate information received from real-time Web sites, call centers, fulfillment centers and vendors. Through September 30, 2000, we derived our revenues from systems services, call center services, fulfillment services and, to a much lesser extent, other services. Other services consist of client-management services, Web site related services and consulting services. For the three and nine months ended September 30, 2000, the percentage of total revenue by service category was as follows:

                     % of Total Revenue     % of Total Revenue
                              for                   for
                       Three Months Ended     Nine Months Ended
Service Category       September 30, 2000    September 30, 2000
-----------------     --------------------   ------------------
Systems services            49%                    39%
Call center services        33%                    37%
Fulfillment services        17%                    23%
Other services               1%                     1%
                      -----------------      ------------------
          TOTAL            100%                   100%
                      =================      ==================

     Historically, we have charged on a per-transaction basis for systems processing, on a per-minute basis for call center services and on a per-item basis for fulfillment services. We have traditionally billed additional fees for other services. We historically priced our services based on a variety of factors, including the depth and complexity of the services provided, the amount of required systems customization, length of contract and other factors. Our revenues are recognized as our services are rendered and the majority of our clients are billed on a weekly basis. Our client contracts can be cancelled with 180 or fewer days notice. We will stop providing call center and fulfillment services by the end of the first quarter of 2001. See "- Recent Events."

     Our expenses have been comprised of:

     * cost of revenues, which consisted primarily of compensation and related expenses of our call center, fulfillment center, and technical services employees and the variable costs of third-party call center and fulfillment center services;

     * selling, general and administrative, which consisted primarily of compensation and related expenses for our executive group; our sales and marketing staff; our client service and administrative personnel and software technicians; occupancy costs; software costs; marketing programs; other administrative personnel; and

     *    depreciation and amortization expense.

     On September 28, 2000, we announced that we would transition out of our fulfillment and call center operations and concentrate on providing systems solutions. The assets comprising these operations aggregated approximately 27% of net property and equipment and six percent of total assets at September 30, 2000. No write-down of the fulfillment and call center assets has been taken, since we expect net proceeds from the sales to at least equal the respective carrying costs. See "- Recent Events."
Upon successfully transitioning out of our fulfillment and/or call center operations, our revenues will be derived from software licensing, and implementation fees, and, to a much lesser extent, fees for professional services. To date, our fees for providing software systems have been generated on a transaction basis. We are considering alternatives to this per-transaction pricing model, such as monthly service fees, although we have not currently concluded on a pricing model, nor have we entered into any contract.currently evaluating alternative pricing models.

Results of Operations

     Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

     Revenues. Our revenues decreased 39% to $2.0 million for the three months ended September 30, 2000, from $3.2 million for the three months ended September 30, 1999. Our transaction revenue from Sears, our largest customer, decreased by $500,000 as a result of lower transaction volume, partially offset by the implementation of a monthly service charge in September 2000. Sears accounted for 63% of total revenues for the three months ended September 30, 2000, and 42% of total revenues for the three months ended September 30, 1999, which is indicative of the fewer number of full three months' equivalent clients at September 30, 2000.

     Cost of Revenues. Cost of revenues decreased 50% to $1.3 million for the three months ended September 30, 2000, from $2.6 million for the three months ended September 30, 1999. The decrease in the cost of revenue resulted primarily from the decrease in call center, fulfillment center and technical service personnel required to support existing client requirements. As a percentage of revenues, cost of revenues was 67% for the three months ended September 30, 2000, and 82% for the three months ended September 30, 1999. This decrease in cost of revenues percentage is largely attributable to our efforts to achieve more efficient and cost effective operations by reductions in and more efficient use of personnel.

     Selling, General and Administrative Expense. For the three months ended September 30, 2000, our selling, general and administrative (SG&A) expense was $3.8 million compared to $3.0 million for the same period of 1999, an increase of 24%. Our salaries and benefits increased approximately $700,000, representing necessary personnel additions to respond to the requirements of a public company and to provide the managerial positions necessary to execute our business plan. Our professional fees for legal, accounting and auditing, and technical services increased by $300,000, but the increase was offset by reductions in telephone ($83,000), advertising ($34,000), supplies ($55,000) and various other expenses. See our discussion of restructuring costs (in the nine month comparison section) for an explanation of how we have taken actions to reduce our SG&A expense.

     Depreciation and Amortization. For the three months ended September 30, 2000, depreciation and amortization expense was approximately $631,000 compared to $440,000 for the same period of 1999, an increase of 30%. Depreciation and amortization expense increased to 32% of revenues for the three months ended September 30, 2000, from 14% for the three months ended September 30, 1999. The increase corresponds with the increase in computer equipment purchased for internal use, particularly in our Data Center, which is currently used to support our legacy system. known as Lynks. In addition, we began amortizing certain capitalized costs associated with our core services platform, Omnigy, in September 2000 at the rate of $65,000 per month.

     Interest income (expense), net.  For the three months ended
September 30, 2000, interest income, net of expense, was approximately $330,000 compared to approximately $84,000 in net interest expense for the prior year.

The interest income for the current year is attributed to investment income on proceeds from our initial public offering completed in the fourth quarter of 1999.

Comparison of the Nine  Months Ended September  30, 2000 to the
 Nine Months Ended September 30, 1999

     Revenues. Our revenues decreased 36% to $5.0 million for the nine months ended September 30, 2000, from $7.9 million for the nine months ended September 30, 1999. Our transaction revenue from Sears decreased by $900,000 as a result of lower transaction volume (partially offset by the implementation of a monthly service charge in September 2000). Sears accounted for 75% of total revenues for the nine months ended September 30, 2000, and 53% of total revenues for the nine months ended September 30, 1999, which is indicative of the lower number of full three months' equivalent clients at September 30, 2000.

     Cost of Revenues. Cost of revenues decreased 27% to $4.6 million for the nine months ended September 30, 2000, from $6.3 million for the nine months ended September 30, 1999. As a percentage of revenues, cost of revenues was 91% for the nine months ended September 30, 2000, and 80% for the nine months ended September 30, 1999. The increase in costs during first nine months of 2000 was primarily the result of increased employee levels (to match the anticipated activity) during the early months of the nine month period.

     Selling, General and Administrative Expense. For the nine months ended September 30, 2000, our selling, general and administrative, or SG&A, expense was $13.8 million compared to $5.7 million for the same period of 1999, an increase of 143%. Our salaries and benefits increased approximately $5.0 million, representing necessary personnel additions to respond to the requirements of a public company and to provide the managerial positions necessary to execute our business plan. Our professional fees for legal, accounting and auditing, and technical services increased by $1.2 million as a result of litigation costs, required legal professional services as a public company, and services used to assist with the development of Omnigy. We also experienced increases in the costs of travel ($200,000), advertising ($800,000), supplies ($200,000) and contract labor ($200,000) as we began executing our business plan while operating as a new public company. Additionally, we accrued approximately $400,000 for employment agreement provisionsseverance payments pursuant to employment agreements payable in the future. See our discussion of restructuring costs for an explanation of how we have taken actions to reduce our SG&A expenses.

     Depreciation and Amortization. For the nine months ended September 30, 2000, depreciation and amortization expense was approximately $1.6 million compared to $1.4 million for the same period of 1999, an increase of 60%. Depreciation and amortization expense increased to 32% of revenues for the nine months ended September 30, 2000, from 13% for the nine months ended September 30, 1999. The increase is consistent with the increase in computer equipment purchased for internal use, particularly in our Data Center, which is currently used to support our legacy system known as Lynks.

     Restructuring Costs. In May 2000, we began the process of reviewing our overall business plan, beginning with major changes to specific components of our operations. We decided to terminate our internal software development, and replace it with Omnigy, our new services platform that combines third party technologies with proprietary integration and framework. We also changed our business name to "Ascendant Solutions." In connection with our restructuring, we terminated, and paid severance to 55 employees. The reductions were primarily in software development and systems services groups, and certain executive positions. We have identified our costs related to these changes and classified them as restructuring costs in the accompanying statements of operations so that our results will be more easily comparable to future periods as we operate under our new direction. Restructuring charges incurred to date have totaled $2,460,000 broken down into the following summary:

     Write off of Mercury software......  $  1,294,000
     Employee severance and other
      payroll and benefit charges.......       804,000
     Professional services..............       260,000
     Other..............................       102,000
                                          ------------
          TOTAL.........................  $  2,460,000
                                          ============

Restructuring charges in the amount of $237,000 remained unpaid as of September 30, 2000.

     Interest income (expense), net. For the nine months ended September 30, 2000, interest income, net of expense, was approximately $1,299,000 compared to approximately $152,000 in net interest expense for the prior year. The interest income for the current year is attributed to investment income on proceeds from our initial public offering completed in the fourth quarter of 1999.

Factors Affecting Operating Results

     We have experienced significant fluctuations in our results of operations from quarter to quarter. As a result of these fluctuations, period-to-period comparisons of our operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

     * loss of revenues and reduced cost of sales and other expenses resulting from our transition out of our call center and fulfillment operations;

     * demand for and market acceptance of our order management and fulfillment systems and services, specifically our new Omnigy platform;

     *    client retention;

     * fluctuations in third-party call center and fulfillment center costs during the remaining time periods these services are offered;

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

     * economic conditions specific to the order management industry, as well as generally; and

     * the effect of potential strategic acquisitions or alliances.

As a result of these and other factors, our future operating results may fall below the expectations of securities analysts and investors.

Seasonality

     Our business and revenue are seasonal. We expect to continue to experience seasonal fluctuation of revenues and operating results in the future that, we believe, will cause period-to-period comparisons of our results of operations to be inappropriate as indicators of future performance. Many retail businesses, including Sears and other clients, sell more products during the holiday season than in any other portion of the year. For example, the Sears Wish Book catalog is mailed only twice per year during the third and fourth calendar quarters. Accordingly, because we currently generate the vast majority of our revenue on a per-transaction basis, we recognize a disproportionate portion of our annual revenue in the last three months of the year. As a result of our seasonal business, we also have additional risks in processing a large volume of transactions in short time periods.

Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations principally through funds from the private placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999, which yielded net proceeds of approximately $41.9 million. Prior to the initial public offering, we also supplemented our capital needs with short-term borrowings under a credit facility maintained with Comerica Bank-Texas. As of September 30, 2000, we had working capital of approximately $19.0 million.

     For the nine months ended September 30, 2000, net cash used in operating activities was approximately $12.5 million compared to approximately $4.0 million for the nine months ended September 30, 1999. The increase in cash used resulted primarily from operating losses, and approximately $970,000 related to the restructuring costs.

     During the second and third quarters of 2000, we have taken actions to reduce our operating expenses. For example, we have reduced our number of employees by 164 (approximately 4237%) since February 29, 2000. Likewise, our cash used in operations decreased by 42% in the third quarter of 2000 when compared to cash used in operations in the first second quarter of 2000.

     Our capital expenditures amounted to approximately $4.5 million for the nine months ended September 30, 2000, and approximately $3.2 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, capital expenditures included software development costs of $505,000 related to our internally developed software platform (before it was discontinued) and $2,352,000 related to the development of our new Omnigy platform. The remainder of the additions related primarily to the purchase of software, computers and other technical equipment.

     Historically, we maintained a $2.0 million revolving line of credit with Comerica Bank which was secured by our assets. This facility expired on May 13, 2000 and to date has not been renewed. No assurances can be made that we will be able to secure a new facility with terms and an amount acceptable to the company if and when we desire to do so.

     The termination of our fulfillment center and call center operations will initially reduce our revenues by a substantial amount. We also anticipate our cost of sales, general and administrative, and depreciation and amortization expenses to be reduced accordingly. However, these changes are not expected to immediately eliminate our cash flow deficits.

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

Recent Events

     Discontinuance of Call Center/Data Center

       On September 28, 2000, we announced that we would transition out of our fulfillment and call center operations and concentrate on providing systems solutions. We are currently in discussions with prospective buyers of the fulfillment and call center assets; however, no definitive agreements concerning such sales have been reached. No assurances can be given that we will be able to effect the sale of either our call center operations or our fulfillment operations on terms favorable to us, if at all. We expect to complete our sale of these assets, if at all, before the end of the first quarter in of 2001. To the extent we are unable to sell the assets comprising either our call center operations or our fulfillment operations, we intend to discontinue these operations entirely on or about such date. Upon the sale or discontinuance of the call center and/or fulfillment center, we expect our revenue will be derived primarily from software licensing, and implementation fees and, to a much lesser extent, fees from professional services.

       In connection with this transition, we expect to pay certain severance and other costs. However, we do not expect these costs to be material to our financial position and results of operations.

     Modification of Sears Relationship

       On September 15, 2000, our contracts with Sears, Roebuck and Co. and Sears Wishbook, Inc. (collectively, "Sears") were modified to include the following provisions:

     *      The contracts will expire on July 1, 20002001.

     * An incremental service fee price increase was made effective September 1, 2000. The existing transaction based pricing arrangement between the parties was not modified.

     * Sears will transition its fulfillment service needs to a third-party provider, and we, or our assignee, shall no longer have any obligation to provide fulfillment services after December 31, 2000.

     * Sears will transition its call center services needs to a third-party provider and we, or our assignee, shall no longer have any obligation to provide call center services to Sears after February 28, 2001.

          Upon the termination of the services as mentioned above, the monthly incremental service fee payable by Sears will be reduced by a significant amountas a result of the elimination of our fulfillment and call center services beyond December 31, 2000 and February 28, 2001, respectively. Sears will continue to pay us a majority of the monthly incremental service fee plus our transaction-based fees previously in effect.However, Sears will be responsible for payment of transaction-based pricing through the remainder of the contract.


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

                             PART II.

                        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


     On April 21, 2000, the Original Honey Baked Ham Company of Georgia, Inc. ("HBH") filed suit against the company to recover damages for an alleged breach of contract related to services performed by the company for HBH in 1999. The lawsuit seeks compensatory damages, incidental and consequential damages and other costs, fees and expenses including attorneys' fees and legal expenses in excess of $10.0 million. We filed a claim for receivables due from HBH, and are actively exploring a number of additional claims against HBH. Management denies plaintiff's allegations and intends to vigorously defend the lawsuit. Since this claim is at a very early stage, the company is unable to predict with any certainty what the outcome with respect to any claim might be, and therefore the company has not provided a reserve for potential claims, nor has it provided a reserve against its receivable from HBH.



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

     (vii)     From November 10, 1999 (the effective date of the
Registration Statement) to September 30, 2000 (the ending date of this report), we expended net offering proceeds for the following uses:


 .    Construction of plant, building and
      facilities ...............................    $            0
 .    Purchase and installation of machinery
      and equipment ............................    $    4,976,000
 .    Purchase of real estate....................    $            0
 .    Acquisition of other businesses............    $            0
 .    Repayment of indebtedness..................    $    3,655,000
 .    Working capital............................    $   13,230,000
 .    Temporary investments......................    $   20,019,000*

All of the payments referenced above were direct or indirect payments to others.

________________

* Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

          (viii) Material change in the use of proceeds: Not applicable.

     We have not yet determined the actual use of net proceeds remaining from the offering, and thus cannot estimate the amounts to be used for each purpose discussed above. The amounts and timing of these expenditures will vary significantly depending on a number of factors, including such factors as the amount, if any, of cash generated by our operations and the market response to our service offerings. Accordingly, our management will have broad discretion in the application of the net proceeds. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.22     Letter Agreement, dated September 15,
                    2000, by and between the Registrant, Sears
                    Roebuck and Co. and Sears Wishbook, Inc.+

          27.1      Financial Data Schedule

+ Confidential treatment has been requested with respect to certain provisions of this agreement.

     (b)  Reports on Form 8-K

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000:

          * Current Report on 8-K, dated September 20, 2000, reporting the extension and modification of the Sears contracts under Item 5 thereof; and

          * Current Report on 8-K, dated September 29, 2000, reporting decision to transition out of certain ancillary businesses under Item 5 thereof.

                            SIGNATURE
                            ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 13, 2000     ASCENDANT SOLUTIONS, INC.



                              By:     /s/ David E. Bowe
                                   -----------------------------
                                   David E. Bowe
                                   Chief Executive Officer,
                                   President, and
                                   Chief Financial Officer

                          EXHIBIT INDEX


       No.     Description
     -------   -----------

     10.22 Letter Agreement, dated September 15, 2000, by and between the Registrant, Sears Roebuck and Co. and Sears Wishbook, Inc.+

     27.1      Financial Data Schedule


     + Confidential treatment has been requested with respect to certain provisions of this agreement.