Form 10-Q
period 2001-03-31
ASCENDANT SOLUTIONS INC
filed 2001-05-21
CIK 1080029

=================================================================
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            -------------

                              FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 2001

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission File Number:  000-27945


                      ASCENDANT SOLUTIONS, INC.
       (Exact name of registrant as specified in its charter)


             Delaware                        75-2737041
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

13727 Noel Road, Suite 500, Dallas, Texas      75240
(Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code:  469.374.6200

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


At April 30, 2001, 21,230,900 shares of common stock were outstanding.

====================================================================

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

ASCENDANT SOLUTIONS, INC.

Unaudited Balance Sheets as of March 31, 2001
 and December 31, 2000......................................  2

Unaudited Statements of Operations for the Three
 Months Ended March 31, 2001 and 2000.......................  3

Unaudited Statements of Cash Flows for the Three
 Months Ended March 31, 2001 and 2000.......................  4

Notes to Interim Financial Statements.......................  5

                            ASCENDANT SOLUTIONS, INC.
                                 BALANCE SHEETS
                                 (000's Omitted)
                                   (Unaudited)


                                                           March 31,  December 31,
                                                             2001         2000
                                                           ---------   -----------
Assets

Current assets:
     Cash and cash equivalents...........................    $ 11,690    $  16,837
     Accounts receivable, less allowance for doubtful
          accounts of $1,304 at March 31, 2001 and
          $1,254 at December 31, 2000....................         746        1,376
      Notes receivable...................................         650           --
     Prepaid expenses....................................         440          440
                                                             --------    ---------
          Total current assets...........................      13,526       18,653
Property and equipment, net..............................       8,939        5,781
Assets held for sale.....................................          --        1,000
Other assets.............................................          48           48
                                                             --------    ---------
Total assets.............................................    $ 22,513    $  25,482
                                                             ========    =========

      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable....................................    $  3,150    $   1,583
     Accrued liabilities.................................       1,348        1,211
     Deferred revenue....................................         250          380
     Current portion of long-term debt...................         340          340
                                                             --------    ---------
          Total current liabilities......................       5,088        3,514
                                                             --------    ---------
Long term debt...........................................         255          340
                                                             --------    ---------
Contingencies............................................          --           --
Stockholders' equity:
     Preferred stock, $.0001 par value:
          Authorized shares -- 7,500,000
          Issued and outstanding - none..................          --           --
     Common stock, $.0001 par value:
          Authorized shares--50,000,000
          Issued and outstanding shares--
          21,230,900 at March 31, 2001 and
           at December 31, 2000..........................           2            2
     Additional paid-in capital..........................      59,718       59,718
     Accumulated deficit.................................     (42,550)     (38,092)
                                                             --------    ---------
          Total stockholders' equity.....................      17,170       21,628
                                                             --------    ---------
          Total liabilities and stockholders equity......    $ 22,513    $  25,482
                                                             ========    =========






                             See accompanying notes.

                            ASCENDANT SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                    (000's Omitted, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                           2001         2000
                                                       ------------   -----------
Revenues..............................................    $  1,327      $  1,621
                                                          --------      --------

Operating expenses:
     Cost of revenues.................................       1,832         1,780
     Selling, general, and administrative.............       3,049         4,695
     Depreciation and amortization....................       1,083           464
                                                          --------      --------
     Total Operating Expenses.........................       5,964         6,939
                                                          --------      --------
     Operating loss...................................      (4,637)       (5,318)
Interest income,  net.................................         179           477
                                                          --------      --------
Net loss..............................................    $ (4,458)     $ (4,841)
                                                          ========      ========
Basic and diluted net loss per share..................    $  (0.21)     $  (0.23)
                                                          ========      ========
Average shares used in computing basic and
     diluted net loss per share.......................      21,231        21,104
                                                          ========      ========









                             See accompanying notes.


                            ASCENDANT SOLUTIONS, INC.
                             STATEMENTS OF CASH FLOW
                                 (000's Omitted)
                                   (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                       2001        2000
                                                    -----------  ---------
Net cash used in operating activities..............    $ (2,827)   $(5,332)
                                                       --------    -------

Investing Activities
Proceeds from sale of call center..................         350         --
Purchases of property and equipment................      (2,585)      (824)
                                                       --------    -------
Net cash used in investing activities..............      (2,235)      (824)
                                                       --------    -------

Financing Activities
Exercise of common stock options...................          --         45
Payments of long-term debt.........................         (85)       (85)
Other..............................................          --        (20)
                                                       --------    -------
Net cash used in financing activities..............         (85)       (60)
                                                                   -------
Net decrease in cash and cash equivalents..........      (5,147)    (6,216)
Cash and cash equivalents at beginning of year.....      16,837     37,278
                                                       --------    -------
Cash and cash equivalents at end of quarter........    $ 11,690    $31,062
                                                       ========    =======

Non-cash investing activities
Sale of call center operations in exchange
     for note receivable...........................    $   650     $    --
                                                       -------     -------
Purchase of software licenses and development
     under contracts with deferred payment terms
     (included in accounts payable)................    $ (1,656)   $    --
                                                       --------    -------








                             See accompanying notes.

                    ASCENDANT SOLUTIONS, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation:

     The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.    Computation of Basic and Diluted Net Loss Per Common Share

                                          Three Months Ended
                                       -------------------------
                                        March 31,     March 31,
                                          2001          2000
                                       -----------   -----------
Net loss.............................  $ 4,458,000   $ 4,841,000
Weighted average number of shares
  outstanding........................   21,231,000    21,104,000
Basic and diluted loss per share.....        ($.21)        ($.23)

3.    Commitments.

     In connection with the development of its MARKETBridges family of products (formerly named Omnigy), the Company entered into contractual agreements to acquire software licenses and engage software contract developers and incur other related costs. Most of these costs will be incurred in 2001. At March 31, 2001, the Company has remaining commitments for software licensing, development and related expenses of approximately $4.9 million (including approximately $2.1 million of obligations included in accounts payable at March 31, 2001).

     In February 2001, the Company leased new office space over a five-year term with monthly lease rentals approximating $49,000 a month. In connection therewith, the Company issued the landlord a $350,000 letter of credit with a five-year term to secure the leasehold.

4.    Subsequent Events.

     	Effective June 30, 2001, the Company will no longer support the software platform preceded its MARKETBridges software platform. Accordingly, on or about June 30, 2001, the employees involved in supporting this platform will be terminated.The Company has accrued approximately $270,000 relating to severance costs expected to be incurred.

	After a review of the Company's preliminary operating results for the first quarter, the Company determined that the capital requirements under its existing business plan for fiscal year 2001 are greater than currently available capital resources.
As a result, in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce expenditures. In connection with this action, the Company effected a reduction in workforce, whereby 32 employees were terminated effective May 11, 2001. The Company is engaged in analyzing and considering various financial alternatives that may be available to the Company, including a strategic alliance or the possible sale of all or a portion of the Company.

	The total reduction in the Company's workforce resulting from the May 11 and June 30, 2001 reductions, discussed above, amounts to an over 80% reduction in the Company's workforce.

    Although the Company is taking actions to preserve cash, expenditures are expected to continue to exceed revenues by a substantial amount. No revenues, after June 30, 2001, upon expiration or termination of existing contracts, are expected.
As a result, no assurance can be given that the Company's cash will be sufficient to fund future working capital needs.


     These financial statements do not reflect the effects of the reduction in force that occurred in May 2001, the effects, if any, of the various financial and strategic alternatives being considered by management, or the effects of adjustments that may be necessary if the Company's cash position is unable to fund future working capital needs.

     On May 11, 2001 the Company's stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board (OTCBB) which is not affiliated with Nasdaq.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report together with the financial statements, notes and management's discussion contained in our Form 10-K for the year ended December 31, 2000. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In addition, the realization of our expectations depends on, among other things, our ability to successfully defend outstanding litigation, our ability to preserve the Company's assets and reduce expenditures, and the prospects for a strategic alliance or possible business combination or sale. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risks Related to Our
Business" and "Other Risks." Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

The Company

     Ascendant Solutions, Inc. is a Delaware corporation with principal executive offices located at 13727 Noel Road, Suite
500, Dallas, Texas 75240. The Company's telephone number is
469.374.6200.

Reduction of Size and Scope of Operations

      Effective June 30, 2001, the Company will no longer support the software platform that preceded its MARKETBridges software platform. Accordingly, on or about June 30, 2001, the employees involved in supporting this platform will be terminated.

	In our filing on Form 10-K for the year ended December 31, 2000, we stated that we had taken certain steps in an attempt to increase market acceptance of our product and therefore resulting sales and revenues during 2001. In addition, we disclosed that there could be no assurance that our business plan would be successful, and to remain viable, we must substantially increase revenues, raise additional capital, and/or substantially reduce operations. We concluded that if our business strategy did not perform as expected, it would have a material adverse impact and threaten the Company's ability to continue operations.
Specifically, we disclosed our reliance on the business-to-business ("B2B") market, and if B2B sales were not forthcoming, we would be required to revise our business plan and/or cut overhead costs by a substantial amount.

     Since that time, we have continually assessed the actual and anticipated market acceptance of our B2B products, along with the other aspects of our business plan and the market for technology services as a whole. We have observed a persistently soft overall demand for computer systems and services, as well as slowing industry growth, as reflected in the recent announcements of substantial layoffs of employees and worse than expected earnings projections by other publicly-traded technology
companies.   We believe that the prospects for success of our
business plan are similarly challenged.

     Accordingly, effective May 11, 2001, our operations were reduced as follows:

     * We reduced the size and scope of our operations and implemented a program to preserve our assets and reduce expenditures.

     * We effected a reduction in workforce whereby 32 employees were terminated, effective May 11, 2001.


    The total reduction in the Company's workforce resulting from the May 11 and June 30, 2001 reductions, discussed above, amounts to an over 80% reduction in the Company's workforce.

     Although we have no definitive agreements, the Board of Directors is engaged in analyzing and considering various financial and strategic alternatives that may be available to the Company, including a strategic alliance or the possible sale of all or a portion of the Company.

     Our expenditures will continue to exceed our revenues by a substantial amount and there can be no assurance that the Company will be successful in completing any of the strategic alternatives it is pursuing. Even if we are successful in any of these efforts, it may be likely that our common stock will have little or no value in the future.

Nasdaq Delisting

     On May 11, 2001, the Company's stock was delisted from the
Nasdaq National Market and began trading on the OTC
Bulletin Board (OTCBB).  The OTCBB is a regulated quotation
service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange
Commission or other regulatory authority.   OTCBB requirements include,
among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires the Company to remain current in its periodic filings under the Securities
Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company's securities. There can be no assurance that the Company's stock will indefinitely continue to be traded on the OTCBB. See "Other Risks" below.

Other Recent Events

     Effective May 10, 2001, Mr. Kevin Yancy resigned as Chairman of the Board. The Board accepted his resignation, resolved to reduce the size of the Board from four members to three, and elevated current board member Mr. Jonathan Bloch to serve as the new Chairman of the Board. Mr. David Bowe, the Company's President and CEO, and Mr. Paul Sherer will continue as the other members of the Board.

     As a consequence of the recent actions by the Company's Board of Directors, the annual stockholders' meeting scheduled for May 31, 2001 was canceled.

Business Prior to Reduction in Operations

     We derived our revenues in the quarter ended March 31, 2001 from systems services, call center services, and other services. For the quarter ended March 31, 2001, the percentage of total revenues by service category was as follows:

                                   % of Total Revenue for
                                     Three Months Ended
     Service Category                  March 31, 2001
     ----------------            --------------------------
     Systems services                        82%
     Call center services                    18%
     Other services                     Less than 1%
                                      ----------------
               TOTAL                        100%
                                      ================


For the three months ended March 31, 2001, our expenses have been comprised of:

     * cost of revenues, which consists primarily of compensation and related expenses of our call center and the variable costs of third-party call center services;

     * selling, general and administrative, which consists primarily of compensation and related expenses for our executive group; our sales and marketing staff; our client service and administrative personnel and software development technicians; occupancy costs; software development costs; marketing programs;
	    professional fees; other administrative personnel;
          and bad debt expense; and

     *    depreciation and amortization expense.


 Results of Operations

     Revenues. Our revenues decreased 18% to $1.3 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000. The decrease in revenue over the period was due primarily to the sale in December 2000 of our fulfillment operations, and the early February 2001 sale of our call center operations. We currently service the systems for Sears, which accounted for 82% of total revenues for the three months ended March 31, 2001 and 85% of total revenues for the three months ended March 31, 2000. We will continue to service Sears until the end of June 2001 when the agreement expires.

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2001 increased 3% over that of the same quarter in the prior year. Reduction in costs associated with the revenue declines were offset by close out and severance payments related to the sale of our call center operations in February 2001.

     Selling, General and Administrative Expense. Our selling, general and administrative expenses decreased 35% to $3.0 million for the three months ended March 31, 2001 from $4.7 million for the three months ended March 31, 2000. The comparability of the current quarter to the same quarter in the prior year is hampered by the change in our operations. In 2000, we were a provider of systems services, call center services and fulfillment operations. In 2001, we are a software solutions provider. The decrease was mainly associated with reductions in personnel and other costs due to the change in business operations.

     Depreciation and Amortization. Depreciation and amortization expense increased by 133% to $1.1 million for the three months ended March 31, 2001 from $0.5 million for the three months ended March 31, 2000. The increase is mainly comprised of an acceleration of amortization expense of capitalized call center software that will cease to be in operations after expiration or termination of call center systems services on June 30, 2001 and amortization of 2001 capitalized software and development expenditures of approximately $4.1 million.

     Interest income (expense), net.  For the three months ended
March 31, 2001 interest income, net of expense, was approximately $179,000 compared to approximately $477,000 in net interest expense for the three months ended March 31, 2000. The decrease is due to the decrease in cash and cash equivalents from approximately $31 million at March 31, 2000 to approximately $12 million at March 31, 2001.

Factors Affecting Operating Results

     We have experienced significant fluctuations in our results of operations from quarter to quarter. As a result of these fluctuations, and as a result of our reduction in operations, period-to-period comparison of our operating results is not meaningful and should not be relied upon as an indicator of future performance. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

     * our ability to successfully defend outstanding litigation;

     * our ability to preserve the Company's assets and reduce expenditures;

     * the prospects for a strategic alliance or possible business combination or sale; and

     * economic conditions specific to the technology services industry, as well as generally.

Please refer to "Risks Related to Our Business" below for additional factors affecting operating results.

Seasonality

     Our revenues and business have historically been seasonal.
In view of the reduction of operations, we no longer expect a seasonal component to our business.

Liquidity and Capital Resources

     After a review of the Company's preliminary operating results for the first quarter 2001, the Board of Directors determined that the capital requirements under its existing business plan for fiscal year 2001 are greater than currently available capital resources. As a result, in May 2001, we significantly reduced the size and scope of our operations and implemented a program to preserve our assets and reduce expenditures. As discussed above under "Reduction of Size and Scope of Operations," the Board of Directors is engaged in analyzing and considering various financial and strategic alternatives that may be available to the Company, including a strategic alliance or the possible sale of all or a portion of the Company.

     The Company is presently analyzing and considering alternative actions to reduce the amount and level of future services contracted for (see notes to interim financial statements) in order to preserve assets and reduce expenditures. There is no assurance that the Company will be able to reduce or restructure its contractual commitments.

     Although we are taking actions to preserve cash, our expenditures are expected to continue to exceed our revenues by a substantial amount. No revenues, after June 30, 2001, upon expriation or termination of existing contracts, are expected.
There can be no assurance that the Company will be successful in completing any of the strategic alternatives it is presently pursuing. As a result, no assurance can be given that the Company's cash will be sufficient to fund the Company's working capital needs. See "Risks Related to Our Business."

     The financial statements do not reflect the effects of the reduction in force that occurred in May 2001, the effects, if any, of the various financial and strategic alternatives being considered by management, or the effects of adjustments that may be necessary if the Company's cash position is unable to fund future working capital needs.

     Historical Information

     Since inception in January 1998, we have financed our operations principally through funds from the private and public placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999, which yielded net proceeds of approximately $41.9 million. Prior to the initial public offering, we also supplemented our capital needs with short-term borrowings under a bank credit facility. As of March 31, 2001, we had working capital of approximately $8.4 million as compared to approximately $15.1 million at December 31, 2000. We collected approximately $350,000 during the first quarter 2001 from the sale of our call center in February 2001.

     For the three months ended March 31, 2001, net cash used in operating activities was approximately $2.8 million compared to approximately $5.3 million for the quarter ended March 31, 2000. Our revenues decreased approximately $294,000 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Other significant uses of cash in operations for the quarter ended March 31, 2001 include losses associated with our call center operations.

     Our total capital expenditures amounted to approximately $4.2 million for the quarter ended March 31, 2001 and approximately $824,000 for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, capital expenditures included software development costs, software licensing fees, as well as the purchase of technical equipment. Capital expenditures for the quarter ended March 31, 2001 were partially financed through extended payment terms under licensing and development agreements of approximately $1.7 million and are included in accounts payable at March 31, 2001.

     During 2000, our bank credit agreement, which provided for a $2,000,000 revolving line of credit, expired. The line was not renewed. We did not attempt to establish another credit facility during the first quarter of 2001, and do not anticipate doing so in the foreseeable future. See "Risks Related to Our Business."


Risks Related to Our Business

     We have reduced a substantial portion of our operations.

     The Board of Directors has determined that the capital requirements under its existing business plan for fiscal year
2001 are greater than currently available capital resources and, therefore in May 2001, we reduced a substantial portion of our operations. Operations will be reduced further on or about June
30, 2001 when various contracts, including Sears, expire and further headcount reductions occur. The Board of Directors is engaged in analyzing and considering various financial and strategic alternatives that may be available to the Company, including a strategic alliance or the possible sale of all or a portion of the Company.

      We have a limited amount of cash to fund operations and extremely limited resources of revenues.

      Although we are taking actions to preserve cash, our expenditures are expected to continue to exceed our revenues by a substantial amount. Due to the reduction of operations, there remain few operations that generate revenues for the Company and revenues, after June 30, 2001, upon expiration or termination of existing contracts, no revenues are expected. Our cash and cash equivalents at March 31, 2001 were approximately $11.7 million and working capital was approximately $8.4 million. There can be no assurance that the Company will be successful in completing any of its strategic alternatives it is presently pursuing. As a result, no assurance can be given that the Company's cash will be sufficient to fund the Company's working capital needs.

     We have a history of losses and negative cash flow and anticipate continued losses.

     Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of March 31, 2001, we had an accumulated deficit of approximately $43 million. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to the Company also experienced net losses.
We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future.

     Our contracts may be terminated and we may be exposed to potential liability for actual or perceived failure to provide required services.

     Because our clients rely on our services to satisfy the requirements of buying and selling products on the Internet, we may suffer the loss of client contracts or be exposed to potential claims for damages caused to an enterprise, as a result of an actual or perceived failure of our services. We cannot predict the outcome of any potential legal claims.

     Our current business plan consists of a strategy of maximizing assets and minimizing expenses or liabilities and analyzing financial and strategic alternatives.

     The Board of Directors has adopted a plan to preserve assets and minimize expenses and liabilities, and is engaged in analyzing and considering various financial and strategic alternatives that may be available to the Company, including a strategic alliance or the possible sale of all or a portion of the Company.
The primary assets of the Company consist of its software, a portion of which is under development, and cash and cash equivalents. There can be no assurance the Company will be successful in forming a strategic alliance or business combination, in selling its software, or in reducing its expenses or liabilities.

     Shareholders may experience substantial dilution.

     If the Company is successful in completing any of the strategic alternatives it is presently pursuing, one or more of the alternatives may result in substantial dilution of the existing shareholders. If no attractive alternatives can be executed and if the Company's cash is not sufficient to fund the Company's working capital needs, existing shareholders' interests may be of little or no value.

     We are currently in litigation and may be subject to additional litigation in the future.

	As disclosed in our Form 10-K for the year ended December 31, 2000, we have been sued by a former client for alleged non-performance under our contract, and we have been sued in class actions relating to the disclosure in our initial public offering. In the future we may again be the target of other litigation. Our current litigation, plus any future claims, with or without merit, may result in substantial costs and divert management's attention and resources, which may seriously harm our business, prospects, financial condition and results of operations and may also harm our reputation, all of which may have a material adverse effect on our ability to pursue various strategic and financial alternatives as well as have a material adverse affect on our stock price.

Other Risks

     Our stock has been delisted from The Nasdaq National Market.

    On May 11, 2001 the Company's stock was delisted from The Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(b) and commenced trading on the OTC Bulletin Board
(OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority.
                                    11

     Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company's securities. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock which will limit our ability to raise capital through the sale of our securities.

     In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our common stock may find it more difficult to sell their shares of common stock, which is expected to have an adverse effect of the market price of the common stock.

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

                            PART II.
                        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Unchanged since originally reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

     (1)  On November 10, 1999, the Securities and Exchange
Commission declared effective the Registration Statement on Form
S-1 (File No. 333-85983) relating to our initial public offering. Net offering proceeds to us from this offering were approximately $41,880,000.

     (2)  Unchanged since originally reported in our Annual
Report on Form 10-K for the year ended December 31, 2000.

     (3)  Unchanged since originally reported in our Annual
Report on Form 10-K for the year ended December 31, 2000.

     (4)(i)-(vi) Unchanged since originally reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

     (vii)     From November 10, 1999 (the effective date of the
Registration Statement) to March 31, 2001 (the ending date of this report), we expended net offering proceeds for the following uses:

*  Construction of plant, building and
    facilities............................    $         0
*  Purchase and installation of
    machinery, equipment and software.....    $ 9,195,000
*  Purchase of real estate................    $         0
*  Acquisition of other businesses........    $         0
*  Repayment of indebtedness..............    $ 3,825,000
*  Working capital........................    $18,041,000
*  Temporary investments..................    $10,819,000

All of the payments referenced above were direct or indirect payments to others.

____________________
* Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

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

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          On May 11, 2001, the Company filed a report on Form 8-
          K disclosing the reduction in operations and at that the Board of Directors is engaged in analyzing and considering various financial and strategic alternatives that may be available to the Company, as described in this report.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  May 21, 2001                ASCENDANT SOLUTIONS, INC.



                              By:     /s/ David E. Bowe
                                  ------------------------------
                                   David E. Bowe
                                   Chief Executive Officer,
                                   President and Chief Financial
                                   Officer