Form 10-Q
period 2001-06-30
ASCENDANT SOLUTIONS INC
filed 2001-08-20
CIK 1080029

==================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           --------------

                              FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 2001

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

                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.          YES [X]    NO [ ]


At July 31, 2001, there were 21,230,900 shares of common stock outstanding.

====================================================================

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

ASCENDANT SOLUTIONS, INC.

Unaudited Balance Sheets as of June 30, 2001 and
  December 31, 2000.....................................    2

Unaudited Statements of Operations for the Three
  and Six Months Ended June 30, 2001 and 2000..........     3

Unaudited Statements of Cash Flows for the Six Months
  Ended June 30, 2001 and 2000.........................     4

Notes to Interim Financial Statements..................     5

                            ASCENDANT SOLUTIONS, INC.
                                 BALANCE SHEETS
                                 (000's Omitted)


                                                         June 30,    December 31,
                                                           2001          2000
                                                       (Unaudited)
Assets
Current assets:
 Cash and cash equivalents..........................    $    6,680     $    16,837
 Accounts receivable, less allowance for doubtful
   accounts of $77 at June 30, 2001 and
   $1,254 at December 31, 2000......................           156           1,376
 Other receivables..................................           269              --
 Prepaid expenses...................................           141             440
                                                       -----------     -----------
     Total current assets............................        7,246          18,653
Capitalized Softward and other equipment, net........        7,221           5,781
Assets held for sale.................................          225           1,000
Other assets.........................................           31              48
                                                       -----------     -----------
Total assets.........................................  $    14,723     $    25,482
                                                       ===========     ===========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable...................................   $     2,774     $     1,583
 Accrued liabilities................................           586           1,211
 Deferred revenue...................................            --             380
 Current portion of long-term debt..................           340             340
                                                       -----------     -----------
     Total current liabilities.......................        3,700           3,514
Long-term debt.......................................          170             340
Contingencies........................................           --              --
Stockholders' equity:
 Preferred stock, $.0001 par value:
     Authorized shares -- 7,500,000
     Issued and outstanding - none                              --              --
 Common stock, $.0001 par value:
     Authorized shares--50,000,000
     Issued and outstanding shares--21,230,900
        at June 30, 2001 and at
        December 31, 2000............................            2               2
 Additional paid-in capital.........................        59,718          59,718
 Accumulated deficit................................       (48,867)        (38,092)
                                                       -----------     -----------
     Total stockholders' equity......................       10,853          21,628
                                                       -----------     -----------
     Total liabilities and stockholders' equity......  $    14,723     $    25,482
                                                       ===========     ===========





                     See accompanying notes.


                            ASCENDANT SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                    (000's Omitted, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                            ------------------------  ----------------------
                                                2001         2000         2001         2000
                                           ------------  -----------  -----------  ----------
Revenues.................................    $    957      $  1,452    $  2,284     $  3,073
                                             --------      --------    --------     --------
Operating expenses:
  Cost of revenues.......................         410          1,494       2,242       3,274
  Selling, general, and administrative
   expenses..............................       4,902          5,367       7,951      10,062
  Depreciation and amortization..........       1,015            531       2,098         995
  Write-down of property held for sale...       1,047             --       1,047          --
  Restructuring costs ...................          --          2,460          --       2,460
                                             --------       --------    --------    --------
    Total operating expenses.............       7,374          9,852      13,338      16,791
                                             --------       --------    --------    --------
 Operating loss..........................      (6,417)        (8,400)    (11,054)    (13,718)
Interest income, net.....................         100            492         279         969
                                             --------       --------    --------    --------
Net loss.................................    $ (6,317)      $ (7,908)   $(10,775)   $(12,749)
                                             ========       ========    ========    ========
Basic and diluted net loss per share.....    $  (0.30)      $  (0.37)   $  (0.51)   $  (0.60)
                                             ========       ========    ========    ========
Average shares used in computing basic
and diluted net loss per share...........      21,231         21,146      21,231      21,125
                                             ========       ========    ========    ========







                             See accompanying notes.


                    ASCENDANT SOLUTIONS, INC.
                    STATEMENTS OF CASH FLOWS
                         (000's Omitted)
                           (Unaudited)


                                             Six Months Ended
                                                 June 30,
                                           ---------------------
                                             2001        2000
                                           --------    ---------
Net cash used in operating activities...   $ (7,210)    $ (9,428)
                                           --------     --------
Investing Activities
Proceeds from sale of call center.......      1,000           --
Purchases of property and equipment.....     (3,777)      (3,043)
                                           --------     --------
Net cash used in investing activities...     (2,777)      (3,043)
                                           --------     --------
Financing Activities
Exercise of common stock options........         --           56
Payments of long-term debt..............       (170)        (170)
Other...................................         --          (20)
                                           --------     --------
Net cash used in financing activities...       (170)        (134)
                                           --------     --------
Net decrease in cash and cash
  equivalents...........................    (10,157)     (12,605)
Cash and cash equivalents at beginning
  of year...............................     16,837       37,278
Cash and cash equivalents at end of        --------     --------
  quarter...............................   $  6,680     $ 24,673
                                           ========     ========


Non-cash investing activities
Purchase of software licenses and
 development under contracts with
 deferred payment terms (included in
 accounts payable)......................   $  (1,032)   $     --
                                           ---------    --------




                     See accompanying notes.



                    ASCENDANT SOLUTIONS, INC.
              NOTES TO INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation

      The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements are presented on the basis that the Company is an on-going enterprise and do not reflect adjustments, if any, necessary if management is unable to execute its business strategy (see Note 2 - Reduction of Size and Scope of Operations).

2.    Reduction of Size and Scope of Operations

      After the Company reviewed its preliminary operating results for the first quarter as well as the overall economic and market environment, it determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a reduction in workforce, whereby 32 employees were terminated effective May 11, 2001. Operations were further reduced, on or about June 30, 2001, with the termination of an additional 26 employees, mainly as a result of the Company no longer supporting the software platform that preceded its MARKETBridges software platform and the termination of all ongoing contracts relating to its MARKETBridges software technology. Severance costs related to these employee terminations included in the results from operations for the three and six months ended June 30, 2001 were approximately $879,000 and $1,169,000, respectively.

      The total reduction in the Company's workforce resulting from the May 11 and June 30, 2001 reductions discussed above, amounted to an 88% reduction in the Company's workforce. As of August 8, 2001, the Company has 7 employees.

      As a result of the aforementioned reduction of oiperations, other than cash of approximately $6.6 million, the Company's primary asset is the unamortized costs capitalized in connection with the development of its MARKETBridges software platform of $7.2 million.
The Company is continuing to analyze and consider various financial and strategic alternatives that may be available to the Company, including the possible sale or licensing of its MARKETBridges software platform. There is no assurance that the Company will be successful in completing the alternatives it is pursuing. There is also no assurance that the Company will be able to realize its investment in its remaining assets, including capitalized software, property and equipment. As a result of terminating its contracts, as noted above, beginning July 1, 2001, the Company has no revenue-producing contracts or other operations in place.

      Although the Company is taking actions to reduce expenditures, liabilities and commitments, and to preserve cash, no assurance can be given that the Company's cash will be sufficient to fund future working capital requirements.

     As a result of the reduction in the size and scope of operations, the Company has classified certain assets primarily computer hardware and related equipment as assets, for sale and has written the carrying value down to estimated net realizable value at June 30, 2001.


3.    Commitments

      In connection with the development of its MARKETBridges family of products (formerly named Omnigy), the Company entered into contractual agreements to acquire software licenses and engage software contract developers and incur other related costs. At June 30, 2001, the Company has remaining commitments and liabilities for software licensing, development, services and related expenses of approximately $3.7 million (which includes approximately $2.1 million of obligations included in accounts payable at June 30, 2001).

      In February 2001, the Company leased new office space over a five-year term with monthly lease rentals approximating $49,000 a month. Additional monthly rent of $3,200 will begin in May
2002 for related parking. In connection therewith, the Company issued the landlord a $350,000 letter of credit with a five-year term to secure the leasehold.

      As a result of the sale of the fulfillment and call center operations in December 2000 and February 2001, respectively, and the Company's decision to no longer support the software platform that preceded its MARKETBridges technology, the Company has sublet, or the landlords have re-leased directly to third parties, all of the Company's leased properties, other than new office space which it leased in February 2001. Following is a summary of remaining future minimum lease commitments as of June
30, 2001:


         July 1, 2001 to June 30, 2002........      $  965,000
         July 1, 2002 to June 30, 2003........         935,000
         July 1, 2003 to June 30, 2004........         625,000
         July 1, 2004 to June 30, 2005........         625,000
         July 1, 2005 to June 30, 2006........         521,000
                                                    ----------
                                                     3,671,000
         Less subleases.......................         683,000
                                                    ----------

         Net..................................      $2,988,000
                                                    ==========


4.    Settlement of Litigation

      On April 21, 2000, The Original Honey Baked Ham Company of
Georgia, Inc. (HBH) filed suit against the Company in the United
States District Court of the Northern District of Georgia for alleged injuries sustained as a result of the Company's alleged breach of contract. HBH claimed it was entitled to compensatory, incidental and consequential damages in an amount HBH alleged to be in excess of $10,000,000. The Company denied any liability, and in February 2001 filed a counterclaim against HBH to collect approximately $1,100,000 in outstanding receivables from HBH.

      On June 28, 2001, in order to avoid the costs, resources, and distractions of protracted litigation, as well as the inherently uncertain outcome of litigation, the Company settled its lawsuit with HBH for payment by the Company of $850,000 and the forgiveness of outstanding receivables of approximately $1.1 million. Under the terms of the settlement agreement, all pending litigation was resolved to the satisfaction of both parties. Costs related to this litigation and settlement have been reflected in selling, general and administrative expense.

5.    Computation of Basic and Diluted Net Loss Per Common Share



                                   Three months ended               Six Months Ended
                               -----------------------------  -----------------------------
                              June 30, 2001   June 30, 2000    June 30, 2001  June 30, 2000
                              -------------- ---------------  --------------  -------------
Net loss...................    $(6,317,000)     $(7,908,000)   $(10,775,000)  $(12,749,000)
Weighted average number of
  shares outstanding.......     21,231,000       21,146,000      21,231,000     21,125,000
Basic and diluted net loss
 per Share.................    $     (0.30)     $     (0.37)    $     (0.51)  $      (0.60)


6.	Other

	The Company is currently evaluating potential limitations of the Company's net operating losses.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report together with the financial statements, notes and management's discussion contained in our Form 10-K for the year ended December 31, 2000. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In addition, the realization of our expectations depends on, among other things, our ability to successfully defend outstanding litigation, our ability to preserve the Company's assets and reduce expenditures, and the prospects for the sale or licensing of our MARKETBridges technology. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risks Related to Our Business" and "Other Risks." Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

The Company

     Ascendant Solutions, Inc. is a Delaware corporation with principal executive offices located at 13727 Noel Road, Suite
500, Dallas, Texas 75240. The Company's telephone number is
469.374.6200.

Reduction of Size and Scope of Operations

     In our filing on Form 10-K for the year ended December 31, 2000, we stated that we had taken certain steps in an attempt to increase market acceptance and therefore resulting sales and revenues during 2001. In addition, we disclosed that there could be no assurance that our business plan would be successful, and to remain viable, we must substantially increase revenues, raise additional capital, and/or substantially reduce operations. We concluded that if our business strategy did not perform as expected, it would have a material adverse impact and threaten the Company's ability to continue operations. Specifically, we disclosed our reliance on the business-to-business ("B2B") market, and if B2B sales were not forthcoming, we would be required to revise our business plan and/or cut overhead costs by a substantial amount.

     Since that time, we have continually assessed the actual and anticipated market acceptance of our B2B products, along with the other aspects of our business plan and the market for technology services as a whole. We have observed a persistently soft overall demand for computer systems and services, as well as slowing industry growth, as reflected in the recent announcements of substantial layoffs of employees and worse than expected earnings projections by other publicly-traded technology companies. After we reviewed the preliminary operating results for the first quarter as well as the overall economic and market environment, we determined that the capital requirements under the existing business plan for fiscal year 2001 were greater than the capital resources then currently available.

     Accordingly, during May and June 2001, our operations were modified as follows:

       * We reduced the size and scope of our operations and implemented a program to preserve our assets and reduce expenditures, liabilities and commitments.

       * We effected a reduction in workforce whereby 32 employees were terminated, effective May 11, 2001.

       * We effected a further reduction in workforce, on or about June 30, 2001, whereby 26 additional employees were terminated, mainly as a result of the Company no longer supporting the software platform that preceded its
          MARKETBridges software platform and the termination of all ongoing contracts relating to its MARKETBridges software technology.

     The total reduction in the Company's workforce resulting from the May 11 and June 30, 2001 reductions discussed above, amounted to an 88% reduction in the Company's workforce.



     Effective on or about June 30, 2001, the Company terminated all ongoing contracts related to its MARKETBridges software platform. Accordingly, beginning July 1, 2001, the Company has no revenue-producing contracts or other operations in place. Although the Company is taking actions to reduce expenditures, liabilities and commitments and preserve cash, no assurance can be given that the Company's cash will be sufficient to fund future working capital needs.

     As a result of the significant reductions in the scope of the Company's operations, its remaining assets, other than cash, are capitalized software costs related to the development of it MARKETBridges software platform with an unamortized cost of $7.2 million. Although we have no definitive agreements, the Board of Directors is engaged in analyzing and considering various financial and strategic alternatives available to the Company, including the possible sale or licensing of its MARKETBridges software platform. There can be no assurance that we will be able to realize our investment in our assets, including property and equipment.

     The Company will continue to incur costs and currently has no ongoing source of revenue from operations. There can be no assurance that the Company will be successful in completing any of the alternatives it is pursuing, or in further reducing liabilities and commitments, or in executing its asset preservation program. Even if we are successful in any of these efforts, our common stock may have little value in the future.

NASDAQ Delisting

     On May 11, 2001, the Company's stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires the Company to remain current in its periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company's securities. There can be no assurance that the Company's stock will indefinitely continue to be traded on the OTCBB. See "Other Risks" below.

Other Recent Events

     Mr. James C. Leslie and Ms. Melissa F. Crane have been named to the Company's Board of Directors. Mr. Leslie is a private businessman and a former President and Chief Operating Officer of The Staubach Company, a full-service international real estate strategy and services firm. Ms. Crane is a partner with Vantage Point Venture Partners, one of the Company's largest shareholders. Ms. Crane's appointment replaces Mr. Paul Sherer on the Board, who is also a partner with Vantage Point Venture Partners. These appointments bring the total number of directors serving on the Company's Board of Directors to four.

Results of Operations

Comparison of the Three Months Ended June 30, 2001 to the Three
Months Ended June 30, 2000

     Revenues. Our revenues decreased 34% to $1.0 million for the three months ended June 30, 2001 from $1.5 million for the three months ended June 30, 2000. The decrease in revenue over the period was due primarily to the sale in December 2000 of our fulfillment operations, and the early February 2001 sale of our call center operations. Through June 2001 we continued to provide services for Sears, which accounted for 81% of total revenues for the three months ended June 30, 2001 and 81% of total revenues for the three months ended June 30, 2000. Beginning July 1, 2001, the Company has no revenue producing contracts nor does it expect any in the foreseeable future.

     Cost of Revenues. Cost of revenues for the three months ended June 30, 2001 decreased 73% over that of the same quarter in the prior year. The decrease was mainly derived from reductions in personnel and the sale of the Company's fulfillment and call center operations in December 2000, and February 2001, respectively.

     Selling, General and Administrative Expense. Our selling, general and administrative expenses decreased 9% to $4.9 million for the three months ended June 30, 2001 from $5.4 million for the three months ended June 30, 2000. The comparability of the current quarter to the same quarter in the prior year is hampered by the change in our operations. In 2000, we were a provider of systems, call center services and fulfillment operations. In 2001, we are a software solutions provider. The decrease was mainly associated with reductions in personnel due to the change and further reductions in business operations. These decreases are net of the additional costs associated with litigation and settlement of the suit between the Company and HBH and the severance costs incurred in the second quarter of 2001.

     Write-down of property held for sale. During the second quarter of 2001, the Company reclassified certain of its property and equipment, primiarily hardware and related equipment, to assets held for sale and wrote the carrying value down to the estimated net realizable value resulting in a charge against second quarter earnings of $1,047,000.

     Restructuring costs. During the second quarter of 2000, the Company restructured its business operations and terminated its internal software development effort and incurred restructuring costs of $2,460,000.

     Depreciation and Amortization. Depreciation and amortization expense increased by 91% to $1.0 million for the three months ended June 30, 2001 from $0.5 million for the three months ended June 30, 2000. The increase is comprised of an acceleration of the amortization of capitalized call center software that ceased to be in operations after termination of call center systems services on June 30, 2001 and increased amortization related to 2001 capitalized software expenditures of approximately $4.6 million.

      Interest income (expense), net. For the three months ended June 30, 2001 interest income, net of expense, was approximately
$100,000 compared to approximately $492,000 in net interest income for the prior year. The decrease is due to the decrease in cash and cash equivalents from approximately $25 million at June 30, 2000 to approximately $7 million at June 30, 2001.

Comparison of the Six Months Ended June 30, 2001 to the Six
Months Ended June 30, 2000

     Revenues. Our revenues decreased 26% to $2.3 million for the six months ended June 30, 2001 from $3.1 million for the six months ended June 30, 2000. The decrease in revenue over the period was due primarily to the sale in December 2000 of our fulfillment operations, and the early February 2001 sale of our call center operations. Through June 2001 we continued to provide services for Sears, which accounted for 82% of total revenues for the six months ended June 30, 2001 and 82% of total revenues for the six months ended June 30, 2000. Beginning July 1, 2001, the Company has no revenue-producing contracts nor does it expect any in the foreseeable future.

     Cost of Revenues. Cost of revenues for the six months ended June 30, 2001 decreased 32% over that of the same period in the prior year. The decrease was mainly derived from reductions in personnel and the sale of the Company's fulfillment and call center operations in December 2000, and February 2001, respectively.

     Selling, General and Administrative Expense. Our selling, general and administrative expenses decreased 21% to $8.0 million for the six months ended June 30, 2001 from $10.1 million for the six months ended June 30, 2000. The comparability of the current six-month period to the same six-month period in the prior year is hampered by the change in our operations. In 2000, we were a provider of systems, call center services and fulfillment operations. In 2001, we are a software solutions provider.
These decreases are net of the additional costs associated with litigation and settlement of the suit between the Company and HBH and the severance costs incurred in the first two quarters of 2001.

     Write-down of property held for sale. During the second quarter of 2001, the Company reclassified certain of its property and equipment, primarily hardware and related equipment, to assets held for sale and wrote the carrying value down to the estimated net realizable value resulting in a charge against second quarter earnings of $1,047,000.

     Restructuring costs. During the second quarter of 2000, the Company restructured its business operations and terminated its internal software development effort and incurred restructuring costs of $2,460,000.

     Depreciation and Amortization. Depreciation and amortization expense increased by 111% to $2.1 million for the six months ended June 30, 2001 from $1.0 million for the six months ended June 30, 2000. The increase is comprised of an acceleration of the amortization of capitalized call center software that ceased to be in operations after termination of call center systems services on June 30, 2001 and increased amortization related to 2001 capitalized software expenditures of approximately $4.7 million.

     Interest income (expense), net. For the six months ended June 30, 2001 interest income, net of expense, was approximately $279,000 compared to approximately $969,000 in net interest income for the prior year. The decrease is due to the decrease in cash and cash equivalents from approximately $25 million at June 30, 2000 to approximately $7 million at June 30, 2001.

Factors Affecting Operating Results

     Traditionally, we have experienced significant fluctuations in our results of operations from quarter to quarter. As a result of these fluctuations, and as a result of our reduction in operations, period-to-period comparison of our operating results is not meaningful and should not be relied upon as an indicator of future performance. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

      * our ability to successfully defend outstanding litigation;

      * our ability to preserve the Company's assets and reduce expenditures;

      *   the prospects for a sale or licensing of the Company's
          MARKETBridges software platform; and

      * economic conditions specific to the technology services industry, as well as generally.


Please refer to "Risks Related to Our Business" below for additional factors affecting operating results.

Seasonality

     Our revenues and business have historically been seasonal.
In view of the reduction of operations, we no longer expect a seasonal component to our business.

Liquidity and Capital Resources

     After a review of the Company's preliminary operating results for the first quarter 2001, as well as the overall economic and market environment, the Board of Directors determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than capital resources then currently available. As a result, in May and June 2001, we reduced the size and scope of our operations and implemented a program to preserve our assets and reduce
expenditures.   As discussed above under "Reduction of Size and
Scope of Operations," the Board of Directors is engaged in analyzing and considering various financial and strategic alternatives available to the Company, including a possible sale or licensing of the Company's MARKETBridges software platform.

     The Company is presently analyzing and considering alternative actions to reduce the amount and level of future services contracted for (see notes to interim financial statements) in order to preserve assets and reduce expenditures. There is no assurance that the Company will be able to further reduce or restructure its contractual commitments. The Company is currently evaluating potential limitations of the Company's net operating losses.

     Although we are taking actions to preserve cash, expenditures are expected to continue and the Company currently has no ongoing source of revenue from operations, nor does it expect to have any revenues in the foreseeable future. There can be no assurance that the Company will be successful in completing any of the strategic alternatives it is presently pursuing, or in further reducing expenditures, liabilities or commitments and preserving cash. As a result, no assurance can be given that the Company's cash will be sufficient to fund the Company's future
working capital requirements.   See "Risks Related to Our
Business".

     The financial statements are presented on the basis that the Company is an on-going enterprise and do not reflect adjustments, if any, necessary if management is unable to execute its business strategy.

     Historical Information

     Since inception in January 1998, we have financed our operations principally through funds from the private and public placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999, which yielded net proceeds of approximately $41.9 million. Prior to the initial public offering, we also supplemented our capital needs with short-term borrowings under a bank credit facility. As of June 30, 2001, we had working capital of approximately $3.5 million as compared to approximately $15.1 million at December 31, 2000. We collected approximately $350,000 during the first quarter 2001 and $650,000 during the second quarter 2001 from the sale of our call center in February 2001.

     For the six months ended June 30, 2001, net cash used in operating activities was approximately $7.2 million compared to approximately $9.4 million for the six months ended June 30, 2000. The decrease in cash used resulted primarily from reductions in personnel and the sale of the Company's fulfillment and call center operations in December 2000, and February 2001, respectively.

     Our capital expenditures amounted to approximately $4.8 million for the six months ended June 30, 2001 and approximately $3.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, capital expenditures included software development costs, software licensing fees, as well as the purchase of technical equipment. Capital expenditures for the six months ended June 30, 2001 were partially financed through extended payment terms under licensing and development agreements of which approximately $1.0 million are included in accounts payable at June 30, 2001.

Risks Related to Our Business

     We have reduced a substantial portion of our operations.

     The Board of Directors has determined that the capital requirements under its existing business plan for fiscal year 2001 are greater than currently available capital resources and, therefore in May 2001, we reduced a substantial portion of our operations. Operations were reduced further in June 2001 when various contracts, including Sears, expired or were terminated and further headcount reductions occurred. The Board of Directors is engaged in analyzing and considering various financial and strategic alternatives available to the Company, including the possible sale or licensing of the Company's MARKETBridges software platform. There can be no assurance that we will be successful in completing any of the alternatives we are pursuing. There is also no assurance that we will be able to realize our investment in our assets, including property and equipment.

     We have a limited amount of cash to fund operations and no current sources of ongoing revenues from operations.

     Although we are taking actions to preserve cash, expenditures are expected to continue and the Company currently has no ongoing source of revenue from operations. Our cash and cash equivalents at June 30, 2001 were approximately $6.7 million and working capital was approximately $3.5 million. At June 30, 2001, the Company had commitments of approximately $4.6 million. There can be no assurance that the Company will be successful in completing any of the strategic alternatives it is presently pursuing, or in further reducing expenditures, liabilities or commitments. As a result, no assurance can be given that the Company's cash will be sufficient to fund the Company's future working capital requirements.

     We have a history of losses and negative cash flow and anticipate continued losses.

     Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of June 30, 2001, we had an accumulated deficit of approximately $49 million. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to the Company also experienced net losses.
We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future.

     We have terminated certain contracts and we may be exposed to potential liability for actual or perceived failure to provide required services.

     The Company has terminated all of its ongoing revenue-generating contracts. Because our clients had relied on our services to satisfy the requirements of buying and selling products on the Internet, we may be exposed to potential claims for damages caused to an enterprise, as a result of an actual or perceived failure of our services or breach of the contracts that were in place. The Company may be unable to pay expenses or liabilities that may arise out of any possible legal claims. We cannot predict the outcome of any potential legal claims.

     Our current business plan consists of a strategy of maximizing assets and minimizing expenses or liabilities and analyzing financial and strategic alternatives.

     The Board of Directors has adopted a plan to preserve assets and minimize expenses, liabilities and commitments, and is engaged in analyzing and considering various financial and strategic alternatives available to the Company, including the possible sale or licensing of the Company's MARKETBridges software platform. There can be no assurance the Company will be successful in selling or licensing its software, or in further reducing its expenses, liabilities or commitments. There also can be no assurances that we will be able to realize our investment in assets, including capitalized software, property and equipment.

     Shareholders may experience substantial dilution.

     If the Company is successful in completing any of the strategic alternatives it is presently pursuing, one or more of the alternatives may result in substantial dilution of the existing shareholders.

     We are currently in litigation and may be subject to additional litigation in the future.

     As disclosed in our Form 10-K for the year ended December 31, 2000, we have been sued in class actions relating to the disclosure in our initial public offering. In the future we may again be the target of litigation. Our current litigation, plus any future claims, with or without merit, may result in substantial costs and divert management's attention and resources, which may seriously harm our business, prospects, financial condition and results of operations and may also harm our reputation, all of which may have a material adverse effect on our ability to pursue various strategic and financial alternatives as well as have a material adverse effect on our stock price. The Company may be unable to pay expenses or liabilities that may arise out of any possible legal claims. We cannot predict the outcome of any potential legal claims.

Other Risks

     Our stock has been delisted from The Nasdaq National Market.

     On May 11, 2001 the Company's stock was delisted from The Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(b) and commenced trading on the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority.

     Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company's securities. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock, which will limit our ability to raise capital through the sale of our securities.

     In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our common stock may find it more difficult to sell their shares of common stock, which is expected to have an adverse effect on the market price of the common stock.


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

                            PART II.

                        OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On April 21, 2000, The Original Honey Baked Ham Company of Georgia, Inc. (HBH) filed suit against the Company in the United States District Court of the Northern District of Georgia for alleged injuries sustained as a result of the Company's alleged breach of contract. HBH claimed it was entitled to compensatory, incidental and consequential damages in an amount HBH alleged to be in excess of $10,000,000. The Company denied any liability, and in February 2001 filed a counterclaim against HBH to collect approximately $1,100,000 in outstanding receivables from HBH.

      On June 28, 2001, in order to avoid the costs, resources, and distractions of protracted litigation, as well as the inherently uncertain outcome of litigation, the Company settled its lawsuit with HBH for payment by the Company of $850,000 and the forgiveness of outstanding receivables of approximately
$1.1 million which had been previously reserved. Under the terms of the settlement agreement, all pending litigation was resolved to the satisfaction of both parties.


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

     (vii)     From November 10, 1999 (the effective date of the
Registration Statement) to June 30, 2001 (the ending date of this report), we expended net offering proceeds for the following uses:

*  Construction of plant, building and             $           0
   facilities...............................
*  Purchase and installation of machinery,         $   9,763,000
   equipment and software...................
*  Purchase of real estate..................       $           0
*  Acquisition of other businesses..........       $           0
*  Repayment of indebtedness................       $   3,910,000
*  Working capital..........................       $  22,398,000
*  Temporary investments....................       $   5,809,000 *

All of the payments referenced above were direct or indirect payments to others.
___________________
* Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

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

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.23  Executive Retention Agreement

     (b)  Reports on Form 8-K

          On May 11, 2001, the Company filed a report on Form 8-K disclosing the reduction in operations and the analysis and consideration of various financial and strategic alternatives available to the Company, described in this report.

EXHIBIT
NUMBER	DESCRIPTION
-------	-----------

10.23		Executive Retention Agreement dated as of May 11, 2001, by and between
            David E. Bowe and Ascendant Solutions, Inc. (filed herewith)

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  August 20, 2001        ASCENDANT SOLUTIONS, INC.



                              By:     /s/ David E. Bowe
                                   ------------------------------
                                   David E. Bowe
                                   Chief Executive Officer, President
                                   and Chief Financial Officer