Form 10-Q
period 2001-09-30
ASCENDANT SOLUTIONS INC
filed 2001-11-19
CIK 1080029

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-27945


                            ASCENDANT SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                  75-2737041
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

15455 North Dallas Parkway, 6th Floor, Addison, Texas          75001
       (Address of principal executive offices)              (Zip Code)

           Registrant's telephone number, including area 972-764-3538

                              ____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]    NO [_]


At September 30, 2001, there were 21,230,900 shares of common stock outstanding.

================================================================================

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ASCENDANT SOLUTIONS, INC.

Unaudited Balance Sheets as of September 30, 2001 and December 31, 2000 ..................................  2

Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000 .......  3

Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 .................  4

Notes to Interim Financial Statements ....................................................................  5

                            ASCENDANT SOLUTIONS, INC.
                                 BALANCE SHEETS
                                 (000's Omitted)

                                                                            September 30,
                                                                                2001               December 31,
                                                                             (Unaudited)               2000
                                                                            -------------          ------------
                               Assets

Current assets:
    Cash and cash equivalents....................................           $       5,185          $     16,837
    Accounts receivable, less allowance for doubtful
       accounts of $88 at September 30, 2001 and
       $1,254 at December 31, 2000...............................                      13                 1,376
    Other receivables............................................                      58                    --
    Prepaid expenses.............................................                      44                   440
                                                                            -------------          ------------
         Total current assets....................................                   5,300                18,653
Property and equipment, net......................................                      12                 1,809
Assets held for sale.............................................                      12                 1,000
Computer software................................................                   1,000                 3,972
Other assets.....................................................                      --                    48
                                                                            -------------          ------------
Total assets.....................................................           $       6,324          $     25,482
                                                                            =============          ============

                Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable.............................................           $         799          $      1,583
    Accrued liabilities..........................................                     184                 1,211
    Deferred revenue.............................................                      --                   380
    Current portion of long-term debt............................                     510                   340
                                                                            -------------          ------------
         Total current liabilities...............................                   1,493                 3,514
Long-term debt...................................................                      --                   340
Contingencies....................................................                      --                    --
Stockholders' equity:
    Preferred stock, $.0001 par value:
         Authorized shares -- 1,000,000
         Issued and outstanding - none                                                 --                    --
    Common stock, $.0001 par value:
         Authorized shares--50,000,000
         Issued and outstanding shares--21,230,900
            at September 30, 2001 and at
            December 31, 2000....................................                       2                     2
    Additional paid-in capital...................................                  59,718                59,718
    Accumulated deficit..........................................                 (54,889)              (38,092)
                                                                            -------------          ------------
         Total stockholders' equity..............................                   4,831                21,628
                                                                            -------------          ------------
         Total liabilities and stockholders' equity..............           $       6,324          $     25,482
                                                                            =============          ============

                             See accompanying notes.

                            ASCENDANT SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                 (000's Omitted)
                                   (Unaudited)

                                                        Three Months Ended      Nine Months Ended
                                                           September 30,          September 30,
                                                       --------------------    --------------------
                                                         2001        2000        2001        2000
                                                       --------    --------    --------    --------
Revenues ........................................      $     --    $  1,964    $  2,284    $  5,037
                                                       --------    --------    --------    --------
Operating expenses:
  Cost of revenues ..............................            --       1,314       2,242       4,588
  Selling, general and administrative expenses...         1,090       3,753       9,041      13,815
  Depreciation and amortization .................            --         631       2,098       1,627
  Write-down of assets held for sale ............            --          --       1,047          --
  Write-down of computer software ...............         4,990          --       4,990          --
  Restructuring costs ...........................            --          --          --       2,460
                                                       --------    --------    --------    --------
    Total operating expenses ....................         6,080       5,698      19,418      22,490
                                                       --------    --------    --------    --------
    Operating loss ..............................        (6,080)     (3,734)    (17,134)    (17,453)
Interest income, net ............................            59         330         337       1,299
                                                       --------    --------    --------    --------
Net loss ........................................      $ (6,021)   $ (3,404)   $(16,797)   $(16,154)
                                                       ========    ========    ========    ========
Basic and diluted net loss per share ............      $  (0.28)   $  (0.16)   $  (0.79)   $  (0.76)
                                                       ========    ========    ========    ========
Average shares used in computing basic and
    diluted net loss per share ..................        21,231      21,215      21,231      21,155
                                                       ========    ========    ========    ========

                             See accompanying notes.

                            ASCENDANT SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                           --------------------------------------
                                                                                2001                    2000
                                                                           --------------         ---------------
Net cash used in operating activities ...............................      $       (9,009)        $       (12,504)
                                                                           --------------         ---------------

Investing Activities
Proceeds from sale of call center and other assets ..................               1,105                      --
Purchases of property and equipment .................................              (3,578)                 (4,476)
                                                                           --------------         ---------------
Net cash used in investing activities ...............................              (2,473)                 (4,476)
                                                                           --------------         ---------------

Financing Activities
Exercise of common stock options ....................................                  --                     134
Payments of long-term debt ..........................................                (170)                   (255)
Other ...............................................................                  --                     (20)
                                                                           --------------         ---------------
Net cash used in financing activities ...............................                (170)                   (141)
                                                                           --------------         ---------------

Net decrease in cash and cash equivalents ...........................             (11,652)                (17,120)
Cash and cash equivalents at beginning of year ......................              16,837                  37,278
                                                                           --------------         ---------------
Cash and cash equivalents at end of quarter .........................      $        5,185         $        20,157
                                                                           ==============         ===============

                             See accompanying notes.

                            ASCENDANT SOLUTIONS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS

1.   Basis of Presentation

     The unaudited financial statements included herein reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Reduction of Size and Scope of Operations

     After the Company reviewed its preliminary operating results for the first quarter as well as the overall economic and market environment, it determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a reduction in workforce, whereby 32 employees were terminated effective May 11, 2001. Operations were further reduced, on or about June 30, 2001, with the termination of an additional 26 employees, mainly as a result of the Company no longer supporting the software platform that preceded its MARKETBridges software platform and the termination of all ongoing contracts relating to its MARKETBridges software technology. Severance costs related to these employee terminations included in the results from operations for the three and nine months ended September 30, 2001 were approximately $162,000 and $945,000, respectively.

     The total reduction in the Company's workforce resulting from the May 11 and June 30, 2001 reductions discussed above, amounted to an 88% reduction in the Company's workforce. Additional reductions were made in the third quarter of 2001. The Company has eliminated all software development and operational activities and has three remaining full time employees at September 30, 2001. As a result of terminating its customer contracts, as noted above, beginning July 1, 2001, the Company had no revenue-producing contracts. As a result of the reduction in the size and scope of operations, the Company has written the carrying value of its MARKETBridges software down to estimated net realizable value at September 30, 2001.

     The Company is continuing to analyze and consider various financial and strategic alternatives that may be available to the Company, including the possible licensing or sale of its MARKETBridges software platform and/or the investment in, or acquisition of, a new operating business, although no specific business has been identified. However, to date, the efforts to realize value from the MARKETBridges software have been unsuccessful. In light of this, prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform, the Company has written down the carrying value of its MARKETBridges software with a charge to third quarter operations of $5.0 million. While the Company will continue to pursue potential licensing or sale opportunities for its MARKETBridges software platform, there can be no assurances that the Company will be successful in its efforts, particularly in light of the current economic environment in general and the technology sector in particular.

     In connection with its asset preservation plan, the Company has taken actions to reduce expenditures and liabilities and to preserve cash. During the third quarter, the Company was able to extinguish liabilities with its software development creditors aggregating $1.7 million for aggregate cash payments of $0.4 million. Additionally, from October 1 to the date of this filing, the Company has been able to settle an additional $1.1 million in obligations for cash payments aggregating $0.4 million.

3.   Commitments

     In connection with the development of its MARKETBridges family of products (formerly named Omnigy), the Company entered into contractual agreements to acquire software licenses and engage software contract developers and incur other related costs. At September 30, 2001, the Company has remaining commitments and liabilities of approximately $2.2 million (which includes approximately $0.6 million of obligations included in accounts payable at September 30, 2001).

     The Company is currently in negotiations with one of its former service providers regarding the settlement of a contract dispute whereby the Company believes that this service provider has failed to meet certain service level requirements. The Company's contract with this service provider allows for termination of the contract if the service provider is unable to satisfy the service level requirements. The service provider, however, has filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and the Company's rights and claims are subject to the applicable bankruptcy filing laws and rules. The service provider estimates that the aggregate commitment pursuant to this contract to be approximately $1.9 million, however, the Company believes that it has certain offsets to this amount as a result of service issues. The Company is currently seeking to settle that contract claim in a negotiated settlement. If the Company is unable to reach a satisfactory financial settlement with the service provider, subject to the requirements of the U.S. Bankruptcy Code, the Company will pursue any and all avenues available to it, including litigation. The Company believes that it may have one or more causes of action against this service provider.

     As a result of the sale of the fulfillment and call center operations in December 2000 and February 2001, respectively, and the Company's decision to no longer support the software platform that preceded its MARKETBridges technology, the Company has sublet, or the landlords have re-leased directly to third parties, all of the Company's leased properties.

     In February 2001, the Company leased new office space over a five-year term with monthly lease rentals approximating $49,000 a month. Additional monthly rent of $3,200 was scheduled to begin in May 2002 for related parking. In connection therewith, the Company issued the landlord a $350,000 letter of credit with a five-year term to secure the leasehold. In late August 2001, the Company settled this lease obligation of approximately $3.0 million in its entirety for cash payments of approximately $371,500 and the conveyance of approximately $95,000 in leasehold equipment, received a release under the letter of credit, and moved to new offices with a month-to-month lease term.

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

     On June 28, 2001, in order to avoid the costs, resources, and distractions of protracted litigation, as well as the inherently uncertain outcome of litigation, the Company settled its lawsuit with HBH for payment by the Company of $850,000 and the forgiveness of outstanding receivables of approximately $1,100,000 that had been previously reserved. Under the terms of the settlement agreement, all pending litigation was resolved to the satisfaction of both parties. Costs related to this litigation and settlement have been reflected in selling, general and administrative expenses.

5.   Computation of Basic and Diluted Net Loss Per Common Share

                                           Three months ended September 30,          Nine months ended September 30,
                                          -----------------------------------       ---------------------------------
                                              2001                  2000                2001                2000
                                          -------------         -------------       -------------       -------------
Net loss .............................    $  (6,021,000)        $  (3,404,000)      $ (16,797,000)      $ (16,154,000)
Weighted average number of
  shares outstanding .................       21,231,000            21,215,000          21,231,000          21,155,000
Basic and diluted net loss per
  Share ..............................    $       (0.28)        $       (0.16)      $       (0.79)      $       (0.76)

6.   Long-Term Debt

     In July 2001, the Company suspended making scheduled interest and principal payments on a note payable of approximately $510,000 while negotiating a payment discount. The full amount of the note has been reclassified to currently due and payable as of September 30, 2001. During October 2001, the Company settled this note payable in its entirety for a cash payment of $225,000. The gain associated with the retirement of this note at a discount will be recognized during the fourth quarter of 2001.

7.   Other

     The Company believes that the issuance of shares of its common stock pursuant to its initial public offering on November 15, 1999 caused an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, the Company believes that the portion of the Company's net operating loss carryforward attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. To facilitate the preservation of existing net operating loss carryforwards attributable to periods after November 15, 1999, the Company is currently considering options available to restrict further issuances of shares of stock, transfers of stock and other transactions in the Company's stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report together with the financial statements, notes and management's discussion contained in our Form 10-K for the year ended December 31, 2000. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In addition, the realization of our expectations depends on, among other things, our ability to successfully defend outstanding litigation, our ability to preserve the Company's assets and reduce expenditures, the prospects for the licensing or sale of our MARKETBridges technology as well as the prospect of the investment in, or acquisition of, a new operating business, although no specific business has been identified. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risks Related to Our Business" and "Other Risks." Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

The Company

     Ascendant Solutions, Inc. is a Delaware corporation with principal executive offices located at 15455 North Dallas Parkway, 6th Floor, Addison, Texas 75001. The Company's telephone number is 972.764.3538.

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

     Accordingly, during May and June 2001, our operations were modified as follows:

     . We reduced the size and scope of our operations and implemented a program to preserve our assets and reduce expenditures, liabilities and commitments.

     . We effected a reduction in workforce whereby 32 employees were terminated, effective May 11, 2001.

     . We effected a further reduction in workforce, on or about June 30, 2001, whereby 26 additional employees were terminated, mainly as a result of the Company no longer supporting the software platform that preceded its MARKETBridges software platform and the termination of all ongoing contracts relating to its MARKETBridges software technology.

     The total reduction in the Company's workforce resulting from the May 11 and June 30, 2001 reductions discussed above, amounted to an 88% reduction in the Company's workforce. The Company implemented further reductions in its workforce throughout the third quarter 2001.

     Effective on or about June 30, 2001, all ongoing customer contracts of the Company were terminated. Accordingly, beginning July 1, 2001, the Company had no revenue-producing contracts. In connection with its asset preservation plan, the Company has taken actions to reduce expenditures, liabilities and commitments and preserve cash. During the third quarter, the Company was able to extinguish liabilities with its software development creditors aggregating $1.7 million for aggregate cash payments of $0.4 million. Additionally, from October 1 to the date of this filing, the Company has been able to settle an additional $1.1 million in obligations for cash payments aggregating $0.4 million.

     The Company is continuing to analyze and consider various financial and strategic alternatives that may be available to the Company, including the possible licensing or sale of its MARKETBridges software platform and/or the investment in, or acquisition of, a new operating business, although no specific business has been identified. However, to date, the efforts to realize value from the MARKETBridges software have been unsuccessful. In light of this, prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform, the Company has written down the carrying value of its MARKETBridges software with a charge to third quarter operations of $5.0 million. While the Company will continue to pursue potential licensing or sale opportunities for its MARKETBridges software platform, there can be no assurances that the Company will be successful in its efforts, particularly in light of the current economic environment in general and the technology sector in particular.

     The Company will continue to incur costs and currently has no ongoing source of revenue from operations. There can be no assurance that the Company will be successful in completing any of the alternatives it is pursuing, or in further reducing liabilities and commitments, or in further executing its asset preservation program. Even if we are successful in any of these efforts, our common stock may have little value in the future.

     As of September 30, 2001, the Company has three full-time employees who include the Chief Executive Officer and two administrative employees.

NASDAQ Delisting

     On May 11, 2001, the Company's stock was delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (a) or (b) and commenced trading on the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires the Company to remain current in its periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company's securities. There can be no assurance that the Company's stock will indefinitely continue to be traded on the OTCBB. See "Other Risks" below.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

     Revenues. As discussed above, the Company had no revenues during the three months ended September 30, 2001 compared with $1.9 million for the three months ended September 30, 2000. Beginning July 1, 2001, the Company had no revenue producing contracts.

     Cost of Revenues. As discussed above, the Company had no revenue producing costs or operations during the three months ended September 30, 2001 compared with $1.3 million for the three months ended September 30, 2000.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased 71% to $1.1 million for the three months ended September 30, 2001 from $3.8 million for the three months ended September 30, 2000. The comparability of the current quarter to the same quarter in the prior year is hampered by the change in our operations. In 2000, we were a provider of systems; call center services and fulfillment operations. During the current period, we had no revenue producing contracts in place. The decrease in expense levels was mainly associated with reductions in operating personnel due to the change and further reductions in business operations. These decreases are net of the office lease commitment settlement costs of approximately $467,000 that were incurred in the third quarter. In addition, the decrease includes approximately $220,000 of prior quarter expense accruals that were settled during the three months ended September 30, 2001 at discounted amounts.

     Depreciation and Amortization. As a result of the elimination of operations on July 1, 2001 the Company discontinued depreciation and amortization and commenced to evaluate the marketability of its assets. As discussed above, impairment provisions were made to the carrying value of assets in the second and third quarters of 2001.

     Write-down of Computer Software. In light of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform, the Company has written down the carrying value of its software with a charge to third quarter operations of $5.0 million.

     Interest income (expense), net. For the three months ended September 30, 2001 interest income, net of expense, was approximately $59,000 compared to approximately $330,000 in net interest income for the prior year. The decrease is due to the decrease in cash and cash equivalents from approximately $20 million at September 30, 2000 to approximately $5 million at September 30, 2001.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

     Revenues. Our revenues decreased 55% to $2.3 million for the nine months ended September 30, 2001 from $5.0 million for the nine months ended September 30, 2000. The decrease in revenue over the period was due primarily to the sale in December 2000 of our fulfillment operations, and the early February 2001 sale of our call center operations. Through June 2001, we continued to provide services for Sears, which accounted for 82% of total revenues for the six months ended June 30, 2001 and 82% of total revenues for the six months ended June 30, 2000. Beginning July 1, 2001, the Company had no revenue-producing contracts.

     Cost of Revenues. Cost of revenues for the nine months ended September 30, 2001 decreased 51% over that of the same period in the prior year. The decrease was mainly derived from the suspension of all revenue producing operations on July 1, 2001 and from reductions in personnel and the sale of the Company's fulfillment and call center operations in December 2000, and February 2001, respectively.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased 35% to $9.0 million for the nine months ended September 30, 2001 from $13.8 million for the nine months ended September 30, 2000. The comparability of the current nine-month period to the same nine-month period in the prior year is hampered by the change in our operations. In 2000, we were a provider of systems; call center services and fulfillment operations. In 2001, we are a software solutions provider. In addition, during the third quarter of 2001, we had no revenue producing contracts in place. These decreases are net of the additional costs associated with litigation and settlement of the suit between the Company and HBH and the severance costs incurred in the last two quarters of 2001.

     Depreciation and Amortization. Depreciation and amortization expense increased by 29% to $2.1 million for the nine months ended September 30, 2001 from $1.6 million for the nine months ended September 30, 2000. The increase is comprised of an acceleration of the amortization of capitalized call center software that ceased to be in operations after termination of call center systems services on June 30, 2001 and increased amortization related to 2001 capitalized software expenditures of approximately $4.7 million.

     Write-down of Computer Software and Property Held for Sale. In light of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform, the Company has written down the carrying value of its software with a charge to third quarter operations of $5.0 million. In addition, during the second and third quarters of 2001, the Company reclassified certain of its property and equipment to assets held for sale. During the second quarter, the Company wrote the carrying value down to the estimated net realizable value resulting in a charge against earnings of $1.0 million.

     Restructuring costs. During the second quarter of 2000, the Company restructured its business operations and terminated its internal software development effort and incurred restructuring costs of $2.5 million.

     Interest income (expense), net. For the nine months ended September 30, 2001 interest income, net of expense, was approximately $337,000 compared to approximately $1,299,000 in net interest income for the prior year. The decrease is due to the decrease in cash and cash equivalents from approximately $20 million at September 30, 2000 to approximately $5 million at September 30, 2001.

Factors Affecting Operating Results

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

     .   our ability to successfully defend outstanding litigation;

     . our ability to preserve the Company's assets and reduce expenditures; and

     . economic conditions specific to the technology services industry, as well as generally.

Please refer to "Risks Related to Our Business" below for additional factors affecting operating results.

Seasonality

     Our revenues and business have historically been seasonal. In view of the reduction of operations, we no longer expect a seasonal component to our business.

Liquidity and Capital Resources

     After a review of the Company's preliminary operating results for the first quarter 2001, as well as the overall economic and market environment, the Board of Directors determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than capital resources then currently available. As a result, in May and June 2001, we reduced the size and scope of our operations and implemented a program to preserve our assets and reduce expenditures. As discussed above under "Reduction of Size and Scope of Operations," the Board of Directors is engaged in analyzing and considering various financial and strategic alternatives available to the Company, including a possible licensing or sale of the Company's MARKETBridges software platform and/or the investment in, or the acquisition of, a new operating business, although no specific business has been identified. While the Company will continue to pursue potential licensing or sale opportunities for its MARKETBridges software platform, there can be no assurances that the Company will be successful in its efforts, particularly in light of the current economic environment in general and the technology sector in particular.

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

     For the nine months ended September 30, 2001, net cash used in operating activities was approximately $9.0 million compared to approximately $12.5 million for the nine months ended September 30, 2000. The decrease in cash used resulted primarily from reductions in personnel and the sale of the Company's fulfillment and call center operations in December 2000, and February 2001, respectively.

     Our capital expenditures amounted to approximately $3.6 million for the nine months ended September 30, 2001 and approximately $4.5 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, capital expenditures included software development costs, software licensing fees, as well as the purchase of technical equipment. Capital expenditures for the three months ended September 30, 2001 reflect substantial discounts of approximately $1.2 million achieved in settlement of purchase and service obligations incurred during the first two quarters of 2001.

Risks Related to Our Business

     We have reduced a substantial portion of our operations.

     The Board of Directors has determined that the capital requirements under its existing business plan for fiscal year 2001 are greater than currently available capital resources and, therefore in May 2001, we reduced a substantial portion of our operations. Operations were reduced further in June 2001 when various contracts, including Sears, expired or were terminated and further headcount reductions occurred. The Board of Directors is engaged in analyzing and considering various financial and strategic alternatives available to the Company, including the possible licensing or sale of the Company's MARKETBridges software platform as well as continuing to negotiate with its creditors in an attempt to reduce its liabilities and commitments. There can be no assurance that we will be successful in completing any of the alternatives we are pursuing. There is also no assurance that we will be able to realize the remaining value of our assets, including software, property and equipment.

     We have a limited amount of cash to fund operations and no current sources of ongoing revenues from operations.

     Although we are taking actions to preserve cash, expenditures are expected to continue and the Company currently has no ongoing source of revenue from operations. Our cash and cash equivalents at September 30, 2001 were approximately $5.2 million and working capital was approximately $3.8 million. At September 30, 2001, the Company had commitments of approximately $1.7 million. There can be no assurance that the Company will be successful in completing any of the strategic alternatives it is presently pursuing, or in further reducing expenditures, liabilities or commitments. As a result, no assurance can be given that the Company's cash will be sufficient to fund the Company's future working capital requirements.

     We have a history of losses and negative cash flow and anticipate continued losses.

     Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of September 30, 2001, we had an accumulated deficit of approximately $55 million. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to the Company also experienced net losses. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future.

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

     The Board of Directors has adopted a plan to preserve assets and minimize expenses, liabilities and commitments, and is engaged in analyzing and considering various financial and strategic alternatives available to the Company, including the possible licensing or sale of the Company's MARKETBridges software platform as well as continuing to negotiate with its creditors in an attempt to reduce its liabilities and commitments. There can be no assurance the Company will be successful in licensing or selling its software, or in further reducing its expenses, liabilities or commitments. There also can be no assurances that we will be able to realize our investment in assets, including capitalized software, property and equipment.

     We are currently in litigation and may be subject to additional litigation in the future.

     See Part II. Other Information (Item 1 - Legal Proceedings) for a discussion of current pending litigation.

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

     On May 11, 2001 the Company's stock was delisted from The Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a) or (b) and commenced trading on the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority.

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

     In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written consent to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our common stock may find it more difficult to sell their shares of common stock, which is expected to have an adverse effect on the market price of the common stock.

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

     On June 28, 2001, in order to avoid the costs, resources, and distractions of protracted litigation, as well as the inherently uncertain outcome of litigation, the Company settled its lawsuit with HBH for payment by the Company of $850,000 and the forgiveness of outstanding receivables of approximately $1,100,000 that had been previously reserved. Under the terms of the settlement agreement, all pending litigation was resolved to the satisfaction of both parties. Costs related to this litigation and settlement have been reflected in selling, general and administrative expenses.

     Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas, against Ascendant Solutions, Inc., certain of its directors, and a limited partnership of which a director is a partner. The five lawsuits assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act for an unspecified amount of damages on behalf of a putative class of individuals who purchased the Company's common stock between various periods ranging from November 11, 1999 to January 24, 2000. The lawsuits claim that the Company and the individual defendants made misstatements and omissions concerning the Company's products and customers. The Company denies the plaintiffs' allegations and intends to vigorously defend the lawsuits.

     The Company anticipates that the Court will consolidate the cases and appoint a lead plaintiff under the provisions of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Then, the lead plaintiff will file a consolidated amended complaint, which may change the allegations and purported class period, within 60 days of the appointment of a lead plaintiff. The Company expects to file a motion to dismiss within 45 days of receipt of the consolidated amended complaint. It is too early to determine whether these lawsuits will have any material adverse affect on our future financial position and results of operations.

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

     (vii) From November 10, 1999 (the effective date of the Registration Statement) to September 30, 2001 (the ending date of this report), we expended net offering proceeds for the following uses:

 .    Construction of plant, building and facilities ....................   $           0
 .    Purchase and installation of machinery, equipment and software ....   $   8,650,000
 .    Purchase of real estate ...........................................   $           0
 .    Acquisition of other businesses ...................................   $           0
 .    Repayment of indebtedness .........................................   $   3,910,000
 .    Working capital ...................................................   $  24,135,000
 .    Temporary investments .............................................   $   5,185,000*

All of the payments referenced above were direct or indirect payments to others.

__________________
* Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

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

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed October 23, 2000, File no. 0-27945).

     3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed October 23, 2000, File no. 0-27945).

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2001         ASCENDANT SOLUTIONS, INC.


                                By:  /s/ David E. Bowe
                                    -------------------------------------------
                                    David E. Bowe
                                    Chief Executive Officer, President
                                    and Chief Financial Officer (Duly Authorized
                                    Officer and Principal Financial Officer)