Form 10-K405
period 2001-12-31
ASCENDANT SOLUTIONS INC
filed 2002-04-01
CIK 1080029

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 000-27945

                           ASCENDANT SOLUTIONS, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 75-2900905
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

        15455 North Dallas Parkway, 5th Floor,
                   Addison, Texas                        75001
                (Address of principal                 (Zip Code)
                 executive offices)

       Registrant's telephone number, including area code: 972-764-3538

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At March 15, 2002 the aggregate market value of the voting stock held by non-affiliates was approximately $2,533,740.

   At March 15, 2002 21,230,900 shares of common stock were outstanding.

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 23, 2002 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ASCENDANT SOLUTIONS, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2001

                               Table of Contents


                                                                                               Page
                                                                                               ----
                                                PART I.
Item 1.  Business.............................................................................   1
Item 2.  Properties...........................................................................   2
Item 3.  Legal Proceedings....................................................................   2
Item 4.  Submission of Matters to a Vote of Security Holders..................................   3


                                               PART II.
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................   4
Item 6.  Selected Financial Data..............................................................   5
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   7
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  15
Item 8.  Financial Statements and Supplementary Data..........................................  16
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure...........................................................................  32


                                               PART III.
Item 10. Directors and Executive Officers of the Registrant...................................  33
Item 11. Executive Compensation...............................................................  33
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  33
Item 13. Certain Relationships and Related Transactions.......................................  33


                                               PART IV.
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  34
Signatures....................................................................................  35

                                    PART I.

ITEM 1.  BUSINESS

   The following discussion of our business contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Related to Our Business," and "--Other Risks", as well as elsewhere in this Annual Report on Form 10-K.

General

   On October 19, 2000, shareholders of ASD Systems, Inc. approved a corporate name change and redomestication effected by merging ASD Systems, Inc., a Texas corporation, into Ascendant Solutions, Inc. ("Ascendant" or the "Company"), a Delaware corporation and wholly-owned subsidiary of ASD Systems, Inc. The redomestication merger became effective October 20, 2000. ASD Systems, Inc. was formed as a Texas corporation in January 1998.

   The Company had previously been engaged in providing call center, order management and fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. In the fourth quarter of 2000, the Company focused on offering supply chain solutions for companies engaged in business-to-business commerce. In connection with the above, the Company sold its distribution and call center service businesses in late 2000 and early 2001.

   After the Company reviewed its preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, the Company determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a reduction in workforce, whereby 58 employees were terminated during May and June 2001. Additional reductions in personnel and overhead were made throughout the remainder of 2001. The Company effected a 98% reduction in its workforce through December 31, 2001. The Company had two remaining full time employees at December 31, 2001.

   As a result of the termination of its customer contracts, beginning July 1, 2001, the Company has no revenue-producing contracts or operations.

   During the third and fourth quarters of 2001 the Company continued to analyze and consider various financial and strategic alternatives available to the Company, including the possible licensing or sale of its MARKETBridges software platform. By year-end 2001, the Company concluded that the licensing or sale of its MARKETBridges software platform was remote, primarily as a result of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform. Accordingly, the Company wrote off the carrying value of its MARKETBridges software with a charge to operations of $5.9 million, which is reflected as restructuring costs in the accompanying statement of operations.

   In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. Through December 31, 2001, the Company was able to extinguish liabilities and commitments aggregating approximately $7.7 million for aggregate cash payments of approximately $1.35 million.

   In December 2001, the Company revised its strategic direction to seek acquisition possibilities throughout the United States to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. Our business objective is to effect a merger, acquisition of stock or assets or other business combination with an operating business that will have significant growth potential or enter into some other transaction that we believe will be in the best interests of our stockholders. No such transactions have been negotiated to date. Therefore, there can be no assurance that we will be successful in completing any business combination or other transaction.

   In the event that we seek to acquire a target business, we will not limit ourselves to a particular industry. Most likely, the target business will be primarily located in the United States, although we reserve the right to acquire a target business with operations and/or locations outside the United States. In seeking a target business, we will consider, without limitation, businesses (i) which offer or provide services or develop, manufacture or distribute goods in the United States or abroad; or (ii) who are engaged in wholesale or retail distribution, among other potential target business opportunities.

   We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

   In the event we engage in a transaction which results in our holding passive investment interests in a number of entities, although that is not our intention, we could become subject to the regulations under the Investment Company Act of 1940. "Passive investment interests", as defined in the Investment Company Act, essentially means investments held by persons who do not provide any type of management and/or consulting services nor are involved in the business entity in which we hold securities. In such event, we would be required to register as an investment company, which would involve our incurring significant registration and compliance costs under the Investment Company Act. We have obtained no formal determination nor have requested any ruling or interpretation from the Securities and Exchange Commission as to our status or potential status under the Investment Company Act of 1940. Consequently, any violation by us of the Investment Company Act, whether intentional or inadvertent, could subject the Company to material adverse consequences.

Client Relationships

   Sears accounted for approximately 82% of our gross revenues in 2001 and 2000 and 54% of our gross revenues in 1999. The service contracts with Sears and all other customers expired or were terminated on or about June 30, 2001. The Company currently has no sources of revenue other than interest income.

Employees

   As of December 31, 2001, we had a total of two employees, Mr. Bowe, the CEO, President and Chief Financial Officer and his executive assistant.

ITEM 2.  PROPERTIES

   Our headquarters are currently located at an office leased on a month-to-month basis in Addison, Texas.

ITEM 3.  LEGAL PROCEEDINGS

   On April 21, 2000, The Original Honey Baked Ham Company of Georgia, Inc.
(HBH) filed suit against the Company in the United States District Court of the Northern District of Georgia for alleged injuries sustained as a result of the Company's alleged breach of contract. HBH claimed it was entitled to compensatory, incidental and consequential damages in an amount HBH alleged to be in excess of $10.0 million. The Company denied any liability, and in February 2001 filed a counterclaim against HBH to collect approximately $1.1 million in outstanding receivables from HBH.

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

   Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas, against the Company, certain of its directors, and a limited partnership of which a director is a partner. The five lawsuits assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for an unspecified amount of damages on behalf of a putative class of individuals who purchased the Company's common stock between various periods ranging from November 11, 1999 to January 24, 2000. The lawsuits claim that the Company and the individual defendants made misstatements and omissions concerning the Company's products and customers. The Company denies the plaintiffs' allegations and intends to vigorously defend against the lawsuits.

   The Company is also occasionally involved in other claims and proceedings, which are incidental to its business. We cannot determine what, if any, material affect these matters will have on our future financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices; Record Holders and Dividends

   On May 11, 2001, the Company's stock was delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (a) or (b) and commenced trading on the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires the Company to remain current in its periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company's securities. There can be no assurance that the Company's stock will indefinitely continue to be traded on the OTCBB. See "Other Risks" discussed below.

   Following is a summary of our stock's quarterly market price ranges since November 11, 1999 (the first day of trading of our common stock). The price quotations noted herein represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                     High   Low
                                                    ------ -----
               Period November 11-December 31, 1999 $32.38 $7.94
               Fiscal year 2000:
                  First quarter....................  19.00  4.50
                  Second quarter...................   4.63  1.50
                  Third quarter....................   3.31  0.69
                  Fourth quarter...................   1.44  0.22
               Fiscal year 2001:
                  First quarter....................   0.53  0.06
                  Second quarter*..................   0.27  0.07
                  Third quarter*...................   0.28  0.07
                  Fourth quarter*..................   0.24  0.12

   -----
    * These quotations represent high and low bid prices for our stock as reported by the OTCBB following the delisting of our stock on May 11, 2001.

   On March 15, 2002, the last reported sale price of our common stock on the OTCBB was $0.24 per share.

   At March 15, 2002, there were approximately 5,300 registered and beneficial holders of record of our common stock.

   We have not paid any cash dividends on our common stock and do not anticipate declaring dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance potential acquisitions and fund operations. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

Use of Proceeds

(1) On November 10, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (File No. 333-85983) relating to our initial public offering.

(2) From November 10, 1999 (the effective date of the Registration Statement) to December 31, 2001 (the ending date of this report), we expended net offering proceeds for the following uses:

      .  Construction of plant, building and facilities...... $         0
      .  Purchase and installation of machinery and equipment $ 8,648,000
      .  Purchases of real estate............................ $         0
      .  Acquisition of other businesses..................... $         0
      .  Repayment of indebtedness........................... $ 4,135,000
      .  Working capital..................................... $24,893,000
      .  Temporary investments............................... $ 4,204,000*

   All of the payments referenced above were direct or indirect payments to others.
   -----
    * Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

   We have approximately $4.2 million remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to acquire manufacturing, distribution or service companies. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the financial statements, the notes to such statements and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 of this Annual Report on Form 10-K. The statement of operations data for the period from January 1, 1996 through December 20, 1996; the period from December 21, 1996 through October 13, 1997; the period from October 14, 1997 through December 31, 1997 and the years ended December 31, 1998, 1999, 2000 and 2001; and the balance sheet data at December 20, 1996; October 13, 1997; December 31, 1997; December 31, 1998; December 31,
1999, December 31, 2000 and December 31, 2001 are derived from our audited financial statements. The selected financial data for all periods ending on or prior to December 31, 1997, include information derived from the order management and fulfillment business of our predecessors as follows:

   Predecessor name                Period of operation
   ----------------                -------------------
   Athletic Supply of Dallas, Inc. January 1, 1996 through December 20, 1996
   Athletic Supply of Dallas, LLC. December 21, 1996 through October 13, 1997
   ASD Partners, Ltd.............. October 14, 1997 through December 31, 1997

   The unaudited pro forma net income (loss) information for the periods ended December 20, 1996; October 13, 1997 and December 31, 1997 reflect a tax provision computed by applying the anticipated effective tax rate of approximately 37% to pretax income. The unaudited pro forma basic and diluted net income (loss) per share information for the periods ended on or prior to December 31, 1997 have been calculated as if based on the number of shares of common stock outstanding at January 1, 1998.

   As a result of the termination of its customer contracts, beginning July 1, 2001, the Company has no revenue-producing contracts or operations.

                                                     Predecessors
                                        -------------------------------------
                                        Period from  Period from  Period from
                                         January 1,  December 21, October 14,
                                        1996 through 1996 through 1997 through         Year ended December 31,
                                        December 20, October 13,  December 31, --------------------------------------
                                            1996         1997         1997       1998      1999      2000      2001
                                        ------------ ------------ ------------ --------  --------  --------  --------
                                                            (in thousands, except per share data)
Statements of Operations Data:
  Revenues.............................    $6,826      $ 4,882       $2,574    $  8,020  $ 12,313  $  8,405  $  2,284
  Cost of revenues.....................     2,094        2,686        1,248       5,051     9,701     5,279     2,242
                                           ------      -------       ------    --------  --------  --------  --------
  Gross profit.........................     4,732        2,196        1,326       2,969     2,612     3,126        42
                                           ------      -------       ------    --------  --------  --------  --------
Operating expenses:
  Selling, general and administrative
   expenses............................     2,819        2,649        1,074       4,258    10,035    18,835    10,068
  Depreciation and amortization........       517          367          252       1,084     1,482     2,473     2,158
  Restructuring costs..................        --           --           --          --        --     2,460     5,892
                                           ------      -------       ------    --------  --------  --------  --------
   Total operating expenses............     3,336        3,016        1,326       5,342    11,517    23,768    18,118
                                           ------      -------       ------    --------  --------  --------  --------
Operating income (loss)................     1,396         (820)          --      (2,373)   (8,905)  (20,642)  (18,076)
Interest income (expense), net.........        --           --          (27)       (233)       98     1,589       364
Gain (loss) on sale of assets..........        --           --           --          --        --      (481)       95
                                           ------      -------       ------    --------  --------  --------  --------
Net income (loss)......................    $1,396      $  (820)      $  (27)   $ (2,606) $ (8,807) $(19,534) $(17,617)
                                           ======      =======       ======    ========  ========  ========  ========
Preferred stock dividend...............                                              --    (6,000)       --        --
Accretion of preferred stock discount..                                              --    (1,145)       --        --
                                                                               --------  --------  --------  --------
Net loss attributable to common
 shareholders..........................                                        $ (2,606) $(15,952) $(19,534) $(17,617)
                                                                               ========  ========  ========  ========
Basic and diluted net loss per share...                                        $  (0.43) $  (1.39) $  (0.92) $  (0.83)
                                                                               ========  ========  ========  ========
Unaudited Pro Forma Data:
Net income (loss)......................    $1,396      $  (820)      $  (27)
                                           ======      =======       ======
Basic and diluted net income (loss) per
 share.................................    $ 0.15      $  0.14       $(0.01)
                                           ======      =======       ======
Shares used in computing basic and
 diluted net income (loss) per share...     6,000        6,000        6,000       6,000    11,464    21,173    21,231
                                           ======      =======       ======    ========  ========  ========  ========

                                                                                      December 31,
                                        December 20, October 13,  ---------------------------------------------------
                                            1996         1997         1997       1998      1999      2000      2001
                                        ------------ ------------ ------------ --------  --------  --------  --------
Balance Sheet Data:
Cash and cash equivalents..............    $   --      $    --       $   97    $     --  $ 37,278  $ 16,837  $  4,204
Working capital (deficit)..............     1,126       (1,629)        (442)     (2,575)   36,995    15,139     4,000
Total assets...........................     2,693        1,262        3,624       3,266    44,453    25,482     4,361
Long-term debt (including current
 maturities)...........................        --           --        1,754       1,360     1,020       680        --
Division equity........................     2,263          820           --          --        --        --        --
Partners' capital......................        --           --          943          --        --        --        --
Shareholders' equity (deficit).........        --           --           --     (16,664)   41,048    21,628     4,011

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and notes thereto included elsewhere in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risks Related to Our Business," and "Other Risks." Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

Overview

   The Company had previously been engaged in providing call center, order management and fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. In the fourth quarter of 2000, the Company focused on offering supply chain solutions for companies engaged in business-to-business commerce. In connection with the above, the Company sold its distribution and call center service businesses in late 2000 and early 2001.

   After the Company reviewed its preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, the Company determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a reduction in workforce, whereby 58 employees were terminated during May and June 2001. Additional reductions in personnel and overhead were made throughout the remainder of 2001.

   As a result of the termination of its customer contracts, beginning July 1, 2001, the Company has no revenue-producing contracts or operations.

   The Company effected a 98% reduction in its workforce through December 31, 2001. Severance costs relating to the employee terminations included in the results of operations for the year ended December 31, 2001 were approximately $1.5 million. The Company had two remaining full time employees at December 31, 2001.

   During the third and fourth quarters of 2001, the Company continued to analyze and consider various financial and strategic alternatives available to the Company, including the possible licensing or sale of its MARKETBridges software platform. By year-end 2001, the Company concluded that the licensing or sale of its MARKETBridges software platform was remote, primarily as a result of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform. Accordingly, the Company wrote off the carrying value of its MARKETBridges software with a charge to operations of approximately $5.9 million, which is reflected as restructuring costs in the accompanying statement of operations.

   In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. Through December 31, 2001, the Company was able to extinguish liabilities and commitments aggregating approximately $7.7 million for aggregate cash payments of approximately $1.35 million.

   In December 2001, the Company revised its strategic direction to acquire manufacturing, distribution or services companies and began actively seeking out possible acquisition candidates. The Company is currently seeking to most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards. There can be no assurance that the Company will be successful in any of its acquisition endeavors.

NASDAQ Delisting

   On May 11, 2001, the Company's stock was delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (a) or (b) and commenced trading on the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires the Company to remain current in its periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company's securities. There can be no assurance that the Company's stock will indefinitely continue to be traded on the OTCBB. See "Other Risks" discussed below.

Results of Operations

   Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

   Revenues. Our revenues decreased 73% to $2.3 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000. The decrease in revenue over the period was due primarily to the December 2000 sale of our fulfillment operations, the February 2001 sale of our call center operations and the termination of client contracts on or about June 30, 2001. Through June 2001, we continued to provide services for Sears, which accounted for 82% of total revenues for the six months ended June 30, 2001 and June 30, 2000. Beginning July 1, 2001, the Company had no revenue-producing contracts nor does it expect any in the foreseeable future.

   Cost of Revenues. Cost of revenues for the year ended December 31, 2001 decreased 58% over that of the previous year. The decrease was mainly derived from the suspension of all revenue-producing operations on or about June 30, 2001 and from reductions in personnel and the sale of the Company's fulfillment and call center operations in December 2000, and February 2001, respectively. Beginning July 1, 2001, the Company had no revenue-producing contracts nor does it expect any in the foreseeable future.

   Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased 46% to $10.1 million for the year ended December 31, 2001 from $18.8 million for the year ended December 31, 2000. The comparability of the current year to the prior year is hampered by the change in our operations. In 2000, we were a provider of systems, call center services and fulfillment operations. In 2001, we were a software solutions provider. In addition, during the second half of 2001, we had no revenue-producing contracts in place. These decreases are net of the additional costs associated with litigation and settlement of the lawsuit between the Company and HBH and the severance costs incurred in the last two quarters of 2001. The Company will continue to incur expenses in connection with investigating potential acquisitions and meeting general corporate overhead expenses, including the payment of salaries for the Company's two remaining employees.

   Depreciation and Amortization. Depreciation and amortization expense decreased by 12% to $2.2 million for the year ended December 31, 2001 from $2.5 million for the year ended December 31, 2000. The decrease is primarily due to the discontinuation of depreciation and amortization on July 1, 2001 when we commenced to evaluate the recoverability of recorded assets. The decrease was partially offset by an acceleration of the amortization of capitalized call center software that ceased to be in operations after termination of call center systems services on June 30, 2001 and increased amortization related to 2001 capitalized software expenditures of approximately $4.7 million.

   Restructuring costs. In light of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform, the Company wrote off the carrying value of its MARKETBridges software with a charge to operations of $5.9 million in 2001. During the second quarter of 2000, the Company restructured its business operations and terminated its internal software development effort associated with its browser-based software platform, wrote off the capitalized costs incurred to develop the software and incurred restructuring costs for a total charge against 2000 operations of $2.5 million.

   Interest income (expense), net. For the year ended December 31, 2001 interest income, net of expense, was approximately $364,000 compared to approximately $1.6 million in net interest income for the prior year. The decrease is due to the decrease in cash and cash equivalents from $16.8 million at December 31, 2000 to $4.2 million at December 31, 2001.

   Gain (loss) on sale of assets. The Company incurred a loss on sale of assets of $481,000 in 2000 versus a gain of $95,000 in 2001. The 2000 loss resulted from the sale of fulfillment and call center assets. By December 31, 2001, the Company had sold or disposed of substantially all of its property and equipment except for approximately $6,000 in administrative assets still in use and $5,000 in assets held for sale.

   Comparison of the year ended December 31, 2000 to the year ended December 31, 1999.

   Revenues. Our revenues decreased 32% to $8.4 million for the year ended December 31, 2000 from $12.3 million for the year ended December 31, 1999. The decrease in revenue over the period was due in part to the loss of clients which provided significant revenue during the year ended December 31, 1999. Specifically, in 1999, e4L, Inc. and HBH accounted for approximately 22% and 9%, respectively, of our total revenues and two other clients accounted for an aggregate of 5% of our total revenues for this period. Sears accounted for 82% of total revenues for the year ended December 31, 2000 and 54% of total revenues for the year ended December 31, 1999. However, our overall revenue from Sears declined by 27% in 2000 compared to 1999, primarily as a result of lower transaction volume produced by Sears' sales.

   Cost of Revenues. Cost of revenues decreased 45% to $5.3 million for the year ended December 31, 2000 from $9.7 million for the year ended December 31, 1999. The decrease in cost of revenues resulted primarily from the decrease in sales, the implementation of cost reduction measures, as well as realizing a portion of our revenues through higher margin systems business. As a percentage of revenues, cost of revenues was 63% for the year ended December 31, 2000 and 79% for the year ended December 31, 1999.

   Selling, General and Administrative Expenses. For the year ended December 31, 2000, our selling, general and administrative (SG&A), expense was $18.8 million compared to $10.0 million for the same period of 1999, an increase of 88%. Approximately $3.8 million of this increase in total SG&A expense was associated with salaries and related benefits, especially in the first two quarters when we experienced higher than normal staffing levels in anticipation of revenues that did not materialize. In addition, approximately $2.8 million of this increase in total SG&A expense was associated with increased professional and consulting fees, including legal fees, accounts receivable reserve and other costs in connection with the HBH litigation, and $0.7 million in increased marketing and advertising costs, some of which had been committed in 1999. SG&A expense increased to 224% of revenues for the year ended December 31, 2000 from 81% for the year ended December 31, 1999.

   Depreciation and Amortization. For the year ended December 31, 2000, depreciation and amortization expense was $2.5 million compared to $1.5 million for the same period of 1999, an increase of 67%. The increase corresponds with the increase in computer equipment purchased for internal and client use and amortization of software development costs.

   Restructuring costs. In May 2000, we terminated the internal development of Project Mercury, our browser-based software platform and eliminated related software development personnel. In addition, we completed a thorough reorganization and eliminated other personnel. The write-off of the internal software development, plus the severance and other costs related to these events, resulted in restructuring costs of $2.5 million.

   Interest income (expense), net. For the year ended December 31, 2000 interest income net of expense was approximately $1.6 million compared to approximately $0.1 million in net interest income for the prior year. The interest income for the year ended December 31, 2000 is attributed to a full year's interest income on remaining proceeds from our initial public offering
(IPO) as compared to related interest income for less than two months after our IPO in 1999.

   Loss on sale of assets. In 2000, the Company incurred a loss related to the sale of its fulfillment and call center assets of $481,000. There was no comparable loss in 1999.

Factors Affecting Operating Results

   As a result of our reduction in operations, period-to-period comparison of our operating results is not meaningful and should not be relied upon as an indicator of future performance. Beginning July 1, 2001, the Company had no revenue-producing contracts nor does it expect any in the foreseeable future. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

    .  our ability to successfully defend outstanding litigation;

    .  our ability to preserve the Company's assets and reduce expenditures;

    . our ability to effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards; and

    . our ability to locate and successfully acquire one or more business enterprises.

Seasonality

   Our revenues and business have historically been seasonal. In view of the termination of our customer contracts, we no longer expect a seasonal component to our business, although it is possible if we are successful in acquiring a business that such business could be seasonal.

Liquidity and Capital Resources

   At December 31, 2001, the Company had liquidated substantially all liabilities and commitments and had reduced the size of its work force to two personnel, Mr. Bowe, the CEO, President and Chief Financial Officer and his executive assistant.

   At December 31, 2001, the Company had approximately $4.2 million in cash and $4.0 million in working capital. The Company is actively pursuing the acquisition of a profitable business enterprise. There can be no assurance that the Company will be successful in its acquisition efforts.

   The Company does not currently have any revenue-producing operations to offset current operating expenses. The adequacy of the Company's liquidity and capital resources will be largely dependent upon future acquisition activities. The Company will continue to incur expenses in connection with investigating potential acquisitions and meeting general corporate overhead expenses, including the payment of salaries for the Company's two remaining employees.

Historical Information

   Since inception in January 1998, we have financed our operations principally through funds from the private and public placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999, which yielded net proceeds of approximately $41.9 million. Prior to the initial public offering, we also supplemented our capital needs with short-term borrowings under a bank credit facility. As of December 31, 2001, we had working capital of approximately $4.0 million as compared to approximately $15.1 million at December 31, 2000. We collected approximately $1.2 million from the sale of assets during 2001.

   For the year ended December 31, 2001, net cash used in operating activities was approximately $9.9 million compared to approximately $15.6 million for the year ended December 31, 2000. The decrease in cash used resulted primarily from reductions in operations during 2001 and the sale of the Company's fulfillment and call center operations in December 2000 and February 2001.

   Our capital expenditures amounted to approximately $3.5 million for the year ended December 31, 2001 and approximately $4.6 million for the year ended December 31, 2000.

   At December 31, 2001, we had approximately $48.0 million of federal and state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2021. The Company believes that the issuance of shares of its common stock pursuant to its initial public offering on November 15, 1999 caused an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, the Company believes that the portion of the Company's net operating loss carryforward attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Risks Related to Our Business

  We have eliminated substantially all operations and have no current sources of ongoing revenues.

   In May 2001, the Board of Directors determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than currently available capital resources and, therefore in May 2001, we reduced a substantial portion of our operations. Operations were reduced further in June 2001 when various contracts, including Sears, expired or were terminated and further headcount reductions occurred. The Board of Directors was engaged for the rest of 2001 in analyzing and considering various financial and strategic alternatives available to the Company, including the possible licensing or sale of the Company's MARKETBridges software platform as well as continuing to negotiate with its creditors in an attempt to reduce its liabilities and commitments. By year-end 2001, the Company had liquidated substantially all continuing liabilities and commitments and wrote-off the remaining carrying value of its MARKETBridges software.

   Although we are taking actions to preserve cash, expenditures are expected to continue and the Company currently has no ongoing source of revenue from operations. Our cash and cash equivalents at December 31, 2001 were approximately $4.2 million and working capital was approximately $4.0 million. There can be no assurance that the Company will be successful in completing any of the strategic alternatives it is presently pursuing. As a result, no assurance can be given that the Company's cash will be sufficient to fund the Company's future working capital requirements.

  We have a history of losses and negative cash flow and anticipate continued losses.

   Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of December 31, 2001, we had an accumulated deficit of approximately $55.7 million. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to the Company also experienced net losses. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future.

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

   See Part II. Other Information (Item 1--Legal Proceedings) for a discussion of current pending litigation.

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

  We have limited funds and may require additional financing.

   We have very limited funds, and such funds may not be adequate to take advantage of available business opportunities. Even if our funds prove to be sufficient to acquire an interest in, or complete a transaction with, an operating company, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a more definitive and specific need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our existing capital.

  We have no operating business.

   As of December 31, 2001, we had terminated our prior operations and have no relevant operating history. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

  We cannot provide any assurance of success or profitability.

   There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that such acquisition will be successful or profitable or that the market price of our stock will be increased thereby.

  We are subject to reporting requirements that may delay or preclude acquisition.

   Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

  We have not committed to enter into specific business opportunities.

   While we are reviewing opportunities with various businesses, we have no commitments to enter into or acquire a specific business opportunity and therefore we cannot disclose the risks and hazards of a business or opportunity that we may enter into except in a general manner. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to us and our stockholders if the business or opportunity proves to be unsuccessful. It is possible that we may elect to enter into a transaction with a business entity having no significant or only limited operating history, may have a cumulative deficit and operating or other losses, limited or no potential for immediate earnings, limited assets, negative net worth or other characteristics which may be considered negative by the investment community. There is no assurance that we will be able to negotiate a transaction on favorable terms and conditions, if at all.

  We are not likely to conduct an exhaustive investigation in connection with an acquisition opportunity.

   Our limited funds and limited management personnel will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds or personnel available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

  We are not likely to be able to diversify our acquisitions or operations.

   Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

  We may enter into a leveraged transaction in connection with an acquisition opportunity.

   There is a possibility that any acquisition of a business opportunity by us may be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase our exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

  We are dependent upon management.

   The Company currently has only one individual who is serving as its CEO, President and Chief Financial Officer. The Company is heavily dependent upon his skills, talents and abilities to implement its business plan. Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's management and Board of Directors.

  There is a scarcity of and competition for business opportunities and combinations.

   We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of operating business entities. A large number of established and well-financed entities, including venture capital firms, are active in seeking mergers and acquisitions of operating companies, some of which may also be potential merger or acquisition candidates for the Company. Many such entities targeting business acquisition transactions have significantly longer operating history, greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a transaction on acceptable terms and conditions. Moreover, we may also compete with numerous other small public companies in seeking merger or acquisition candidates. These competitive conditions may exist in any industry in which we may become interested. In addition, some acquisition candidates may negatively regard our prior history.

  Restrictions on Net Operating Loss Carryforwards.

   At December 31, 2001, the Company had accumulated approximately $48 million of federal and state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2021. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") imposes an annual limitation on the portion of the Company's net operating loss carryforwards that may be used to offset taxable income. The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an "ownership change" for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company's net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an "ownership change" is based upon a factual determination of the value of the stock of the Company on such date. If the "ownership change" was determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by
Section 382 of the Code. In addition, a second "ownership change" may occur in the future as a result of future changes in the ownership of the Company's stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A second "ownership change" would result in Code Section 382 limiting the Company's deduction of its future net operating loss carryforwards.

  We are controlled by principal stockholders, officers and directors.

   Our principal stockholders, officers and directors beneficially own approximately 50% of our Common Stock. As a result, such persons may have the ability to control and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

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

   We may be exposed, in the normal course of doing business, to market risk through changes in interest rates. We currently minimize such risk by investing our temporary cash in overnight money market instruments. As a result, we do not believe that we have a material interest rate risk to manage.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                  Page
                                                                                                  ----
ASCENDANT SOLUTIONS, INC.
Report of Independent Auditors...................................................................  17
Balance Sheets as of December 31, 2001 and 2000..................................................  18
Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999....................  19
Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999  20
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999....................  21
Notes to Financial Statements....................................................................  22

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ascendant Solutions, Inc.

   We have audited the accompanying balance sheet of Ascendant Solutions, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ascendant Solutions, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Dallas, Texas
February 22, 2002

                           ASCENDANT SOLUTIONS, INC.

                                BALANCE SHEETS

                   (000's omitted, except per share amounts)

                                                                                  December 31,
                                                                               ------------------
                                                                                 2001      2000
                                                                               --------  --------
                                 ASSETS
Current assets:
   Cash and cash equivalents.................................................. $  4,204  $ 16,837
   Accounts receivable, less allowance for doubtful accounts of $1,254 at
     December 31, 2000........................................................       26     1,376
   Prepaid expenses...........................................................      120       440
                                                                               --------  --------
       Total current assets...................................................    4,350    18,653
Property and equipment, net...................................................        6     5,781
Assets held for sale..........................................................        5     1,000
Other assets..................................................................       --        48
                                                                               --------  --------
Total assets.................................................................. $  4,361  $ 25,482
                                                                               ========  ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................... $    234  $  1,583
   Accrued liabilities........................................................      116     1,211
   Deferred revenue...........................................................       --       380
   Current portion of long-term debt..........................................       --       340
                                                                               --------  --------
       Total current liabilities..............................................      350     3,514
Long term debt................................................................       --       340

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.0001 par value:
       Authorized shares--1,000,000
       Issued and outstanding--none...........................................       --        --
   Class A common stock, $0.0001 par value:
       Authorized shares--50,000,000
       Issued and outstanding shares--21,230,900 at December 31, 2000 and
         21,097,400 at December 31, 1999......................................        2         2
   Class B common stock, $.0001 par value:
       Issued and outstanding--none...........................................       --        --
   Additional paid-in capital.................................................   59,718    59,718
   Accumulated deficit........................................................  (55,709)  (38,092)
                                                                               --------  --------
       Total stockholders' equity.............................................    4,011    21,628
                                                                               --------  --------
       Total liabilities and stockholders' equity............................. $  4,361  $ 25,482
                                                                               ========  ========

                            See accompanying notes

                           ASCENDANT SOLUTIONS, INC.

                           STATEMENTS OF OPERATIONS

                   (000's omitted, except per share amounts)

                                                                 Year Ended December 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------  --------  --------
Revenues..................................................... $  2,284  $  8,405  $ 12,313
Cost of revenues.............................................    2,242     5,279     9,701
                                                              --------  --------  --------
Gross profit.................................................       42     3,126     2,612
Operating expenses:
Selling, general and administrative expenses.................   10,068    18,835    10,035
Depreciation and amortization................................    2,158     2,473     1,482
Restructuring costs..........................................    5,892     2,460        --
                                                              --------  --------  --------
Total operating expenses.....................................   18,118    23,768    11,517
                                                              --------  --------  --------
   Operating loss............................................  (18,076)  (20,642)   (8,905)
Interest income (expense), net...............................      364     1,589        98
Gain (loss) on sale of assets................................       95      (481)       --
                                                              --------  --------  --------
   Net loss..................................................  (17,617)  (19,534)   (8,807)
Preferred stock dividend.....................................       --        --    (6,000)
Accretion of preferred stock discount........................       --        --    (1,145)
                                                              --------  --------  --------
Net loss attributable to common stockholders................. $(17,617) $(19,534) $(15,952)
                                                              ========  ========  ========
Basic and diluted net loss per share......................... $  (0.83) $  (0.92) $  (1.39)
                                                              ========  ========  ========
Shares used in computing basic and diluted net loss per share   21,231    21,173    11,464
                                                              ========  ========  ========

                            See accompanying notes

                           ASCENDANT SOLUTIONS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                (000's omitted)

                                           Series A   Common Stock                             Total
                                          Convertible    Class A    Additional             Stockholders'
                                           Preferred  -------------  Paid-in   Accumulated    Equity
                                             Stock    Shares Amount  Capital     Deficit     (Deficit)
                                          ----------- ------ ------ ---------- ----------- -------------
Balance at December 31, 1998.............   $    --    6,000    1    $   942    $ (2,606)    $ (1,663)
   Issuance of common stock in a
     private transaction.................        --    4,500   --      4,145          --        4,145
   Issuance of series A convertible
     preferred stock.....................              5,745              --                       --
   Issuance of warrants..................        --       --   --        636        (636)          --
   Issuance of common stock in a public
     offering............................        --    5,750    1     41,882          --       41,883
   Conversion of series A convertible
     stock to common stock...............    (5,745)   2,250   --      6,000        (255)          --
   Preferred stock dividend resulting
     from beneficial conversion..........        --       --   --      6,000      (6,000)          --
   Accretion of preferred stock discount.        --       --   --         --        (255)        (255)
   Conversion of warrants into common
     stock...............................        --    2,597   --         (1)         --           (1)
   Net loss..............................        --       --   --         --      (8,806)      (8,806)
                                            -------   ------  ---    -------    --------     --------
Balance at December 31, 1999.............        --   21,097    2     59,604     (18,558)      41,048
   Exercise of options...................        --      134   --        134          --          134
   Cashless exercise of warrants.........        --       --   --        (20)         --          (20)
   Net loss..............................        --       --   --         --     (19,534)     (19,534)
                                            -------   ------  ---    -------    --------     --------
Balance at December 31, 2000.............        --   21,231    2     59,718     (38,092)      21,628
   Net loss..............................        --       --   --         --     (17,617)     (17,617)
                                            -------   ------  ---    -------    --------     --------
Balance at December 31, 2001.............   $    --   21,231  $ 2    $59,718    $(55,709)    $  4,011
                                            =======   ======  ===    =======    ========     ========

                            See accompanying notes

                           ASCENDANT SOLUTIONS, INC.

                           STATEMENTS OF CASH FLOWS

                                (000's omitted)

                                                                              Year Ended December 31,
                                                                            ---------------------------
                                                                              2001      2000     1999
                                                                            --------  --------  -------
Operating Activities
Net Loss................................................................... $(17,617) $(19,534)  (8,807)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...........................................    2,158     2,473    1,482
   Gain on disposal of property and equipment..............................      (95)       --       --
   Write-off of property and equipment.....................................      967
   Write-off of computer software..........................................    5,892        --       --
   Provision for doubtful accounts.........................................   (1,254)    1,154       50
   Write-off of accounts receivable........................................       --        --    1,528
   Equipment conveyed in settlement of office lease obligation.............       96        --       --
   Gain on early extinguishment of debt....................................     (295)       --       --
   Changes in operating assets and liabilities:
       Accounts receivable.................................................    2,604      (151)  (2,622)
       Prepaid expenses and other assets...................................      368      (372)     (63)
       Accounts payable....................................................   (1,349)      (65)     952
       Accrued liabilities.................................................   (1,086)      472      264
       Deferred revenue....................................................     (380)      380       --
                                                                            --------  --------  -------
Net cash used in operating activities......................................   (9,991)  (15,643)  (7,216)
                                                                            --------  --------  -------

Investing Activities
Proceeds from sale of call center and other assets.........................    1,234        --       --
Purchases of property and equipment........................................   (3,481)   (4,572)  (4,284)
                                                                            --------  --------  -------
Net cash used in investing activities......................................   (2,247)   (4,572)  (4,284)
                                                                            ========  ========  =======

Financing Activities
Borrowings payments on revolving line of credit............................       --        --   (2,400)
Proceeds from issuances of common stock....................................       --        --   46,028
Exercise of stock options and warrants.....................................       --       114       --
Net proceeds from issuance of series A convertible preferred stock.........       --        --    5,745
Net proceeds from issuance of series B mandatorily redeemable
  preferred stock..........................................................       --        --    5,745
Redemption of series B mandatorily redeemable preferred stock..............       --        --   (6,000)
Borrowings of long-term debt...............................................       --        --    1,796
Payments of long-term debt.................................................     (395)     (340)  (2,136)
                                                                            --------  --------  -------
Net cash provided by (used in) financing activities........................     (395)     (226)  48,778
                                                                            --------  --------  -------
Net increase (decrease) in cash and cash equivalents.......................  (12,633)  (20,441)  37,278
Cash and cash equivalents at beginning of year.............................   16,837    37,278       --
                                                                            --------  --------  -------
Cash and cash equivalents at end of year................................... $  4,204  $ 16,837  $37,278
                                                                            ========  ========  =======

Noncash Investing and Financing Activities:
   Preferred stock dividends............................................... $     --  $     --  $(6,000)
                                                                            ========  ========  =======
   Accretion of preferred stock discount................................... $     --  $     --  $(1,146)
                                                                            --------  --------  -------

                            See accompanying notes

                           ASCENDANT SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  Organization and Significant Accounting Policies

   Description of Business

   The Company had previously been engaged in providing, customer care, order management and processing as well as fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. In the fourth quarter of 2000, the Company focused on offering supply chain solutions for companies engaged in business-to-business commerce. In connection with the above, the Company sold its distribution and call center service businesses in late 2000 and early 2001. In December 2001, the Company revised its strategic direction to acquire manufacturing, distribution or services companies and began actively seeking out possible acquisition candidates.

   Reduction in Size and Scope of Operations

   After the Company reviewed its preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, it determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a reduction in workforce, whereby 58 employees were terminated during May-June 2001. Additional reductions in personnel and overhead were made throughout the remainder of 2001.

   The Company effected a 98% reduction in its workforce through December 31, 2001. Severance costs relating to the employee terminations included in the results of operations for the year ended December 31, 2001 were approximately $1.5 million. The Company had two remaining full time employees at December 31, 2001.

   As a result of the termination of its customer contracts, beginning July 1, 2001 the Company has no revenue-producing contracts or operations.

   During the third and fourth quarters of 2001 the Company continued to analyze and consider various financial and strategic alternatives available to the Company, including the possible licensing or sale of its MARKETBridges software platform. By year-end 2001, the Company concluded that the licensing or sale of its MARKETBridges software platform was remote, primarily as a result of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform. Accordingly, the Company wrote off the carrying value of its MARKETBridges software with a charge to operations of approximately $5.9 million, which is reflected as restructuring costs in the accompanying statement of operations.

   In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. Through December 31, 2001, the Company was able to extinguish liabilities and commitments aggregating approximately $7.7 million for aggregate cash payments of approximately $1.35 million.

   In December 2001, the Company revised its strategic direction to acquire manufacturing, distribution or services companies and began actively seeking out possible acquisition candidates. The Company is currently seeking to most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards.

   There can be no assurance that the Company will be successful in any of its acquisition endeavors.

                           ASCENDANT SOLUTIONS, INC.

   As of December 31, 2001, the Company had terminated its prior operations and has no relevant operating history. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

   Significant Accounting Policies

   Certain amounts have been reclassified from prior years' classifications to conform with the current year's presentation.

   Cash and Cash Equivalents

   The Company classifies all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

   Concentration of Credit Risk

   At December 31, 2001, all of the Company's trade accounts receivable were either collected or written off. At December 31, 2000, 56% of accounts receivable were due from one customer. The Company generally did not require collateral. The Company maintained an allowance for doubtful accounts for potential credit losses.

   The Company's allowance for bad debts was approximately $1.25 million at December 31, 2000. The Company recorded a provision for doubtful accounts of $163,000 in 2001, approximately $1.15 million in 2000 and $50,000 in 1999. The
Company wrote-off receivables of approximately $1.4 million in 2001 and $1.5 million in 1999. There were no write-offs of receivables during 2000.

   Significant Customers

   All of the Company's contracts with customers expired or were terminated on or about June 30, 2001. The Company provided services to two major clients, which were related through common control. Sales to the combined entities amounted to 82% in 2001 and 2000 and 54% in 1999. Accounts receivable due from the combined entities amounted to 56% and 27% of total receivables at December 31, 2000 and 1999, respectively.

   Property and Equipment

   Property and equipment was carried at cost through June 30, 2001. Equipment acquired under capital leases was stated at the lower of the present value of future minimum lease payments or fair value of the equipment at the inception of the lease. Through June 30, 2001, depreciation and amortization of property and equipment, other than leasehold improvements, were provided over the estimated useful lives of the assets (ranging from three to seven years) using the straight-line method. Leasehold improvements were amortized on a straight-line basis over the shorter of the respective lease term or estimated useful life of the asset. See discussion of sale of assets in Note 3.

   As a result of the termination of customer contracts on or about June 30, 2001, the Company discontinued depreciation and amortization and began evaluating the marketability of its assets (see Long-Lived Assets below).

   Revenue Recognition

   Revenues related primarily to call center, order management and fulfillment services were recognized on a per transaction basis as the services were rendered.

   Cost of revenues consisted primarily of direct labor costs for providing order management and fulfillment services and, to a lesser extent, the cost of contracting for third party call center and fulfillment center services.

                           ASCENDANT SOLUTIONS, INC.

   Software Development

   Software development costs related to the application development stage were capitalized and amortized over the estimated useful life of the software. All other software development costs were expensed as incurred.

   Advertising Costs

   Product advertising costs were expensed as incurred. Amounts expensed were approximately $33,000, $840,000 and $366,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

   Long-Lived Assets

   The Company evaluates the carrying values of long-lived assets to determine if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced accordingly based on discounted cash flow analyses. The Company recorded impairment provisions of approximately $6.9 million during the year ended December 31, 2001 primarily related to the reevaluation and eventual write-off of the MARKETBridges software platform.

   Net Loss Per Share

   Basic and diluted net loss per share is computed based on the loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of warrants and stock options were not included in the calculation as their effect is antidilutive. If the Company had reported net income for the years ended December 31, 2001, 2000 and 1999, the dilutive shares calculation would have included no additional shares in 2001 and 2000 and 1,734,000 additional shares in 1999, respectively, before applying the treasury stock method. The number of dilutive shares resulting from assumed conversion of stock options would be determined by using the treasury stock method.

   Stock Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," in accounting for its employee stock options and stock based awards. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The additional disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," are included in note 12.

                           ASCENDANT SOLUTIONS, INC.

   Fair Value of Financial Instruments

   The Company's financial instruments include cash, accounts receivable, accounts payable and loans payable that are carried at cost, which approximates fair value.

2.    Modification of services

   During 2000, the Company announced its intention to modify its service offering by concentrating solely on a new software platform identified as MARKETBridges. Certain clients were converted from the Company's previous software platform, LYNX. All remaining capitalized costs relating to LYNX were amortized during 2000. See Note 3 for a summary of the sales of the assets related to the services which the Company discontinued during 2000.

   Costs of approximately $4.9 million and $3.3 million were incurred to develop MARKETBridges during 2000 and 2001. The undepreciated balance of the software of approximately $5.9 million was written off in 2001.

   The Company terminated all services pursuant to client contracts on or about June 30, 2001.

3.     Sale of Assets

   On September 28, 2000, the Company announced that it would focus on offering supply chain solutions for companies engaged in business-to-business commerce and transition out of its fulfillment and call center services operations. On December 14, 2000, the Company completed the sale of its fulfillment service assets, and on February 1, 2001, the Company completed the sale of its call center service assets. Details of the transactions follow:

                                             Fulfillment Call Center
                                              Services    Services
                                             ----------- -----------
           Carrying value of net assets sold  $167,000   $1,397,000
           Net sales price..................    83,000    1,000,000
                                              --------   ----------
              Loss on sale..................  $ 84,000   $  397,000
                                              ========   ==========

   The loss on the sale of assets was recorded in the statement of operations for the year ended December 31, 2000 and the call center assets were carried on the balance sheet at December 31, 2000 at their net realizable value based on the February 2001 sale.

   By December 31, 2001, the Company had sold a portion of its property and equipment at a gain of approximately $95,000. The Company wrote-off property and equipment of approximately $967,000, during the year.

                           ASCENDANT SOLUTIONS, INC.

4.  Details of Certain Balance Sheet Accounts

   Property and equipment consist of the following:

                                                         December 31,
                                                      -------------------
                                                       2001      2000
                                                      ------- -----------
       Software:
          MARKETBridges.............................. $    -- $ 4,095,000
          LYNX.......................................      --   1,164,000
          Business software..........................      --     460,000
                                                      ------- -----------
                                                                5,719,000
       Furniture, fixtures and equipment.............  11,000   4,299,000
       Leasehold improvements........................      --     846,000
                                                      ------- -----------
                                                       11,000  10,864,000
       Less accumulated depreciation and amortization      --   4,083,000
                                                      ------- -----------
                                                      $11,000 $ 6,781,000
                                                      ======= ===========

   Accrued liabilities consist of the following:

                                                December 31,
                                             -------------------
                                               2001      2000
                                             -------- ----------
               Accrued salaries and benefits $     -- $  338,000
               Accrued property taxes.......   76,000    104,000
               Accrued expenses.............   40,000    769,000
                                             -------- ----------
                                             $116,000 $1,211,000
                                             ======== ==========

5.  Revolving Credit Line

   In June 1999, the Company amended its credit agreement with a bank to provide the Company with a $2.0 million revolving line of credit, which matured on May 13, 2000. The line was not renewed. The weighted average interest rate in 1999 was 9.25%.

6.  Long-term Debt

   Long-term debt related to a long-term note in the amount of approximately $1.5 million. Principal and interest (at a rate of 6%) were payable quarterly through October 14, 2002. In October 2001, the Company settled the obligation for a discounted payment of $225,000 and recorded a gain of $295,000.

   Interest expense under the revolving line of credit and long-term debt was approximately $25,000, $60,000 and $320,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.  Restructuring Costs

   In May 2000, the Company terminated the development of its browser-based software platform known as Mercury and eliminated its internal software development department. In addition, the Company completed a reorganization and reduced its workforce. The write-off of Project Mercury, plus the severance and other costs related to these events, amounted to approximately $2.5 million.

                           ASCENDANT SOLUTIONS, INC.

   Costs of approximately $4.9 million and $3.3 million were incurred to develop MARKETBridges during 2000 and 2001. The undepreciated balance of the software of approximately $5.9 million was written off in 2001.

8.  Income Taxes

   The provision (benefit) for income taxes is reconciled with the statutory rate for the years ended December 31, 2001, 2000 and 1999 as follows:

                                                          2001         2000         1999
                                                       -----------  -----------  -----------
Provision (benefit) computed at federal statutory rate $(5,990,000) $(6,642,000) $(2,994,000)
State income taxes, net of federal tax effect.........    (530,000)    (560,000)    (261,000)
Change in deferred tax assets valuation allowance.....   6,594,000    6,975,000    3,253,000
Other.................................................     (74,000)     227,000        2,000
                                                       -----------  -----------  -----------
                                                       $        --  $        --  $        --
                                                       ===========  ===========  ===========

   Significant components of the deferred tax asset at December 31, 2001, 2000 and 1999 are as follows:

                                        2001          2000         1999
                                    ------------  ------------  -----------
   Deferred tax assets:
    Net operating loss carryforward $ 17,772,000  $ 10,336,000  $ 4,114,000
    Property and equipment.........        3,000       179,000      (59,000)
    Accrued expenses...............           --       221,000      131,000
    Prepaid insurance..............       (6,000)      (25,000)     (23,000)
    Allowance for doubtful accounts           --       464,000       37,000
                                    ------------  ------------  -----------
   Total deferred tax assets.......   17,769,000    11,175,000    4,200,000
   Less valuation allowance........  (17,769,000)  (11,175,000)  (4,200,000)
                                    ------------  ------------  -----------
   Net deferred tax assets......... $         --  $         --  $        --
                                    ============  ============  ===========

   The Company's total deferred tax assets have been fully reserved because of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements.

   At December 31, 2001, the Company had accumulated approximately $48 million of federal and state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2021. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") imposes an annual limitation on the portion of the Company's net operating loss carryfowards that may be used to offset taxable income. The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an "ownership change" for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company's net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an "ownership change" is based upon a factual determination of the value of the stock of the Company on such date. If the "ownership change" was determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by
Section 382 of the Code. In addition, a second "ownership change" may occur in the future as a result of future changes in the ownership of the Company's stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A second "ownership change" would result in Code Section 382 limiting the Company's deduction of its future net operating loss carryforwards.

                           ASCENDANT SOLUTIONS, INC.

9.  Stockholders' Equity

  Common Stock

   In February 1999, the Company completed a private placement of 4,500,000 shares of its common stock for a gross amount of $4.5 million. A third party was engaged to assist with the transaction, and was paid a commission of $281,250 plus warrants to purchase an aggregate of 1,000,000 shares of common stock at prices ranging from $1.00 to $3.00 per share. The warrants expire in February 2004.

   In November 1999, the Company completed an IPO of 5,750,000 common shares (including underwriters' overallotment) for $8 per share. Net proceeds to the Company aggregated approximately $41.9 million. As of the closing date of the offering, all of the Series A convertible preferred stock outstanding was converted into 2,250,000 shares of common stock.

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

  Preferred Stock

  The Company has authorized preferred stock as follows:
     Series A convertible preferred stock, $.0001 par value. 1,111,111 shares
     Series B redeemable preferred stock, $.0001 par value.. 1,111,111 shares
     Series C non-voting preferred stock, $.0001 par value.. 3,200,000 shares
     "Blank check" preferred stock, $.0001 par value........ 2,077,778 shares
                                                             ----------------
         Total.............................................. 7,500,000 shares
                                                             ================

   In August 1999, the Company sold to outside investors, 1,111,111 shares of its Series A convertible preferred stock and 1,111,111 shares of its Series B redeemable preferred stock for gross proceeds of $12.0 million. The Series A preferred stock was convertible into common stock at a conversion price of $5.40 per share. However, in the event of an IPO, the conversion price was defined as the lesser of $5.40 or one-third of the issue price of the stock in the IPO. Therefore, upon the closing of the IPO, all of the Series A preferred stock was converted at $2.67. In addition, a deemed $6.0 million non-cash preferred stock dividend related to the embedded beneficial conversion feature of the Series A convertible preferred stock has been recorded in accordance with "EITF 1998-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

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

                           ASCENDANT SOLUTIONS, INC.

   Also in connection with the sale of the Series A and B preferred stock, the Company amended and restated its Articles of Incorporation to establish Series A voting common stock as the sole class of outstanding common stock, and to convert Series B non-voting common stock into shares of Series C non-voting preferred stock.

   No preferred stock was outstanding at December 31, 2001 or 2000.

   As part of the sale of the Series A and B preferred stock, the Company paid commissions of $420,000 to an entity affiliated with a director of the Company.

   On July 24, 2001, James C. Leslie, Chairman of the Board, and CLB Partners, Ltd. purchased an aggregate of 5,000,000 shares of the Company's common stock at $0.08 per share from Norman Charney (former Chairman and Chief Executive Officer) and CCLP, Ltd., a Texas limited partnership, of which David Charney (son of Norman Charney) is the sole general partner. This transaction resulted in an aggregate purchase price of $400,000. CLB Holdings LLC, a Texas limited liability company, is the general partner of CLB Partners, Ltd. Richard Bloch, a director of the Company, and Will Cureton are the managers of CLB Holdings LLC and the Richard and Nancy Bloch Family Trust and Will Cureton are the members of CLB Holdings LLC. These shares are subject to a Voting Agreement dated July 24, 2001 by and among CLB Partners, Ltd., James C. Leslie, Will Cureton, and Richard Bloch.

10.  Stock Option Plan

   The Company's Long-Term Incentive Plan (the "Plan"), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. As of December 31, 2001, options to purchase 765,000 shares of common stock were outstanding under the Plan.

   The exercise price of the options is determined by the administrators of the Plan, but cannot be less than the fair market value of the Company's common stock on the date of the grant. Options vest ratably over periods of two to five years from the date of the grant.

   Following is a summary of the activity of the Plan:

                                                         Weighted
                                         Number of   Average Exercise
                                          Options         Price
                                         ----------  ----------------
          Outstanding, December 31, 1999    746,500       $3.57
             Granted in 2000............  2,047,500        2.69
             Exercised in 2000..........    (76,000)       1.00
             Canceled in 2000...........   (933,000)       3.26
                                         ----------       -----
          Outstanding, December 31, 2000  1,785,000        2.81
             Granted in 2001............    335,000        0.27
             Exercised in 2001..........         --          --
             Canceled in 2001........... (1,355,000)       2.33
                                         ----------       -----
          Outstanding, December 31, 2001    765,000        2.52
                                         ==========       =====

                           ASCENDANT SOLUTIONS, INC.

   Additional information regarding options outstanding as of December 31, 2001 is as follows:

                              Options Outstanding               Options Exercisable
                     -------------------------------------- ----------------------------
                       Number    Weighted Average Remaining   Number    Weighted Average
   Exercise Price    Outstanding  Contractual Life (Yrs.)   Exercisable  Exercise Price
   --------------    ----------- -------------------------- ----------- ----------------
   $0.50--$1.00.....   260,000              8.65               85,900        $0.84
   $1.91--$2.66.....   362,000              8.40              144,740        $2.55
   $5.40--$5.94.....   143,000              8.06               60,200        $5.79

   On March 14, 2002, in an attempt to further align the interests of management and members of its Board of Directors with its stockholders, the Company granted an aggregate of 375,000 options, having a strike price of $0.24 per share, to certain of its directors. In addition, the Company granted an aggregate of 1,000,000 performance-based options, 400,000 to its Chairman and 600,000 to its President & CEO. These management options, having an exercise price of $0.24 per share, are intended to incentivize management by vesting upon achievement of certain levels of cash flow generated by the Company. Additionally, in March 2002, the Company authorized the cancellation of 450,000 options previously held by its President & CEO and the issuance of 425,000 shares of restricted stock in lieu thereof. The award of performance-based options and restricted stock to the President & CEO was made, in part, in exchange for a reduction of salary paid to its President & CEO. As of March 14, 2002, after the issuance of the aforementioned options, the Company had 1,690,000 options outstanding under the Plan.

   The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss attributable to common stockholders and loss per share would have been increased to pro forma amounts indicated below for the year ended December 31, 2001:

          Net loss attributable to common stockholders:
             As reported............................... $(17,617,000)
             Pro forma................................. $ 17,798,000
          Basic and diluted net loss per share:
             As reported............................... $      (0.83)
             Pro forma................................. $      (0.84)

   The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 2001. The following weighted average assumptions were applied in determining the pro forma compensation cost:

                     Risk-free interest rate........   5.0%
                     Expected option life in years..   4.0
                     Expected stock price volatility 1.837
                     Expected dividend yield........   0.0%

   In February 1999, in a separate transaction outside of the Plan, an executive of the Company was granted options exercisable for 957,500 shares of common stock. The stock options are exercisable at any time at a price of $1.00 per share which equaled the fair value of the common stock on the date of the grant. The term of the options is five years.

11.  Employee Benefit Plan

   The 401(k) Plan was terminated during 2001.

                           ASCENDANT SOLUTIONS, INC.

   In October 1998, the Company adopted the ASD Systems Employees Profit Sharing Plan & Trust (the "401(k) Plan") to provide retirement and incidental benefits for the Company's employees. The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. Employees vest at 20% per year, for five years of service, to share in the Company's matching contribution. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax deferred salary reductions for eligible employees.

   Employees may contribute from 1% to 19% of their annual compensation to the 401(k) Plan, limited to a maximum amount set by the Internal Revenue Service. The Company matches employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of deferred compensation. Company matching contributions to the 401(k) Plan were approximately $9,864 in 2001, $34,000 in 2000 and $23,000 in 1999.

12.  Computations of Basic and Diluted Net Loss Per Common Share

                                                           2001          2000          1999
                                                       ------------  ------------  ------------
Numerator for basic and diluted loss per common share:
   Net loss........................................... $(17,617,000  $(19,534,000) $ (8,807,000)
   Preferred stock dividend...........................           --            --    (6,000,000)
   Accretion of preferred stock discount..............           --            --    (1,145,000)
                                                       ------------  ------------  ------------
                                                       $(17,617,000) $(19,534,000) $(15,952,000)
                                                       ============  ============  ============
Denominator for basic net loss per common share:
   Weighted average shares............................   21,230,900    21,173,196    11,464,285
                                                       ============  ============  ============
Effect of dilutive securities:
   Employee stock options.............................           --            --            --
   Warrants...........................................           --            --            --
                                                       ------------  ------------  ------------
Basic and diluted net loss per common share........... $      (0.83) $      (0.92) $      (1.39)
                                                       ============  ============  ============

13.  Commitments

   In connection with the development of its MARKETBridges software platform, the Company entered into contractual agreements to acquire software licenses and engage software contract developers and incur other related costs in 2001 and subsequent years. During 2001, the Company paid and or settled liabilities and commitments aggregating approximately $7.7 million for cash payments of approximately $1.35 million.

   In July 2001, the Company terminated services from one of its service providers for failure to meet certain service level requirements as required by the contract. The aggregate commitment pursuant to the contract was approximately $1.9 million. In December 2001, the Company executed a settlement agreement with the service provider under which (1) the Company will pay $150,000 to the service provider for past services performed and (2) both the Company and the service provider received mutual releases. The service provider is in Chapter 11 bankruptcy proceedings and the Company and the service provider received approval of the settlement agreement from the bankruptcy court in February 2002 whereupon payment of $150,000 was made to the service provider.

   In February 2001, the Company leased new office space over a five-year term with monthly lease rentals approximating $49,000 a month. Additional monthly rent of $3,200 was to begin in May 2002 for related parking. In connection therewith, the Company issued the landlord a $350,000 letter of credit with a five-year term to secure the leasehold. In August 2001, the Company settled this lease obligation for cash payments of approximately $371,000 and the conveyance of approximately $95,000 in leasehold equipment, received a release under the letter of credit, and moved to new offices with a month-to-month lease term.

                           ASCENDANT SOLUTIONS, INC.

   The Company remains a guarantor on the lease for the building that was assumed by the buyer of the Company's fulfillment business. This guarantee, in the aggregate gross amount of $497,000, terminates in April 2003.

14.  Contingencies

   In October 1999, a client advised the Company that it wished to terminate its relationship with the Company. Shortly thereafter, the client presented the Company with a summary of amounts representing lost revenues and other costs that the client asserted were caused by the Company. In February 2000, the Company and the client agreed to a settlement of the client's claims, and the amount owed by the client to the Company was adjusted to $350,000, resulting in total bad debts and claims costs of approximately $1.5 million.

   On April 21, 2000, The Original Honey Baked Ham Company of Georgia, Inc.
(HBH) filed suit against the Company in the United States District Court of the Northern District of Georgia for alleged injuries sustained as a result of the Company's alleged breach of contract. HBH claimed it was entitled to compensatory, incidental and consequential damages in an amount HBH alleged to be in excess of $10.0 million. The Company denied any liability, and in February 2001 filed a counterclaim against HBH to collect approximately $1.1 million in outstanding receivables from HBH.

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

   Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas, against the Company, certain of its directors, and a limited partnership of which a director is a partner. The five lawsuits assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for an unspecified amount of damages on behalf of a putative class of individuals who purchased the Company's common stock between various periods ranging from November 11, 1999 to January 24, 2000. The lawsuits claim that the Company and the individual defendants made misstatements and omissions concerning the Company's products and customers. The Company denies the plaintiffs' allegations and intends to vigorously defend against the lawsuits.

   The Company is also occasionally involved in other claims and proceedings which are incidental to its business. The Company cannot determine what, if any, material affect these matters will have on its future financial position and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III.

   Certain information required by Part III is incorporated by reference in this Annual Report on Form 10-K from our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned "Election of Directors" and "Management--Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned "Election of Directors,"--"Management," "--Compensation Committee Interlocks and Insider Participation," "Board Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned "Stock Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned "Management."

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this report:

       1. Financial Statements--Ascendant Solutions, Inc. The following Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

          Report of Independent Auditors

          Balance Sheets as of December 31, 2001 and 2000

          Statements of Operations for the years ended December 31, 2001, 2000 and 1999

          Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

          Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          Notes to Financial Statements

       2. Financial Statement Schedules. All required schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

       3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

      None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.

                                          ASCENDANT SOLUTIONS, INC.

                                          By:      /s/ DAVID E. BOWE
                                             ----------------------------------
                                                      David E. Bowe
                                             CEO, President and Chief Financial
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 1st day of April, 2002, below by the following persons on behalf of the registrant and in the capacities indicated.

          Signature                          Title
          ---------                          -----

    /s/  James C. Leslie         Chairman of the Board
-----------------------------
        James C. Leslie

     /s/  David E. Bowe          Director, Chief Executive
-----------------------------    Officer, President and
         David E. Bowe             Chief Financial
                                   Officer (Principal
                                   Executive, Financial and
                                   Accounting Officer)

   /s/  Jonathan R. Bloch        Director
-----------------------------
       Jonathan R. Bloch

    /s/  Richard L. Bloch        Director
-----------------------------
        Richard L. Bloch

-----------------------------    Director
        Melissa F. Crane

                               INDEX TO EXHIBITS

Exhibit
Number                                            Description
-------                                           -----------
 2.1    Agreement and Plan of Merger by and between ASD Systems, Inc. d/b/a Ascendant Solutions, a
        Texas corporation, and Ascendant Solutions, Inc., a Delaware corporation (Exhibit 2.1) (1)

 3.1    Certificate of Incorporation of Ascendant Solutions, Inc. (Exhibit 3.1) (1)

 3.2    Bylaws of Ascendant Solutions, Inc. (Exhibit 3.2) (1)

 4.1    Specimen of Ascendant Solutions, Inc. Common Stock Certificate(Exhibit 4.1) (1)

 4.2    1999 Long-Term Incentive Plan for ASD Systems, Inc. (Exhibit 4.2) (2)

 4.3    Form of Stock Option Agreement under 1999 Long-Term Incentive Plan (Exhibit 4.3) (2)

 4.4    401(k) Plan for ASD Systems, Inc. (Exhibit 4.4) (2)

 4.5    Voting Agreement, dated July 24, 2001 by and among CLB Partners, Ltd., James C. Leslie, Will
        Cureton and Richard Bloch. (Exhibit 7.1) (7)

 10.1   Agreement, dated January 4, 1995, between Sears, Roebuck and Co. and ASD Systems, Inc., as amended June 11, 1998 and April 20, 1999 + (Exhibit 10.1) (2)

 10.2   Form of ASD Certified Service Provider Agreement (Exhibit 10.2) (2)

 10.3   Credit Agreement between ASD Systems, Inc. and Comerica Bank-Texas, dated May 13, 1999
        (Exhibit 10.3) (2)

 10.4   Forms of Employee Nondisclosure Agreements (Exhibit 10.4) (2)

 10.5   Net Commercial Lease Agreement, dated November 1, 1986, between Norman Charney and ASD
        Systems, Inc., as amended May 31, 1991 and March 15, 1996 (Exhibit 10.5) (2)

 10.6   Multi-Tenant Industrial Triple Net Lease Agreement, dated January 1, 1998, between ASD Systems,
        Inc. and Catellus Development Corporation (Exhibit 10.6) (2)

 10.7   Real Property Lease Agreement, dated May 1, 1999, between ASD Systems, Inc. and AMB Property
        II, L.P. (Exhibit 10.7) (2)

 10.8   Employment Agreement, dated as of December 14, 1998, between ASD Systems, Inc. and Norman
        Charney (Exhibit 10.8) (2)

 10.9   Employment Agreement, dated as of October 14, 1997, between ASD Partners, Inc. and Paul M.
        Jennings (Exhibit 10.9 (2)

 10.10  Form of Indemnification Agreements with directors (Exhibit 10.10) (2)

 10.11  Stock Option Agreement dated as of February 10, 1999 between ASD Systems and Paul M. Jennings
        (Exhibit 10.11) (2)

 10.12  Amended and Restated Shareholders' Agreement, dated as of August 23, 1999, between ASD
        Systems, Inc., and certain holders of equity securities of ASD Systems, Inc. (Exhibit 10.12) (2)

 10.13  Form of Warrant granted to affiliates of CKM Capital LLC (Exhibit 10.15) (2)

 10.14  First Amendment to Credit Agreement between ASD Systems, Inc. and Comerica Bank-Texas, dated
        June 24, 1999 (Exhibit 10.16) (2)

 10.15  Second Amendment to Credit Agreement between ASD Systems, Inc. and Comerica Bank-Texas, dated September 2, 1999 (Exhibit 10.17) (2)


Exhibit
Number                                            Description
-------                                           -----------
 10.16  Third Amendment to Lease Agreement, dated May 15, 2000, between Norman Charney and ASD
        Systems, Inc. (Exhibit 10.16) (3)

 10.17  Offer Letter, dated December 13, 1999, by and between ASD Systems, Inc. and Gregg L. Young
        (Exhibit 10.17) (4)

 10.18  Amendment No. 1 to Offer Letter, dated January 11, 2000, by and between ASD Systems, Inc. and
        Gregg L. Young (Exhibit 10.18) (4)

 10.19  Pledge Agreement, dated January 11, 2000, by and between ASD Systems, Inc. and Gregg L. Young
        (Exhibit 10.19) (4)

 10.20  $80,000 Promissory Note, dated January 11, 2000, by Gregg L. Young in favor of ASD Systems, Inc.
        (Exhibit 10.20) (4)

 10.21  $65,000 Promissory Note dated January 11, 2000, by Gregg L. Young in favor of ASD Systems, Inc.
        (Exhibit 10.21) (4)

 10.22  Letter Agreement, dated September 15, 2000, by and among Ascendant Solutions, Inc., Sears
        Roebuck and Co. and Sears Wishbook, Inc. + (Exhibit 10.22) (5)

 10.23  Executive Retention Agreement, dated May 11, 2001, by and between David E. Bowe and Ascendant
        Solutions, Inc. (Exhibit 10.23) (6)

 10.24  Settlement Agreement, dated August 28, 2001, by and among Breakaway Solutions, Inc. and
        Ascendant Solutions, Inc.*

 23.1   Consent of Ernst and Young LLP*

--------
(1) Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 23, 2000.

(2) Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form S-1, File No. 333-85983.

(3) Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 1999.

(4) Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the quarter ended March 31, 2000.

(5) Incorporated by reference to the exhibit shown in parenthesis filed in our quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(6) Incorporated by reference to the exhibit shown in parenthesis filed in our quarterly report on Form 10-Q for the quarter ended June 30, 2001.

(7) Incorporated by reference to the exhibit shown in parenthesis filed with James C. Leslie's Schedule 13D, filed with the Commission on July 24, 2001.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*  Filed herewith