Form 10-Q
period 2002-03-31
ASCENDANT SOLUTIONS INC
filed 2002-05-15
CIK 1080029

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-27945

                            ASCENDANT SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                               75-2900905
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

        16250 Dallas Parkway, Suite 102, Dallas, Texas             75248
           (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: 972-250-0945

                      15455 North Dallas Parkway, 5th Floor
                                Addison, TX 75001
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

                                ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At March 31, 2002, there were approximately 21,230,900 shares of Ascendant Solutions, Inc. common stock outstanding.

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ASCENDANT SOLUTIONS, INC.

Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001 ..........................  2

Unaudited Statements of Operations for the Three Months Ended March 31, 2002 and 2001 ..........  3

Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 ..........  4

Notes to Interim Financial Statements ..........................................................  5

                            ASCENDANT SOLUTIONS, INC.
                                 BALANCE SHEETS
                                 (000's Omitted)

                                                                      March 31,   December 31,
                                                                        2002         2001
                                                                    -----------   -----------
                                                                    (Unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents ......................................   $    3,880    $    4,204
  Accounts receivable ............................................           26            26
  Prepaid expenses ...............................................           86           120
                                                                     ----------    ----------
            Total current assets .................................        3,992         4,350
Property and equipment, net ......................................            5             6
Other assets .....................................................            -             5
                                                                     ----------    ----------
            Total assets .........................................   $    3,997    $    4,361
                                                                     ==========    ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ...............................................   $      123    $      234
  Accrued liabilities ............................................           26           116
                                                                     ----------    ----------
           Total current liabilities .............................          149           350

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value:
    Authorized shares--7,500,000
    Issued and outstanding--none .................................            -             -
  Class A common stock, $0.0001 par value:
    Authorized shares--50,000,000
    Issued and outstanding shares--21,230,900 at
      March 31, 2002 and at December 31, 2001.....................            2             2
  Class B common stock, $.0001 par value:
    Issued and outstanding--none .................................            -             -
  Additional paid-in capital .....................................       59,718        59,718
  Accumulated deficit ............................................      (55,872)      (55,709)
                                                                     ----------    ----------
           Total stockholders' equity ............................        3,848         4,011
                                                                     ----------    ----------
           Total liabilities and stockholders' equity ............   $    3,997    $    4,361
                                                                     ==========    ==========

                             See accompanying notes.

                            ASCENDANT SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                    (000's Omitted, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2002          2001
                                                      -----------   -----------

Revenues ............................................ $         -   $     1,327
                                                      -----------   -----------
Operating expenses:
     Cost of revenues ...............................           -         1,832
     Selling, general and administrative expenses ...         180         3,049
     Depreciation and amortization ..................           -         1,083
                                                      -----------   -----------
          Total operating expenses ..................         180         5,964
                                                      -----------   -----------
Operating loss ......................................        (180)       (4,637)
Interest income, net ................................          17           179
                                                      -----------   -----------
     Net loss ....................................... $      (163)  $    (4,458)
                                                      ===========   ===========

Basic and diluted net loss per share ................ $     (0.01)  $     (0.21)
                                                      ===========   ===========
Shares used in computing basic and diluted
     net loss per share .............................  21,231,000    21,231,000
                                                      ===========   ===========

                             See accompanying notes.

                            ASCENDANT SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         -------------------
                                                                           2002       2001
                                                                         --------   --------
Operating Activities
Net cash used in operating activities .................................. $   (330)  $ (2,827)
                                                                         --------   --------
Investing Activities
Proceeds from sale of assets ...........................................        6        350
Purchases of property and equipment ....................................        -     (2,585)
                                                                         --------   --------
Net cash provided (used) in investing activities .......................        6     (2,235)
                                                                         --------   --------
Financing Activities
Payments of long-term debt .............................................        -        (85)
                                                                         --------   --------
Net cash used in financing activities ..................................        -        (85)
                                                                         --------   --------
Net decrease in cash and cash equivalents ..............................     (324)    (5,147)
Cash and cash equivalents at beginning of year .........................    4,204     16,837
                                                                         --------   --------
Cash and cash equivalents at end of quarter ............................ $  3,880   $ 11,690
                                                                         ========   ========
Noncash Investing Activities:
  Sale of call center operations in exchange for note receivable .......        -   $    650
                                                                         ========   ========
  Purchase of software licenses and development under contracts
    with deferred payment terms (included in accounts payable) .........        -   $ (1,656)
                                                                         ========   ========

                             See accompanying notes.

                            ASCENDANT SOLUTIONS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS

1.       Basis of Presentation

         The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.'s ("Ascendant Solutions" or the "Company") financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements are presented on the basis that the Company is an on-going enterprise and do not reflect adjustments, if any, necessary if management is unable to execute its business strategy (see
Note 2 - Reduction of Size and Scope of Operations).

2.       Reduction of Size and Scope of Operations

         After the Company reviewed its preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, it determined that the capital requirements under its existing business plan were greater than the capital resources then currently available. As a result, beginning in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a reduction in workforce, whereby all but the two remaining full time employees were terminated during 2001.

         As a result of the termination of its customer contracts, beginning July 1, 2001 the Company has no revenue-producing contracts or operations.

         In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. As of March 31, 2002, the Company has substantially eliminated all liabilities and commitments associated with its prior operations that were discontinued in 2001.

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

         During the second quarter, the Company invested $400,000 cash for a 10% limited partnership interest in Ampco Partners, Ltd., a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools.

3.   Computation of Basic and Diluted Net Loss Per Common Share

                                                             Three Months Ended
                                                                  March 31,
                                                         ----------------------------
                                                             2002           2001
                                                         ------------    ------------
     Net loss                                            $   (163,000)   $ (4,458,000)

     Weighted average number of shares outstanding         21,231,000      21,231,000

     Basic and diluted loss per share                    $      (0.01)   $      (0.21)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report together with the financial statements, notes and management's discussion contained in our Form 10-K for the year ended December 31, 2001. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In addition, the realization of our expectations depends on, among other things, our ability to successfully defend outstanding litigation, our ability to preserve the Company's assets and reduce expenditures, and our ability to successfully make one or more profitable acquisitions or investments. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Risks Related to Our Business" and "Other Risks". Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

The Company

         Ascendant Solutions, Inc. is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 102, Dallas, Texas 75248. The Company's telephone number is (972) 250-0945.

Reduction of Size and Scope of Operations

         After the Company reviewed its preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, it determined that the capital requirements under its existing business plan were greater than the capital resources then currently available. As a result, beginning in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a reduction in workforce, whereby all but two remaining full-time employees were terminated during 2001.

         As a result of the termination of its customer contracts, beginning July 1, 2001 the Company has no revenue-producing contracts or operations.

         In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. As of March 31, 2002, the Company has substantially eliminated all liabilities and commitments associated with its prior operations that were discontinued in 2001.

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

Other Recent Events

         During the second quarter, the Company invested $400,000 cash for a 10% limited partnership interest in Ampco Partners, Ltd., a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding.

         Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors or combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces, federal, state and local governments, chemical manufacturers, explosives and pyrotechnics; petrochemicals handling; petroleum refining; steel and aluminum mills; hazardous material handling; confined space and grain storage facilities maintenance; shipyards and non-magnetic applications.

Results of Operations

Factors Affecting Operating Results

         As a result of our reduction in operations, period-to-period comparison of our operating results is not meaningful and should not be relied upon as an indicator of future performance. Beginning July 1, 2001, the Company had no revenue-producing contracts, nor does it expect any in the foreseeable future. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

     o    our ability to successfully defend outstanding litigation;

     o    our ability to preserve the Company's assets and reduce expenditures

     o our ability to effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards; and

     o our ability to locate and successfully acquire one or more business enterprises.

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

         Revenues. As discussed above, the Company had no revenues during the three months ended March 31, 2002 compared with $1.3 million for the three months ended March 31, 2001. Beginning July 1, 2001, the Company has had no revenue-producing contracts, nor does it expect any in the foreseeable future.

         Cost of Revenues. As discussed above, the Company had no revenue-producing costs or operations during the three months ended March 31, 2002 compared with $1.8 million for the three months ended March 31, 2001. Beginning July 1, 2001, the Company has no revenue-producing operations, nor does it expect any in the foreseeable future.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses which relate primarily to the payment of salaries, professional fees and insurance costs, decreased to $180,000 for the three months ended March 31, 2002 from $3.0 million for the three months ended March 31, 2001 as a result of the Company's reduction of size and scope of operations.

         Depreciation and Amortization. As a result of the elimination of operations on July 1, 2001, the Company discontinued depreciation and amortization.

         Interest income, net. For the three months ended March 31, 2002 interest income, net of expense, was approximately $17,000 compared to approximately $179,000 in net interest income for the three months ended March 31, 2001. The decrease is primarily due to the decrease in cash and cash equivalents from approximately $17 million at March 31, 2001 to approximately $4 million at March 31, 2002.

Seasonality

         Our revenues and business have historically been seasonal. In view of the termination of our customer contracts, we no longer expect a seasonal component to our business, although it is possible if we are successful in acquiring a business that such business could be seasonal.

Liquidity and Capital Resources

         At March 31, 2002, the Company had liquidated substantially all liabilities and commitments and had reduced the size of its work force to two personnel, David Bowe, the CEO, President and Chief Financial Officer and his executive assistant.

         At March 31, 2002, the Company had approximately $3.9 million in cash and $3.8 million in working capital. The Company is actively pursuing the acquisition of one or more profitable business enterprises. There can be no assurance that the Company will be successful in its acquisition efforts.

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

         For the three months ended March 31, 2002, net cash used in operating activities was approximately $330,000, which includes $150,000 in cash paid to settle an Internet and data center hosting service contract in February 2002, compared to approximately $2.8 million for the three months ended March 31, 2001. The decrease in cash used resulted primarily from reductions in operations during 2001 and the sale of the Company's fulfillment and call center operations in December 2000 and February 2001.

         We had no capital expenditures during the first quarter of 2002 compared with approximately $2.6 million for the first quarter of 2001.

         At December 31, 2001, we had approximately $48.0 million of federal and state net operating loss carryforwards which subject to limitations, are available to offset future taxable income. These NOLs, if not utilized, will fully expire from 2018 to 2021. See "Risks Related to Our
Business--"Restrictions on Net Operating Loss Carryforwards" below.

Risks Related to Our Business

         We have eliminated substantially all operations and have no current sources of ongoing revenues.

         After the Company reviewed its preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, it determined that the capital requirements under its existing business plan were greater than the capital resources then currently available. As a result, beginning in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a reduction in workforce, whereby all but the two remaining full time employees were terminated during 2001.

         As a result of the termination of its customer contracts, since July 1, 2001 the Company has had no revenue-producing contracts or operations.

         In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. As of March 31, 2002, the Company has substantially eliminated all liabilities and commitments associated with its prior operations that were discontinued in 2001.

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

         Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of March 31, 2002, we had an accumulated deficit of approximately $55.9 million. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to the Company also experienced net losses. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future.

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

         We are seeking to invest in one or more business opportunities.

         While we are reviewing various acquisition opportunities, other than our investment in Ampco Partners, Ltd. discussed previously, we have made no commitments to enter into or acquire a specific business opportunity and therefore we cannot disclose the risks and hazards of a business or opportunity that we may enter into except in a general manner. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to us and our stockholders if the business or opportunity proves to be unsuccessful. It is possible that we may elect to enter into a transaction with a business entity having no significant or only limited operating history, may have a cumulative deficit and operating or other losses, limited or no potential for immediate earnings, limited assets, negative net worth or other characteristics which may be considered negative by the investment community. There is no assurance that we will be able to negotiate a transaction on favorable terms and conditions, if at all.

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

         At December 31, 2001, the Company had accumulated approximately $48 million of federal and state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2021. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), imposes an annual limitation on the portion of the Company's net operating loss carryforwards that may be used to offset taxable income. The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an "ownership change" for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company's net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an "ownership change" is based upon a factual determination of the value of the stock of the Company on such date. If the "ownership change" was determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by
Section 382 of the Code. In addition, a second "ownership change" may occur in the future as a result of future changes in the ownership of the Company's stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A second "ownership change" would result in Code Section 382 limiting the Company's deduction of its future net operating loss carryforwards.

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

         (2) From November 10, 1999 (the effective date of the Registration Statement) to March 31, 2002 (the ending date of this report), we expended net offering proceeds for the following uses:

         o  Construction of plant, building and facilities ............................  $           0

         o  Purchase and installation of machinery, equipment and software ............  $   8,648,000

         o  Purchase of real estate ...................................................  $           0

         o  Acquisition of other businesses ...........................................  $           0

         o  Repayment of indebtedness .................................................  $   4,135,000

         o  Working capital ...........................................................  $  25,217,000

         o  Temporary investments .............................   $   3,880,000*

         All of the payments referenced above were direct or indirect payments to others.
         -------------
         * Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

         As of March 31, 2002, we have approximately $3.9 million remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to acquire manufacturing, distribution or service companies. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         During the second quarter, the Company invested $400,000 cash for a 10% limited partnership interest in Ampco Partners, Ltd., a newly formed entity which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding.

         Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors or combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces, federal, state and local governments, chemical manufacturers, explosives and pyrotechnics; petrochemicals handling; petroleum refining; steel and aluminum mills; hazardous material handling; confined space and grain storage facilities maintenance; shipyards and non-magnetic applications.

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

              3.2  Bylaws of the Company (incorporated by reference from Exhibit
                   3.2 to the Company's Form 8-K filed October 23, 2000, File no. 0-27945).

         (b)  Reports on Form 8-K

              On March 22, 2002, the Company filed a report on Form 8-K regarding the appointment of a new Chairman of the Board and a director.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2002                ASCENDANT SOLUTIONS, INC.


                                   By:     /s/ David E. Bowe
                                        ----------------------------------------
                                        David E. Bowe
                                        Chief Executive Officer, President and
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)