Form 10-Q
period 2002-06-30
ASCENDANT SOLUTIONS INC
filed 2002-08-14
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27945

ASCENDANT SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2900905
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16250 Dallas Parkway, Suite 102, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    972-250-0945

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

At June 30, 2002, there were 21,230,900 shares of common stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASCENDANT SOLUTIONS, INC.

ASCENDANT SOLUTIONS, INC.
BALANCE SHEETS
(000’s omitted, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,280	$4,204
Accounts receivable	64	26
Due from affiliate	5	—
Prepaid expenses	49	120

Total current assets	3,398	4,350
Property and equipment, net	15	6
Investment in limited partnership	400	—
Other assets	—	5

Total assets	$3,813	$4,361

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96	$234
Payable to affiliate	18	—
Accrued liabilities	18	116

Total current liabilities	132	350

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,230,900 at June 30, 2002 and December 31, 2001	2	2
Additional paid-in capital	59,822	59,718
Deferred compensation	(104)	—
Accumulated deficit	(56,039)	(55,709)

Total stockholders’ equity	3,681	4,011

Total liabilities and stockholders’ equity	$3,813	$4,361

See accompanying notes.

ASCENDANT SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(000’s omitted, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$—	$957	$—	$2,284

Operating expenses:
Cost of revenues	—	410	—	2,242
Selling, general and administrative expenses	212	4,902	392	7,951
Depreciation and amortization	3	1,015	3	2,098
Write-down of property held for sale	—	1,047	—	1,047

Total operating expenses	215	7,374	395	13,338

Operating loss	(215)	(6,417)	(395)	(11,054)
Investment income	33	—	33	—
Interest income (expense), net	15	100	32	279

Net loss	$(167)	$(6,317)	$(330)	$(10,775)

Basic and diluted net loss per share	$(0.01)	$(0.30)	$(0.02)	$(0.51)

Shares used in computing basic and diluted net loss per share	21,231	21,231	21,231	21,231

See accompanying notes.

ASCENDANT SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(000’s omitted)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating Activities
Net cash used in operating activities	$(518)	$(7,210)

Investing Activities
Investment in limited partnership	(400)	—
Proceeds from sale of assets	6	1,000
Purchases of property and equipment	(12)	(3,777)

Net cash used in investing activities	(406)	(2,777)

Financing Activities
Payments of long-term debt	—	(170)

Net cash used in financing activities	—	(170)

Net decrease in cash and cash equivalents	(924)	(10,157)
Cash and cash equivalents at beginning of year	4,204	16,837

Cash and cash equivalents at end of quarter	$3,280	$6,680

Non-cash investing activities:
Purchase of software licenses and development under contracts with deferred payment terms (included in accounts payable)	$—	$(1,032)

See accompanying notes.

ASCENDANT SOLUTIONS, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation

The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements are presented on the basis that the Company is an on-going enterprise and do not reflect adjustments, if any, necessary if management is unable to execute its business strategy (see Note 2 – Reduction of Size and Scope of Operations).

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

As a result of the termination of its customer contracts, beginning July 1, 2001, the Company has no revenue producing contracts or operations.

In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. As of March 31, 2002, the Company had substantially eliminated all liabilities and commitments associated with its prior operations that were discontinued in 2001.

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its officers and directors. Toward that end, it is pursuing, among other things, the acquisition of manufacturing, distribution or service companies and is actively seeking out possible acquisition candidates. We are also exploring the establishment of a capital markets subsidiary which, if formed, could provide the Company with a future source of revenue. If a capital markets subsidiary is formed, it would provide real estate financial advisory services to corporate clients on a fee basis. These services would include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. There can be no assurance that the Company will be successful in any of its acquisition endeavors or in the establishment of a capital markets subsidiary. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

As of May 1, 2002, the Company sublets its office space from Leslie Enterprises, L.P. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. The Company currently pays monthly rent of approximately $1,700. In connection with the relocation to, and the construction of, its new office, both the Company and Landlord incurred certain shared costs which gave rise to payables to both the Company and the Landlord. These amounts are reflected on the balance sheet as “Due from affiliate” and “Payable to affiliate”. The Company believes that such lease arrangement has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

During the second quarter, the Company invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco

Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. Income received from this investment is reflected in “Investment income” in the accompanying statements of operations.

On August 1, 2002, the Company formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P., a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE, L.P. is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE, L.P.

3.    Computation of Basic and Diluted Net Loss Per Common Share

During the second quarter, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. These shares have not been included in the EPS calculation, as they have not yet vested.

	Three Months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(167,000)	$(6,317,000)	$(330,000)	$(10,775,000)
Weighted average number of shares outstanding	21,230,900	21,230,900	21,230,900	21,230,900
Basic and diluted net loss per share	$(0.01)	$(0.30)	$(0.02)	$(0.51)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report together with the financial statements, notes and management’s discussion contained in our Form 10-K for the year ended December 31, 2001. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In addition, the realization of our expectations depends on, among other things, our ability to successfully defend outstanding litigation, our ability to preserve the Company’s assets and reduce expenditures, and our ability to successfully make one or more profitable acquisitions or investments. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Risks Related to Our Business” and “Other Risks.” Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

The Company

Ascendant Solutions, Inc. is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 102, Dallas, Texas 75248. The Company’s telephone number is (972) 250-0945.

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

As a result of the termination of its customer contracts, beginning July 1, 2001, the Company has no revenue producing contracts or operations.

In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. As of March 31, 2002, the Company had substantially eliminated all liabilities and commitments associated with its prior operations that were discontinued in 2001.

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its officers and directors. Toward that end, it is pursuing, among other things, the acquisition of manufacturing, distribution or service companies and is actively seeking out possible acquisition candidates. We are also exploring the establishment of a capital markets subsidiary which, if formed, could provide the Company with a future source of revenue. If a capital markets subsidiary is formed, it would provide real estate financial advisory services to corporate clients on a fee basis. These services would include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. There can be no assurance that the Company will be successful in any of its acquisition endeavors or in the establishment of a capital markets subsidiary. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

As of May 1, 2002, the Company sublets its office space from Leslie Enterprises, L.P. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. The Company currently pays monthly rent of approximately $1,700. In connection with the relocation to, and the construction of, its new office, both the Company and Landlord incurred certain shared costs which gave rise to payables to both the Company and the Landlord. These amounts are reflected on the balance sheet as “Due from affiliate” and “Payable to affiliate”. The Company believes that such lease arrangement has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

NASDAQ Delisting

On May 11, 2001, the Company’s stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires the Company to remain current in its periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company’s securities. There can be no assurance that the Company’s stock will indefinitely continue to be traded on the OTCBB. See “Other Risks” below.

Other Recent Events

During the second quarter, the Company invested $400,000 cash for a 10% limited partnership interest in Ampco Partners, Ltd., a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Income received from this investment is reflected in “Investment income” in the accompanying statements of operations.

Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces, federal, state and local governments, chemical manufacturers, explosives and pyrotechnics; petrochemicals handling; petroleum refining; steel and aluminum mills; hazardous material handling; confined space and grain storage facilities maintenance; shipyards and non-magnetic applications.

On August 1, 2002, the Company formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P., a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE, L.P. is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE, L.P.

During the second quarter, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. These shares have not been included in the EPS calculation, as they have not yet vested.

Results of Operations

Factors Affecting Operating Results

As a result of our reduction in operations, period-to-period comparison of our operating results is not meaningful and should not be relied upon as an indicator of future performance. Beginning July 1, 2001, the Company had no revenue producing contracts. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

•	our ability to successfully defend outstanding litigation;

•	our ability to preserve the Company’s assets and reduce expenditures;

•	our ability to effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards; and

•	our ability to locate and successfully acquire one or more business enterprises.

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

Revenues.    As discussed above, the Company had no operating revenues during the three months ended June 30, 2002 compared with approximately $957,000 for the three months ended June 30, 2001. Beginning July 1, 2001, the Company has no revenue producing contracts.

Cost of Revenues.    As discussed above, the Company had no operating revenue producing costs or operations during the three months ended June 30, 2002 compared with approximately $410,000 for the three months ended June 30, 2001. Beginning July 1, 2001, the Company has no revenue producing operations.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses decreased to approximately $212,000 for the three months ended June 30, 2002 from approximately $4,902,000 as a result of the Company’s reduction of size and scope of operations.

Depreciation and Amortization.    As a result of the elimination of operations on July 1, 2001 the Company discontinued depreciation and amortization and commenced to evaluate the marketability of its assets, the final disposition of which occurred in the first quarter of 2002. In the second quarter of 2002, the Company acquired certain administrative assets in connection with its relocation to new executive offices and recorded depreciation expense of approximately $3,000 compared with approximately $1,015,000 of depreciation expense in the three months ended June 30, 2001.

Write-down of property held for sale.    During the second quarter of 2001, the Company reclassified certain of its property and equipment, primarily hardware and related equipment, to assets held for sale and wrote the carrying value down to the estimated net realizable value resulting in a charge against second quarter earnings of approximately $1,047,000. There was no comparable charge against operations for the second quarter of 2002.

Investment income.    During the second quarter of 2002, the Company earned approximately $33,000 on its investment in Ampco Partners, Ltd. There was no comparable investment income during the second quarter of 2001.

Interest income (expense), net.    For the three months ended June 30, 2002, interest income, net of expense, was approximately $15,000 compared to approximately $100,000 in net interest income for the three months ended June 30, 2001. The decrease is due to the decrease in cash and cash equivalents from approximately $6,680,000 at June 30, 2001 to approximately $3,280,000 at June 30, 2002.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

Revenues.    As discussed above, the Company had no operating revenues during the six months ended June 30, 2002 compared with approximately $2,284,000 for the six months ended June 30, 2001. Beginning July 1, 2001, the Company has no revenue producing contracts.

Cost of Revenues.    As discussed above, the Company had no operating revenue producing costs or operations during the six months ended June 30, 2002 compared with approximately $2,242,000 for the six months ended June 30, 2001. Beginning July 1, 2001, the Company has no revenue producing operations.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses decreased to approximately $392,000 for the six months ended June 30, 2002 from approximately $7,951,000 as a result of the Company’s reduction of size and scope of operations.

Depreciation and Amortization.    As a result of the elimination of operations on July 1, 2001 the Company discontinued depreciation and amortization and commenced to evaluate the marketability of its assets, the final disposition of which occurred in the first quarter of 2002. In the second quarter of 2002, the Company acquired certain administrative assets in connection with its relocation to new executive offices and recorded depreciation expense of approximately $3,000 compared with approximately $2,098,000 of depreciation expense for the six months ended June 30, 2001.

Write-down of property held for sale.    During the second quarter of 2001, the Company reclassified certain of its property and equipment, primarily hardware and related equipment, to assets held for sale and wrote the carrying value down to the estimated net realizable value resulting in a charge against second quarter earnings of approximately $1,047,000. There was no comparable charge against operations for the six months ended June 30, 2002.

Investment income.    During the second quarter of 2002, the Company earned approximately $33,000 on its investment in Ampco Partners, Ltd. There was no comparable investment income during the six months ended June 30, 2001.

Interest income (expense), net.    For the six months ended June 30, 2002, interest income, net of expense, was approximately $32,000 compared to approximately $279,000 in net interest income for the six months ended June 30, 2001. The decrease is due to the decrease in cash and cash equivalents from approximately $6,680,000 at June 30, 2001 to approximately $3,280,000 at June 30, 2002.

Seasonality

Prior to July 1, 2001, our revenues and business have historically been seasonal. In view of the termination of our customer contracts, we no longer expect a seasonal component to our business, although it is possible if we are successful in acquiring a business, that such business could be seasonal.

Liquidity and Capital Resources

By the start of the second quarter 2002, the Company had liquidated substantially all liabilities and commitments associated with its prior operations and had reduced the size of its work force to two personnel, its CEO, President and Chief Financial Officer and his executive assistant.

At June 30, 2002, the Company had approximately $3,280,000 in cash and $3,266,000 in working capital. The Company is actively pursuing the acquisition of a profitable business enterprise. There can be no assurance that the Company will be successful in its acquisition efforts.

The Company is currently exploring the establishment of a capital markets subsidiary which, if formed, could provide the Company with a future source of revenue. If a capital markets subsidiary is formed, it would provide real estate financial advisory services to corporate clients on a fee basis. These services would include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. There can be no assurance that the Company will be successful in any of its acquisition endeavors or in the establishment of a capital markets subsidiary. If formed, the Company does not anticipate that the capital requirements related to the potential establishment of a capital markets subsidiary to be material.

However, the Company currently does not have any revenue producing operations to offset current operating expenses. The adequacy of the Company’s liquidity and capital resources will be largely dependent upon future acquisition activities. The Company will continue to incur expenses in connection with investigating potential acquisitions and meeting general corporate overhead expenses, including the payment of employees’ salaries.

Historical Information

Since inception in January 1998, we have financed our operations principally through funds from the private and public placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999, which yielded net proceeds of approximately $41,880,000.

For the six months ended June 30, 2002, net cash used in operating activities was approximately $518,000, which includes approximately $150,000 in cash paid to settle an Internet and data center hosting service contract compared to approximately $7,210,000 for the six months ended June 30, 2001. The decrease in cash used resulted primarily from reductions in operations during 2001 and the sale of the Company’s fulfillment and call center operations in December 2000 and February 2001.

For the six months ended June 30, 2002, net cash used in investing activities was approximately $406,000, which consists primarily of a $400,000 investment in a limited partnership and capital expenditures of approximately $12,000 associated with the relocation to, and the construction of, new executive offices. Cash used in investing activities during the six month period ended June 30, 2001 was approximately $2,777,000 which consisted of $3,777,000 of capital expenditures primarily for the development of internet software applications, net of $1,000,000 of proceeds from the sale of the company’s call center operations.

For the six months ended June 30, 2002, the company had no financing activities as compared to the six month period ended June 30, 2001, in which the company had $170,000 of payments on long-term debt.

At December 31, 2001, we had approximately $48,000,000 of federal and state net operating loss carryforwards, which subject to limitations are available to offset future taxable income. These NOLs, if not utilized, will fully expire from 2018 to 2021. See “Risks Related to Our Business—Restrictions on net operating loss carryforwards” below.

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

As a result of the termination of its customer contracts, beginning July 1, 2001, the Company has no revenue producing contracts or operations.

In connection with its asset preservation plan, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. As of March 31, 2002, the Company had substantially eliminated all liabilities and commitments associated with its prior operations that were discontinued in 2001.

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its principals. Toward that end, it is pursuing, among other things, the acquisition of manufacturing, distribution or service companies and is actively seeking out possible acquisition candidates. We are also exploring the establishment of a capital markets subsidiary which could provide the Company with a future source of revenue. If a capital markets subsidiary is formed, it would provide real estate financial advisory services to corporate clients on a fee basis. These services would include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. There can be no assurance that the Company will be successful in any of its acquisition endeavors or in the establishment of a capital markets subsidiary. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

We have a history of losses and negative cash flow and anticipate continued losses.

Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of June 30, 2002, we had an accumulated deficit of approximately $56,039,000. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to the Company also experienced net losses. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future.

We are currently in litigation and may be subject to additional litigation in the future.

See Part II. Other Information (Item 1 – Legal Proceedings) for a discussion of current pending litigation.

Our current litigation, plus any future claims, with or without merit, may result in substantial costs and divert management’s attention and resources, which may seriously harm our business, prospects, financial condition and results of operations and may also harm our reputation, all of which may have a material adverse effect on our ability to pursue various strategic and financial alternatives as well as have a material adverse effect on our stock price. The Company may be unable to pay expenses or liabilities that may arise out of any possible legal claims. We cannot predict the outcome of any potential legal claims.

We have limited funds and may require additional financing.

We have very limited funds, and such funds may not be adequate to take advantage of available business opportunities. Even if our funds prove to be sufficient to invest in, or complete a transaction with, an operating company, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a more definitive and specific need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our existing capital.

We currently have no operating business.

As of December 31, 2001, we had terminated our prior operations and have no relevant operating history. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

We cannot provide any assurance of success or profitability.

There is no assurance that we will invest in a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that such acquisition will be successful or profitable or that the market price of our stock will be increased thereby.

We are subject to reporting requirements that may delay or preclude acquisition.

Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

We are dependent upon management.

The Company currently has its Chairman and one individual who is serving as its CEO, President and Chief Financial Officer. The Company is heavily dependent upon their skills, talents and abilities to implement its business plan. Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company’s management and Board of Directors.

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

At December 31, 2001, the Company had accumulated approximately $48 million of federal and state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2021. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of the Company’s net operating loss carryforwards that may be used to offset taxable income. The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company’s net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an “ownership change” is based upon a factual determination of the value of the stock of the Company on such date. If the “ownership change” were determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, a second “ownership change” may occur in the future as a result of future changes in the ownership of the Company’s stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A second “ownership change” would result in Code Section 382 limiting the Company’s deduction of its future net operating loss carryforwards.

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

On May 11, 2001 the Company’s stock was delisted from The Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a) or (b) and commenced trading on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority.

Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of the Company’s securities. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock, which will limit our ability to raise capital through the sale of our securities.

In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser’s written consent to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our common stock may find it more difficult to sell their shares of common stock, which is expected to have an adverse effect on the market price of the common stock.

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

PART II.

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas, against the Company, certain of its directors, and a limited partnership of which a director is a partner. The five lawsuits assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for an unspecified amount of damages on behalf of a putative class of individuals who purchased the Company’s common stock between various periods ranging from November 11, 1999 to January 24, 2000. The lawsuits claim that the Company and the individual defendants made misstatements and omissions concerning the Company’s products and customers. The Company denies the plaintiffs’ allegations and intends to vigorously defend against the lawsuits.

In April 2001, the Court consolidated the lawsuits and on July 26, 2002, Plaintiffs filed a Consolidated Amended Complaint (“CAC”). The Company intends to file a motion to dismiss the CAC on or before September 9, 2002.

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

(2)    From November 10, 1999 (the effective date of the Registration Statement) to June 30, 2002 (the ending date of this report), we expended net offering proceeds for the following uses:

• Construction of plant, building and facilities	$0

• Purchase and installation of machinery, equipment and software	$8,660,000

• Purchase of real estate	$0

• Acquisition of other businesses	$0

• Repayment of indebtedness	$4,135,000

• Working capital	$25,805,000

• Temporary investments	$3,280,000	*

All of the payments referenced above were direct or indirect payments to others.

*	Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

As of June 30, 2002, we have approximately $3,280,000 remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to invest in manufacturing, distribution or service companies. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 23, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all such nominees were elected. The following matters were acted upon and votes cast or withheld:

(a)	Stockholders approved the election of the following directors:

Class C Director	Shares Cast For	Shares Withheld From Voting For
Melissa F. Crane	19,100,918	31,354

The Class C Director will hold office until the annual meeting of stockholders in 2005 and until her successor is elected and qualified.

Class B Directors	Shares Cast For	Shares Withheld From Voting For
James C. Leslie	19,100,918	31,354
Richard L. Bloch	19,099,968	32,304

The Class B Directors will hold office until the annual meeting of stockholders in 2004 and until their successors are elected and qualified.

Directors continuing in office after the meeting were:

Class A Directors
Jonathan R. Bloch
David E. Bowe

(b)
Our proposal to amend our 1999 Long-Term Incentive Plan to increase the maximum number of shares underlying stock options that can be granted to an eligible participant in any one year from 450,000 to 750,000 received the following votes and was approved:

Shares Cast For	Shares Cast Against	Shares Abstained	Broker Non-Vote
12,808,374	262,406	7,392	6,054,100

(c)	Our proposal to approve and adopt the Ascendant Solutions, Inc. 2002 Equity Incentive Plan received the following votes and was approved:

Shares Cast For	Shares Cast Against	Shares Abstained	Broker Non-Vote
12,785,075	287,255	5,842	6,054,100

(d)	Our proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 received the following votes and was approved:

Shares Cast For	Shares Cast Against	Shares Abstained	Broker Non-Vote
19,122,202	6,070	4,000	0

ITEM 5.    OTHER INFORMATION

During the second quarter, the Company invested $400,000 cash for a 10% limited partnership interest in Ampco Partners, Ltd., a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Income received from this investment is reflected in “Investment income” in the accompanying statements of operations.

Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces, federal, state and local governments, chemical manufacturers, explosives and pyrotechnics; petrochemicals handling; petroleum refining; steel and aluminum mills; hazardous material handling; confined space and grain storage facilities maintenance; shipyards and non-magnetic applications.

On August 1, 2002, the Company formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P., a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE, L.P. is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE, L.P.

During the second quarter, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. These shares have not been included in the EPS calculation, as they have not yet vested.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed October 23, 2000, File no. 0-27945)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed October 23, 2000, File no. 0-27945).

(b)    Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	ASCENDANT SOLUTIONS, INC.

	By:	/s/ DAVID E. BOWE
David E. Bowe Chief Executive Officer, President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)