Form 10-Q
period 2002-09-30
ASCENDANT SOLUTIONS INC
filed 2002-11-19
CIK 1080029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27945

ASCENDANT SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2900905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16250 Dallas Parkway, Suite 102, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-250-0945

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At September 30, 2002, there were 21,230,900 shares of common stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASCENDANT SOLUTIONS, INC.

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(000’s omitted, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,268	$4,204
Accounts receivable	54	26
Prepaid expenses	15	120

Total current assets	3,337	4,350
Property, equipment and software, net	84	6
Investments in limited partnerships	400	—
Other assets	—	5

Total assets	$3,821	$4,361

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82	$234
Accrued liabilities	18	116

Total current liabilities	100	350
Limited partnership interests	167	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,230,900 at September 30, 2002 and December 31, 2001	2	2
Additional paid-in capital	59,822	59,718
Deferred compensation	(96)	—
Accumulated deficit	(56,174)	(55,709)

Total stockholders’ equity	3,554	4,011

Total liabilities and stockholders’ equity	$3,821	$4,361

See accompanying notes.

ASCENDANT SOLUTIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$—	$—	$—	$2,284

Operating expenses:
Cost of revenues	—	—	—	2,242
Selling, general and administrative expenses	251	1,090	644	9,041
Depreciation and amortization	6	—	9	2,098
Write-down of assets held for sale	—	—	—	1,047
Write-down of computer software	—	4,990	—	4,990

Total operating expenses	257	6,080	653	19,418

Operating loss	(257)	(6,080)	(653)	(17,134)
Investment income	28	—	62	—
Interest income (expense), net	15	59	47	337
Minority interest	79	—	79	—

Net loss	$(135)	$(6,021)	$(465)	$(16,797)

Basic and diluted net loss per share	$(0.01)	$(0.28)	$(0.02)	$(0.79)

Shares used in computing basic and diluted net loss per share	21,230,900	21,230,900	21,230,900	21,230,900

See accompanying notes.

ASCENDANT SOLUTIONS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net cash used in operating activities	$(700)	$(9,009)

Investing Activities
Investments in limited partnerships	(400)	—
Proceeds from sale of assets	8	1,105
Purchases of property and equipment	(15)	(3,578)
Acquisition of assets	(75)	—

Net cash used in investing activities	(482)	(2,473)

Financing Activities
Proceeds from sale of limited partnership interests	246	—
Payments of long-term debt	—	(170)

Net cash used in financing activities	246	(170)

Net decrease in cash and cash equivalents	(936)	(11,652)
Cash and cash equivalents at beginning of year	4,204	16,837

Cash and cash equivalents at end of quarter	$3,268	$5,185

See accompanying notes.

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation

The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements are presented on the basis that the Company is an on-going enterprise and do not reflect adjustments, if any, necessary if management is unable to execute its business strategy (see Note 2—Reduction of Size and Scope of Operations).

On August 1, 2002, the Company formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P., a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE, L.P. is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE, L.P. received approximately $246,000 from the issuance of various limited partnership interests to outside investors. The Company invested $75,000 in this venture. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE, L.P. VTE, L.P. acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000. The assets, liabilities, partnership interests, and results of operations of VTE, L.P. have been included in the consolidated financial statements.

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

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its officers and directors. Toward that end, it is pursuing, among other things, the acquisition of manufacturing, distribution or service companies and is actively seeking out possible acquisition candidates. The Company is currently in discussion with several prospective acquisition candidates, however, there can be no assurance that the Company will be successful in these discussions or in any of its acquisition endeavors.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

As of May 1, 2002, the Company sublets its office space from Leslie Enterprises, L.P. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. The Company currently pays monthly rent of approximately $1,700. In connection with its sharing of office space with the Landlord, both the Company and Landlord incur certain shared costs, which gives rise to reimbursements to both the Company and the Landlord. The Company believes that such lease arrangement has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

Long-Term Investments

Our long-term investments are accounted for using the cost method accounting for investments and none represent investments in publicly traded companies. The cost method is used as the Company does not have a majority interest and does not have significant influence over the management of the respective companies. Distributions received by the Company are recorded as investment income on the statements of operations to the extent the distribution does not exceed the Company’s proportionate share of the company’s earnings.

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

In October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. Capital Markets is expected to provide real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC.

In connection with the establishment of Capital Markets, the Company is currently evaluating ways in which it might engage as a principal to acquire certain corporate real estate assets. There can be no assurances that the Company will decide to acquire real estate assets in the future or how it might do so.

In September 2002, the Board of Directors of the Company authorized the extension of the maturity of 800,000 warrants held by Jonathan Bloch, a Director of the Company, from February 5, 2004 to February 5, 2006. The warrants have an exercise price ranging from $1.00–$3.00 per share.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(135,000)	$(6,021,000)	$(465,000)	$(16,797,000)
Weighted average number of shares outstanding	21,230,900	21,230,900	21,230,900	21,230,900
Basic and diluted net loss per share	$(0.01)	$(0.28)	$(0.02)	$(0.79)

The average exercise price for options issued under the Company’s 1999 Long Term Incentive Plan is $0.24 per share.

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

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its officers and directors. Toward that end, it is pursuing, among other things, the acquisition of manufacturing, distribution or service companies and is actively seeking out possible acquisition candidates. The Company is currently in discussion with several prospective acquisition candidates, however, there can be no assurance that the Company will be successful in these discussions or in any of its acquisition endeavors.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

As of May 1, 2002, the Company sublets its office space from Leslie Enterprises, L.P. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. The Company currently pays monthly rent of approximately $1,700. In connection with its sharing of office space with the Landlord, both the Company and Landlord incur certain shared costs, which gives rise to reimbursements to both the Company and the Landlord. The Company believes that such lease arrangement has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

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

On August 1, 2002, the Company formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P., a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE, L.P. is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE, L.P. received approximately $246,000 from the issuance of various limited partnership interests to outside investors. The Company invested $75,000 in this venture. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE, L.P. VTE, L.P. acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000. The assets, liabilities, partnership interests, and results of operations of VTE, L.P. have been included in the consolidated financial statements.

During the second quarter, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. These shares have not been included in the EPS calculation, as they have not yet vested.

In October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. Capital Markets is expected to provide real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC.

In connection with the establishment of Capital Markets, the Company is currently evaluating ways in which it might engage as a principal to acquire certain corporate real estate assets. There can be no assurances that the Company will decide to acquire real estate assets in the future or how it might do so.

In September 2002, the Board of Directors of the Company authorized the extension of the maturity of 800,000 warrants held by Jonathan Bloch, a Director of the Company, from February 5, 2004 to February 5, 2006. The warrants have an exercise price ranging from $1.00–$3.00 per share.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Long-Term Investments

Our long-term investments are accounted for using the cost method of accounting for investments and none represent investments in publicly traded companies. The cost method is used as the Company does not have a majority interest and does not have significant influence over the operations of the respective companies. Distributions received by the Company are recorded as investment income on the statements of operations to the extent the distribution does not exceed the Company’s proportionate share of the company’s earnings. Distributions in excess of the Company’s proportionate share would reduce the Company’s investment.

The fair value of our long-term investments is dependent upon the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. The fair value of the Company’s ownership interests in, and advances to, privately held companies is generally determined based on overall market conditions, availability of capital as well as the value at which independent third parties have invested in similar private equity transactions. The Company evaluates, on an ongoing basis, the carrying value of its ownership interests in and advances to the companies in which it has invested for possible impairment based on achievement of business plan objectives, the financial condition and prospects of the company and other relevant factors, including overall market conditions. Such factors may be financial or non-financial in nature. If as a result of the review of this information, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” on the statements of operations. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported.

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

Revenues.    As discussed above, the Company had no operating revenues during the three months ended September 30, 2002 and September 30, 2001. Beginning July 1, 2001, the Company has no revenue producing contracts.

Cost of Revenues.    As discussed above, the Company had no operating revenue producing costs or operations during the three months ended September 30, 2002 and September 30, 2001 . Beginning July 1, 2001, the Company has no revenue producing operations.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses decreased to approximately $251,000 for the three months ended September 30, 2002 from approximately $1,090,000 as a result of the Company’s reduction of size and scope of operations.

Depreciation and Amortization.    As a result of the elimination of operations on July 1, 2001, the Company discontinued depreciation and amortization and commenced to evaluate the marketability of its assets, the final disposition of which occurred in the first quarter of 2002. In the second quarter of 2002, the Company acquired certain administrative assets in connection with its relocation to new executive offices and commenced to record depreciation. Depreciation expense of approximately $6,000 was recorded in the third quarter compared with no depreciation expense for the three months ended September 30, 2001.

Write-down of property held for sale.    During the third quarter of 2001, the Company wrote down the carrying value of its MARKETBridges software to its estimated realizable value in light of the business failure of a key supplier to the MARKETBridges software platform. There was no comparable charge against operations for the third quarter of 2002.

Investment income.    During the third quarter of 2002, the Company earned approximately $28,000 on its investment in Ampco Partners, Ltd. There was no comparable investment income during the third quarter of 2001.

Interest income (expense), net.    For the three months ended September 30, 2002, interest income, net of expense, was approximately $15,000 compared to approximately $59,000 in net interest income for the three months ended September 30, 2001. The decrease is due to the decrease in the average balance of cash and cash equivalents from September 30, 2001 to September 30, 2002 coupled with an overall reduction in money market interest rates.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

Revenues.    As discussed above, the Company had no operating revenues during the nine months ended September 30, 2002 compared with approximately $2,284,000 for the nine months ended September 30, 2001. Beginning July 1, 2001, the Company has no revenue producing contracts.

Cost of Revenues.    As discussed above, the Company had no operating revenue producing costs or operations during the nine months ended September 30, 2002 compared with approximately $2,242,000 for the nine months ended September 30, 2001. Beginning July 1, 2001, the Company has no revenue producing operations.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses decreased to approximately $644,000 for the nine months ended September 30, 2002 from approximately $9,041,000 as a result of the Company’s reduction of size and scope of operations.

Depreciation and Amortization.    As a result of the elimination of operations on July 1, 2001, the Company discontinued depreciation and amortization and commenced to evaluate the marketability of its assets, the final disposition of which occurred in the first quarter of 2002. In the second quarter of 2002, the Company acquired certain administrative assets in connection with its relocation to new executive offices and commenced to record depreciation. Depreciation expense of approximately $9,000 was recorded in the nine months ended September 30, 2002 compared with depreciation expense for the nine months ended September 30, 2001 of approximately $2,098,000.

Write-down of property held for sale.    During the second quarter of 2001, the Company reclassified certain of its property and equipment, primarily hardware and related equipment, to assets held for sale and wrote the carrying value down to the estimated net realizable value resulting in a charge against second quarter earnings of approximately $1,047,000. During the third quarter of 2001, the Company wrote down the carrying value of its MARKETBridges software to its estimated realizable value in light of the business failure of a key supplier to the MARKETBridges software platform. There were no comparable charges against operations for the nine months ended September 30, 2002.

Investment income.    During the second and third quarters of 2002, the Company earned approximately $62,000 on its investment in Ampco Partners, Ltd. There was no comparable investment income during the nine months ended September 30, 2001.

Interest income (expense), net.    For the nine months ended September 30, 2002, interest income, net of expense, was approximately $47,000 compared to approximately $337,000 in net interest income for the nine months ended September 30, 2001. The decrease is due to the decrease in the average balance of cash and cash equivalents from September 30, 2001 to September 30, 2002 coupled with an overall reduction in money market interest rates.

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

At September 30, 2002, the Company had approximately $3,268,000 in cash and $3,237,000 in working capital.

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

In October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. Capital Markets is expected to provide real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. The capital requirements of Capital Markets are not expected to be material to the Company.

In connection with the establishment of Capital Markets, the Company is currently evaluating ways in which it might engage as a principal to acquire certain corporate real estate assets. There can be no assurances that the Company will decide to acquire real estate assets in the future or how it might do so.

There can be no assurance that the Company will be successful in any of its acquisition endeavors or in the rollout of Capital Markets. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

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

For the nine months ended September 30, 2002, net cash used in operating activities was approximately $700,000, which includes approximately $150,000 in cash paid to settle an Internet and data center hosting service contract compared to approximately $9,009,000 for the nine months ended September 30, 2001. The decrease in cash used resulted primarily from reductions in operations during 2001 and the sale of the Company’s fulfillment and call center operations in December 2000 and February 2001.

For the nine months ended September 30, 2002, net cash used in investing activities was approximately $482,000, which consists primarily of $400,000 of investments in limited partnerships and capital expenditures of $75,000 to purchase the assets of Venue Ticket Exchange, Inc. and approximately $15,000 associated with the relocation to, and the construction of, new executive offices. Cash used in investing activities during the nine month period ended September 30, 2001 was approximately $2,473,000 which consisted of $3,578,000 of capital expenditures primarily for the development of internet software applications, net of $1,105,000 of proceeds from the sale of the company’s call center operations and other assets.

For the nine months ended September 30, 2002, the company had financing activities of $246,000 which represents proceeds from the sale of limited partnership interests as compared to the nine month period ended September 30, 2001, in which the company had $170,000 of payments on long-term debt.

At December 31, 2001, we had approximately $48,000,000 of federal and state net operating loss carryforwards, which subject to limitations are available to offset future taxable income. These NOLs, if not utilized, will fully expire from 2018 to 2021. See “Risks Related to Our Business—Restrictions on net operating loss carryforwards” below.

Risks Related to Our Business

We have eliminated substantially all operations and have no current sources of ongoing operating revenues.

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

As a result of the termination of its customer contracts, beginning July 1, 2001, the Company currently has no revenue producing contracts or operations.

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

In October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. Capital Markets is expected to provide real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC.

In connection with the establishment of Capital Markets, the Company is currently evaluating ways in which it might engage as a principal to acquire certain corporate real estate assets. There can be no assurances that the Company will decide to acquire real estate assets in the future or how it might do so.

There can be no assurance that the Company will be successful in any of its acquisition endeavors or in the rollout of Capital Markets. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

We have a history of losses and negative cash flow and anticipate continued losses.

Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of September 30, 2002, we had an accumulated deficit of approximately $56,174,000. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to the Company also experienced net losses. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Mr. David Bowe as the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, Mr. Bowe concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing and reporting of transactions. We periodically assess the cost versus benefit of adding the resources that would remedy this situation and currently, with the concurrence of the board of directors, do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the company’s operations.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

In April 2001, the Court consolidated the lawsuits and on July 26, 2002, Plaintiffs filed a Consolidated Amended Complaint (“CAC”). The Company filed a motion to dismiss the CAC on or about September 9, 2002.

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

(2)    From November 10, 1999 (the effective date of the Registration Statement) to September 30, 2002 (the ending date of this report), we expended net offering proceeds for the following uses:

• Construction of plant, building and facilities	$0

• Purchase and installation of machinery, equipment and software	$8,737,000

• Purchase of real estate	$0

• Acquisition of other businesses	$0

• Repayment of indebtedness	$4,135,000

• Working capital	$25,740,000

• Temporary investments	$3,268,000	*

All of the payments referenced above were direct or indirect payments to others.

*	Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents.

As of September 30, 2002, we have approximately $3,268,000 remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to invest in manufacturing, distribution or service companies. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

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

On August 1, 2002, the Company formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P., a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE, L.P. is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE, L.P. received approximately $246,000 from the issuance of various limited partnership interests to outside investors. The Company invested $75,000 in this venture. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE, L.P. VTE, L.P. acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000. The assets, liabilities, partnership interests, and results of operations of VTE, L.P. have been included in the consolidated financial statements.

During the second quarter, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. These shares have not been included in the EPS calculation, as they have not yet vested.

In October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. Capital Markets is expected to provide real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC.

In connection with the establishment of Capital Markets, the Company is currently evaluating ways in which it might engage as a principal to acquire certain corporate real estate assets. There can be no assurances that the Company will decide to acquire real estate assets in the future or how it might do so.

In September 2002, the Board of Directors of the Company authorized the extension of the maturity of 800,000 warrants held by Jonathan Bloch, a Director of the Company, from February 5, 2004 to February 5, 2006. The warrants have an exercise price ranging from $1.00-$3.00 per share.

In October 2002, Melissa Crane, a partner with VantagePoint Venture Partners, a stockholder of the Company, resigned her position from the Board of Directors of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed October 23, 2000, File no. 0-27945).

(b)    Reports on Form 8-K

On August 14, 2002, the Company filed a current report on Form 8-K to report under Item 7 and Item 9 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2002	ASCENDANT SOLUTIONS, INC.

	By:	/s/ DAVID E. BOWE
David E. Bowe
Chief Executive Officer, President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, David E. Bowe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascendant Solutions, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 19, 2002

/s/ David E. Bowe
David E. Bowe President, Chief Executive Officer, and Chief Financial Officer