Form 10-K
period 2002-12-31
ASCENDANT SOLUTIONS INC
filed 2003-03-31
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27945

ASCENDANT SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-2900905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16250 Dallas Parkway, Suite 102, Dallas, TX	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-250-0945

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

At March 17, 2003 the aggregate market value of the voting stock held by non-affiliates was approximately $4,741,763.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☑

At March 17, 2003, 21,230,900 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 22, 2003 are incorporated by reference into Part III.

ASCENDANT SOLUTIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

    i

PART I.

ITEM 1.    BUSINESS

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business,” and “—Other Risks”, as well as elsewhere in this Annual Report on Form 10-K.

General

On October 19, 2000, shareholders of ASD Systems, Inc. approved a corporate name change and redomestication effected by merging ASD Systems, Inc., a Texas corporation, into Ascendant Solutions, Inc. (“Ascendant” or the “Company”), a Delaware corporation and wholly-owned subsidiary of ASD Systems, Inc. The redomestication merger became effective October 20, 2000. ASD Systems, Inc. was formed as a Texas corporation in January 1998.

We had previously been engaged in providing call center, order management and fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. In the fourth quarter of 2000, we focused on offering supply chain solutions for companies engaged in business-to-business commerce. In connection with the above, we sold our distribution and call center service businesses in late 2000 and early 2001. After we reviewed our preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, we determined that the capital requirements under our existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, beginning in May 2001, we reduced the size and scope of our operations and implemented a plan to preserve assets and reduce our expenditures, liabilities and commitments. In connection with this action, we effected a 98% reduction in our workforce through December 31, 2001. After a thorough analysis and exploration of various options during 2001, we wrote off the carrying value of our MARKETBridges software with a charge to operations of $5.9 million, which is reflected as restructuring costs in the accompanying consolidated statement of operations.

In connection with our asset preservation plan in 2001, we took actions to reduce expenditures, liabilities and commitments and to preserve cash. Through December 31, 2001, we were able to extinguish liabilities and commitments aggregating approximately $7.7 million for aggregate cash payments of approximately $1.35 million.

As a result of the termination of our customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue-producing contracts or operations.

In December 2001, we revised our strategic direction to seek acquisition possibilities throughout the United States to make acquisitions or enter into other business endeavors to the extent feasible from our limited assets and personnel. Our business objective is to effect a merger, acquisition of stock or assets or other business combination with an operating business that will have growth potential or enter into some other transaction that we believe will be in the best interests of our stockholders.

We are currently seeking to (1) most effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards and (2) capitalize on the experience and contacts of our officers and directors. Toward that end, we are pursuing, among other things, the acquisition or development of manufacturing, distribution or service companies, along with the development of our real estate advisory business. We have reviewed numerous prospective acquisition candidates, however, there can be no assurance that we will be successful in these discussions or in any of our acquisition endeavors.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

In the event that we seek to acquire a target business, we will not limit ourselves to a particular industry. Most likely, the target business will be primarily located in the United States, although we reserve the right to acquire a target business with operations and/or locations outside the United States. In seeking a target business, we will consider, without limitation, businesses (i) that offer or provide services or develop, manufacture or distribute products in the United States or abroad; or (ii) that are engaged in wholesale or retail distribution, among other potential target business opportunities.

We may acquire a company or business by purchasing, either for cash or for our own securities, the securities or assets of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

In the event we engage in a transaction which results in our holding passive investment interests in a number of entities, although that is not our intention, we could become subject to the regulations under the Investment Company Act of 1940. “Passive investment interests”, as defined in the Investment Company Act, essentially means investments held by persons who do not provide any type of management and/or consulting services nor are involved in the business entity in which they hold securities. In such event, we would be required to register as an investment company, which would involve our incurring significant registration and compliance costs under the Investment Company Act. We have obtained no formal determination nor have requested any ruling or interpretation from the Securities and Exchange Commission as to our status or potential status under the Investment Company Act of 1940. Consequently, any violation by us of the Investment Company Act, whether intentional or inadvertent, could subject us to material adverse consequences.

During the second quarter of 2002, we initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Income received from this investment is reflected in “investment income” in the accompanying consolidated statements of operations. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces; federal, state and local governments; chemical manufacturers; explosives, pyrotechnics, and petrochemical handlers; petroleum refiners; steel and aluminum mills; hazardous material handlers; confined space and grain storage facilities; and shipyards. During 2002, we recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, we have reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital, thereby reducing our net investment to $331,000.

On August 1, 2002, we formed a wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. We invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE. VTE acquired the assets

(primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and made expenditures of approximately $148,000 for software enhancements and improvements. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. In the first quarter of 2003, VTE received approximately $165,500 from the issuance of additional limited partnership interests to outside investors, including $37,500 from us.

In late October 2002, we formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. We own 80% of Capital Markets and have committed to fund up to $100,000 in Capital Markets, however such commitment has not yet been drawn upon. The remaining 20% of Capital Markets is owned by affiliated parties. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. Capital Markets intends to provide real estate financial advisory services to corporate clients on a fee basis which could provide us with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in the consolidated financial statements since its date of formation in late October 2002. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs, or uses the services of, five people, including Mr. Leslie and certain other affiliates.

In connection with the establishment of Capital Markets, we are currently evaluating ways in which we might engage as a principal to acquire certain real estate assets. We have not fully evaluated this opportunity. As a result, we are unable to determine what, if any, real estate we may acquire or the cost, type, location, or other specifics about such real estate or the method or means of such acquisition.

Client Relationships

Sears accounted for approximately 82% of gross revenue in 2001 and 2000 and 54% of gross revenue in 1999. The service contracts with Sears and all other customers associated with our prior business operations expired or were terminated on or about June 30, 2001.

Employees

As of December 31, 2002, we had a total of two employees, Mr. Bowe, the CEO, President and Chief Financial Officer and his executive assistant. As of December 31, 2002, VTE had one full time employee, while Capital Markets employed, or used the services of five people, including Mr. Leslie and certain other affiliates. In addition to our own employees, we use from time to time, and are dependent upon, various outside consultants or contractors to perform various support services including, legal, accounting and software development among others.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Also, the Securities and Exchange Commission maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission. The public can obtain any documents that we file with the Securities and Exchange Commission at http://www.sec.gov.

Because our web site is unfinished, we are unable to provide Internet access to our annual, quarterly, and current reports, proxy statements, and other documents that we file with the Securities and Exchange Commission.

We will provide copies of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports to any stockholder who requests them through this address, free of charge.

ITEM 2.    PROPERTIES

Our headquarters (as well as those of VTE and Capital Markets) are currently located at an office in Dallas, Texas leased on a month-to-month basis from an entity controlled by our Chairman. As of May 1, 2002, we sublet our office space from JamJen, Inc. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. We currently pay monthly rent of approximately $1,800. In connection with our sharing of office space with the Landlord, both we and the Landlord incur certain shared costs, which gives rise to reimbursements to both parties. In addition, to the rent paid, we paid approximately $15,000 to an entity controlled by the Landlord in connection with the build-out of our office space. One of the other companies who shares office costs is Eligius Holding Company (“Eligius”), which is a holding company for two individuals who are associated with Capital Markets. We also paid approximately $9,136 of gross costs on behalf of Eligius in 2002, which costs have been reimbursed to us. We believe that such lease arrangement and other reimbursements have been on terms no less favorable to us than we could have been obtained in a transaction with an independent third party.

ITEM 3.    LEGAL PROCEEDINGS

Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas against us, certain of our directors, and a limited partnership of which a director is a partner. The five lawsuits assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for an unspecified amount of damages on behalf of a putative class of individuals who purchased our common stock between various periods ranging from November 11, 1999 to January 24, 2000. The lawsuits claim that we and the individual defendants made misstatements and omissions concerning our products and customers. We deny the plaintiffs’ allegations and intend to vigorously defend against the lawsuits.

In April 2001, the Court consolidated the lawsuits and on July 26, 2002, Plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss CAC on or about September 9, 2002.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material affect these matters will have on our future financial position and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices; Record Holders and Dividends

On May 11, 2001, our stock was delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (a) or (b) and commenced trading on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and a requirement that we remain current in our periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of our securities. There can be no assurance that our stock will indefinitely continue to be traded on the OTCBB. See “Other Risks” discussed below.

Following is a summary of our stock’s quarterly market price ranges for the two most recent fiscal years. The price quotations noted herein represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal year 2001:
First quarter*	0.53	0.06
Second quarter*	0.27	0.07
Third quarter*	0.28	0.07
Fourth quarter*	0.24	0.12
Fiscal year 2002:
First quarter*	0.37	0.14
Second quarter*	0.71	0.17
Third quarter*	0.44	0.15
Fourth quarter*	0.51	0.22

*	These quotations represent high and low bid prices for our stock as reported by the OTCBB following the delisting of our stock on May 11, 2001. The quotes provided for the first quarter of fiscal year 2001 represent the high and low sales prices for such period.

On March 17, 2003, the last reported sale price of our common stock on the OTCBB was $0.45 per share.

At March 17, 2003, there were approximately 3,700 registered and beneficial holders of record of our common stock.

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

During the second quarter of 2002, we issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. These shares have not been included in the EPS calculation, as they have not yet vested.

Use of Proceeds

(1)	On November 10, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (File No. 333-85983) relating to our initial public offering.

(2)	From November 10, 1999 (the effective date of the Registration Statement) to December 31, 2002 (the ending date of this report), we expended net offering proceeds for the following uses:

• Construction of plant, building and facilities	$0
• Purchase and installation of machinery and equipment	$8,820,000
• Purchases of real estate	$0
• Acquisition of other businesses	$75,000	*
• Repayment of indebtedness	$4,135,000
• Working capital	$25,900,000
• Temporary investments	$2,950,000	**

All of the payments referenced above were direct or indirect payments to others.

*	Represents acquisition of assets by VTE, L.P.
**	Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents through the purchase of government securities.

We have approximately $3.0 million remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to acquire manufacturing, distribution or service companies or other investments. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

Securities authorized for issuance under equity compensation plans at December 31, 2002 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,775,000	(1)	$0.26	2,725,000
Equity compensation plans not approved by security holders	1,957,000	(2)	$1.36	0

Total	3,732,000			2,725,000

(1)	As of December 31, 2002, options to purchase 1,340,000 shares of common stock and 435,000 shares of restricted stock were outstanding under both the 1999 Long Term Incentive Plan and the 2002 Equity Incentive Plan.

(2)	This includes 1,000,000 warrants and 957,000 stock options issued in February 1999, which were approved by the Board of Directors (we were not a public company at the time).

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to such statements and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 8 of this Annual Report on Form 10-K. The consolidated statement of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements.

	Consolidated Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$8,020	$12,313	$8,405	$2,284	$—
Cost of revenues	5,051	9,701	5,279	2,242	—

Gross profit	2,969	2,612	3,126	42	—

Operating expenses:
Selling, general and administrative expenses	4,258	10,035	18,835	10,068	998
Restructuring costs	—	—	2,460	5,892	—
Depreciation and amortization	1,084	1,482	2,473	2,158	18

Total operating expenses	5,342	11,517	23,768	18,118	1,016

Operating loss	(2,373)	(8,905)	(20,642)	(18,076)	(1,016)
Gain (loss) on disposal of assets	—	—	(481)	95	1
Investment income	—	—	—	—	19
Interest income (expense), net	(233)	98	1,589	364	59
Limited partner interest in net losses	—	—	—	—	209

Net loss	$(2,606)	$(8,807)	$(19,534)	$(17,617)	$(728)

Preferred stock dividend	—	(6,000)	—	—	—
Accretion of preferred stock discount	—	(1,145)	—	—	—

Net loss attributable to common shareholders	$(2,606)	$(15,952)	$(19,534)	$(17,617)	$(728)

Basic and diluted net loss per share	$(0.43)	$(1.39)	$(0.92)	$(0.83)	$(0.03)

Shares used in computing basic and diluted net loss per share	6,000	11,464	21,173	21,231	21,231

	1998	1999	2000	2001	2002
Balance Sheet Data:
Cash and cash equivalents	$—	$37,278	$16,837	$4,204	$2,950
Working capital (deficit)	(2,575)	36,995	15,139	4,000	3,063
Total assets	3,266	44,453	25,482	4,361	3,673
Long-term debt (including current maturities)	1,360	1,020	680	—	—
Limited partnership interests	—	—	—	—	247
Shareholders’ equity (deficit)	(16,664)	41,048	21,628	4,011	3,306

As a result of the termination of our customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue-producing contracts or operations, which makes the year-to-year comparison not very meaningful.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Risks Related to Our Business,” and “Other Risks.” Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

Overview

We had previously been engaged in providing call center, order management and fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. In the fourth quarter of 2000, we focused on offering supply chain solutions for companies engaged in business-to-business commerce. In connection with the above, we sold our distribution and call center service businesses in late 2000 and early 2001. After we reviewed our preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, we determined that the capital requirements under our existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, beginning in May 2001, we reduced the size and scope of our operations and implemented a plan to preserve assets and reduce our expenditures, liabilities and commitments. In connection with this action, we effected a 98% reduction in our workforce through December 31, 2001. After a thorough analysis and exploration of various options during 2001, we wrote off the carrying value of our MARKETBridges software with a charge to operations of $5.9 million, which is reflected as restructuring costs in the accompanying consolidated statement of operations.

In connection with our asset preservation plan in 2001, we took actions to reduce expenditures, liabilities and commitments and to preserve cash. Through December 31, 2001, we were able to extinguish liabilities and commitments aggregating approximately $7.7 million for aggregate cash payments of approximately $1.35 million.

As a result of the termination of our customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue-producing contracts or operations.

In December 2001, we revised our strategic direction to seek acquisition possibilities throughout the United States to make acquisitions or enter into other business endeavors to the extent feasible with our limited assets and personnel. Our business objective is to effect a merger, acquisition of stock or assets or other business combination with an operating business that will have growth potential or enter into some other transaction that we believe will be in the best interests of our stockholders.

We are currently seeking to (1) most effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards and (2) capitalize on the experience and contacts of our officers and directors. Toward that end, we are pursuing, among other things, the acquisition or development of manufacturing, distribution or service companies, along with the development of our real estate advisory business. We have reviewed numerous prospective acquisition candidates, however, there can be no assurance that we will be successful in these discussions or in any of our acquisition endeavors.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

As of May 1, 2002, we sublet our office space from JamJen, Inc. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. We currently pay monthly rent of approximately $1,800. In connection with our sharing of office space with the Landlord, we incur certain shared costs with the Landlord, which gives rise to reimbursements to both us and the Landlord. In addition, to the rent paid, we paid approximately $15,000 to an entity controlled by the Landlord in connection with the build-out of our office space. One of the other companies who shares office costs is Eligius, which is a holding company for two individuals who are associated with Capital Markets. We also paid approximately $9,136 of gross costs on behalf of Eligius in 2002, which costs have been reimbursed to us. We believe that such lease arrangement and other reimbursements have been on terms no less favorable to us than could have been obtained in a transaction with an independent third party.

In addition, we have other relationships or transactions with other related parties or affiliates of ours. Please see Note 15 to the consolidated financial statements contained herein.

During the second quarter of 2002, we initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Income received from this investment is reflected in “investment income” in the accompanying consolidated statements of operations. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces; federal, state and local governments; chemical manufacturers; explosives, pyrotechnics, and petrochemical handlers; petroleum refiners; steel and aluminum mills; hazardous material handlers; confined space and grain storage facilities; and shipyards. During 2002, we recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, we have reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital, thereby reducing our net investment to $331,000.

During the second quarter, we issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. These shares have not been included in the EPS calculation, as they have not yet vested.

On August 1, 2002, we formed a wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. We invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE. VTE acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and have subsequently made expenditures of approximately $148,000 for software enhancements and improvements. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. In the first quarter of 2003, VTE received approximately $165,500 from the issuance of additional limited partnership interests to outside investors, including $37,500 from us.

In September 2002, our Board of Directors authorized the extension of the maturity of 800,000 warrants held by Jonathan Bloch, one of our directors, from February 5, 2004 to February 5, 2006. The warrants have an exercise price ranging from $1.00—$3.00 per share.

In late October 2002, we formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. We own 80% of Capital Markets and have committed to fund up to $100,000 in Capital Markets, however such commitment has not yet been drawn upon. The remaining 20% of Capital Markets is owned by affiliated parties. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. Capital Markets intends to provide real estate financial advisory services to corporate clients on a fee basis, which provide us with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in the consolidated financial statements since its date of formation in late October 2002. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs, or uses the services of, five people, including Mr. Leslie and certain other affiliates.

In connection with the establishment of Capital Markets, we are currently evaluating ways in which we might engage as a principal to acquire certain real estate assets. We have not fully evaluated this opportunity. As a result, we are unable to determine what, if any, real estate we may acquire or the cost, type, location, or other specifics about such real estate or the method or means of such acquisition.

NASDAQ Delisting

On May 11, 2001, our stock was delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (a) or (b) and commenced trading on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and a requirement that we remain current in our periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of our securities. There can be no assurance that our stock will indefinitely continue to be traded on the OTCBB. See “Other Risks” discussed below.

Results of Operations

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001.

Revenues. Our revenues decreased from $2.3 million for the year ended December 31, 2001 to $0.0 million for the year ended December 31, 2002. The decrease in revenue over the period was due primarily to the December 2000 sale of our fulfillment operations, the February 2001 sale of our call center operations and the termination of all other client contracts on or about June 30, 2001. Through June 2001, we continued to provide services for Sears, which accounted for 82% of total revenues for the six months ended June 30, 2002. Beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue-producing contracts.

Cost of Revenues. Cost of revenues decreased from $2.2 million for the year ended December 31, 2001 to $0.0 million for the year ended December 31, 2002. The decrease was mainly derived from the suspension of all revenue-producing operations on or about June 30, 2001 and from reductions in personnel and the sale of our fulfillment and call center operations in December 2000, and February 2001, respectively. Beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue-producing contracts.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $9.1 million (90%) to $1.0 million for the year ended December 31, 2002 from $10.1 million for the year ended December 31, 2001. Of this decrease, $9.3 million is related to the suspension of all revenue producing operations in June of 2001 associated with our prior business operations, offset by additional operating expenses associated with the new operations of VTE and Capital Markets of $0.2 million. One of our largest expense categories has been, and will continue to be, costs associated with being a public company, which include, but are not limited to, increased insurance, legal and accounting expenses. In addition, we continue to incur expenses in connection with investigating potential acquisitions and meeting general corporate overhead expenses, including the payment of salaries.

Depreciation and Amortization. Depreciation and amortization expense decreased by 99% to $18,000 for the year ended December 31, 2002 from $2.2 million for the year ended December 31, 2001. The decrease is almost totally due to the suspension of all revenue producing operations in June of 2001 associated with our prior business operations and the write-down (or acceleration of depreciation) of assets disposed of in 2001.

Restructuring costs. In light of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform, we wrote off the carrying value of our MARKETBridges software with a charge to operations of $5.9 million in 2001. There was no comparable write-off during 2002.

Investment income. During 2002, we earned $19,000 from our investment in Ampco. We recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, we have reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital. There was no comparable investment income in 2001.

Interest income (expense), net. For the year ended December 31, 2002 interest income, net of expense, was approximately $59,000 compared to approximately $364,000 in net interest income for the prior year. The decrease is due primarily to the decrease in short-term money market rates of interest and the decrease in cash and cash equivalents invested in money market instruments. Cash and cash equivalents decreased from $4.2 million at December 31, 2001 to $3.0 million at December 31, 2002.

Gain (loss) on sale of assets. We incurred gains on the sale of assets of $95,000 in 2001 and $1,000 in 2002 from the disposition of assets held for sale from our prior business operations that were previously written down to their estimated market value.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

Revenues. Our revenues decreased 73% to $2.3 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000. The decrease in revenue over the period was due primarily to the December 2000 sale of our fulfillment operations, the February 2001 sale of our call center operations and the termination of client contracts on or about June 30, 2001. Through June 2001, we continued to provide services for Sears, which accounted for 82% of total revenues for the six months ended June 30, 2001 and June 30, 2000. Beginning July 1, 2001, we had no revenue-producing contracts.

Cost of Revenues. Cost of revenues for the year ended December 31, 2001 decreased 58% over that of the previous year. The decrease was mainly derived from the suspension of all revenue-producing operations on or about June 30, 2001 and from reductions in personnel and the sale of our fulfillment and call center operations in December 2000, and February 2001, respectively. Beginning July 1, 2001, we had no revenue-producing contracts.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased 46% to $10.1 million for the year ended December 31, 2001 from $18.8 million for the year ended

December 31, 2000. The comparability of the current year to the prior year is hampered by the change in our operations. In 2000, we were a provider of systems, call center services and fulfillment operations. In 2001, we were a software solutions provider. In addition, during the second half of 2001, we had no revenue-producing contracts in place. These decreases are net of the additional costs associated with litigation and settlement of the lawsuit with HBH and the severance costs incurred in the last two quarters of 2001. We will continue to incur expenses in connection with investigating potential acquisitions and meeting general corporate overhead expenses, including the payment of salaries for our two remaining employees.

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

Restructuring costs. In light of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform, we wrote off the carrying value of our MARKETBridges software with a charge to operations of $5.9 million in 2001. During the second quarter of 2000, we restructured our business operations and terminated our internal software development effort associated with our browser-based software platform, wrote off the capitalized costs incurred to develop the software and incurred restructuring costs for a total charge against 2000 operations of $2.5 million.

Interest income (expense), net. For the year ended December 31, 2001 interest income, net of expense, was approximately $364,000 compared to approximately $1.6 million in net interest income for the prior year. The decrease was primarily due to the decrease in cash and cash equivalents from $16.8 million at December 31, 2000 to $4.2 million at December 31, 2001 along with an overall decline in short term interest rates.

Gain (loss) on sale of assets. We incurred a loss on the sale of assets of $481,000 in 2000 versus a gain of $95,000 in 2001. The 2000 loss resulted from the sale of fulfillment and call center assets. By December 31, 2001, we had sold or disposed of substantially all of our property and equipment except for approximately $6,000 in administrative assets still in use and $5,000 in assets held for sale.

Factors Affecting Operating Results

As a result of our reduction in operations, period-to-period comparison of our operating results is not meaningful and should not be relied upon as an indicator of future performance. Beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue-producing contracts. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

•	our ability to successfully defend outstanding litigation;

•	our ability to preserve our assets and reduce expenditures;

•	our ability to effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards;

•	our success with the investments in, and operations of, Ampco, VTE and Capital Markets, and;

•	our ability to locate and successfully acquire or develop one or more business enterprises.

Seasonality

Our revenues and business have historically been seasonal. In view of the termination of our customer contracts, we no longer expect a seasonal component to our business, although it is possible if we are successful in acquiring or developing a business that such business could be seasonal.

Liquidity and Capital Resources

At December 31, 2001, we had liquidated substantially all liabilities and commitments associated with our prior business operations that were discontinued in 2001.

During the year ended 2002, we initially invested $400,000 for a 10% limited partnership interest in Ampco and purchased $75,000 of assets, including software, computer equipment, and kiosks from Venue Ticket Exchange, Inc. We expended approximately $148,000 to enhance and improve the VTE software platform, of which $75,000 was capitalized. Additionally, we made capital expenditures of approximately $22,000 for additional administrative assets.

At December 31, 2002, we had approximately $3.0 million in cash and $3.1 million in working capital.

We have not had revenue-producing operations to offset current operating expenses since July 1, 2001. The adequacy of our liquidity and capital resources will be largely dependent upon the success of Ampco, VTE, Capital Markets and other future acquisition or business operations. We will continue to incur expenses in connection with investigating potential acquisitions and business opportunities and meeting general corporate overhead expenses. One of our largest expense categories has been, and will continue to be, costs associated with being a public company, which include, but are not limited to, increased insurance, legal and accounting expenses.

In the first quarter of 2003, VTE received approximately $165,500 from the issuance of additional partnership interest to outside investors, including $37,500 from us.

We have committed to fund up to $100,000 in Capital Markets, however, such commitment has not yet been drawn upon. Additionally, affiliated parties have committed to fund an additional $25,000, however, such commitment has not yet been drawn upon.

Historical Information

Since inception in January 1998, we have financed our operations principally through funds from the private and public placement of equity securities. We completed our initial public offering of 5,750,000 shares of common stock in November 1999, which yielded net proceeds of approximately $41.9 million. Prior to the initial public offering, we also supplemented our capital needs with short-term borrowings under a bank credit facility. As of December 31, 2002, we had working capital of approximately $3.1 million as compared to approximately $4.0 million at December 31, 2001.

For the year ended December 31, 2002, net cash used in operating activities was approximately $1.2 million compared to approximately $9.9 million for the year ended December 31, 2001. The decrease in cash used in operating activities resulted primarily from suspension of prior business operations during 2001. Cash used in operations for the year ended December 31, 2002 includes cash used in the start-up of operations of VTE and Capital Markets of approximately $160,000.

Our capital expenditures amounted to approximately $172,000 for the year ended December 31, 2002 and approximately $3.6 million for the year ended December 31, 2001.

At December 31, 2002, we had approximately $49.1 million of federal and state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2022. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our net operating loss carryforward attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Long-Term Investments

Our long-term investments are accounted for using the cost method of accounting for investments and none represent investments in publicly traded companies. The cost method is used as we do not have a majority interest and do not have significant influence over the operations of the respective companies. Distributions received by us are recorded as investment income on the statement of operations to the extent the distribution does not exceed our proportionate share of the company’s earnings. Distributions in excess of our proportionate share would reduce our investment.

The fair value of our long-term investments is dependent upon the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. The fair value of our ownership interests in, and advances to, privately held companies is generally determined based on overall market conditions, availability of capital as well as the value at which independent third parties have invested in similar private equity transactions. We evaluate, on an on-going basis, the carrying value of our ownership interests in and advances to the companies in which we have invested for possible impairment based on achievement of business plan objectives, the financial condition and prospects of the company and other relevant factors, including overall market conditions. Such factors may be financial or non-financial in nature. If as a result of the review of this information, we believe our investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” on the statements of operations. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported.

Software Development

All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized up to the point of product marketability. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. All software development costs capitalized are amortized over the remaining useful life of the product (generally three years) using the straight-line method. All other software development costs are expensed as incurred.

Risks Related to Our Business

We have eliminated all of our prior business operations and have limited sources of future income.

In May 2001, the Board of Directors determined that the capital requirements under our existing business plan for fiscal year 2001 were greater than currently available capital resources and, therefore in May 2001, we reduced a substantial portion of our operations. Operations were reduced further in June 2001 when various contracts, including Sears, expired or were terminated and further headcount reductions occurred. The Board of Directors was engaged for the rest of 2001 in analyzing and considering various financial and strategic alternatives available to us, including the possible licensing or sale of our MARKETBridges software platform as well as continuing to negotiate with our creditors in an attempt to reduce our liabilities and commitments. By year-end 2001, we had liquidated substantially all continuing liabilities and commitments and written off the remaining carrying value of our MARKETBridges software.

Although we have taken actions to preserve cash, expenditures are expected to continue and we currently have a limited source of future income from our current investments in Ampco, VTE and Capital Markets. In addition, revenue producing operations of VTE and Capital Markets are not anticipated to commence until 2003 and there is no assurance that they will do so then, or if they do, that they will exceed the expenses associated therewith. Our cash and cash equivalents at December 31, 2002 were approximately $3.0 million and working capital was approximately $3.1 million. There can be no assurance that the investments in VTE and Capital Markets will be profitable and that we will be successful in completing any of our other strategic iniatives we are presently pursuing. As a result, no assurance can be given that our cash will be sufficient to fund our future working capital requirements.

We have a history of losses and negative cash flow and anticipate continued losses.

Since our formation on January 1, 1998, we have incurred operating losses and negative cash flow. As of December 31, 2002, we had an accumulated deficit of approximately $56.4 million. In addition, for the periods ended October 13, 1997 and December 31, 1997, predecessors to us also experienced net losses. We have not achieved profitability and there can be no assurance that we will ever reach operating profitability.

We are currently in litigation and may be subject to additional litigation in the future.

See Part I. (Item 3—Legal Proceedings) for a discussion of current pending litigation.

Our current litigation, plus any future claims, with or without merit, may result in substantial costs and divert management’s attention and resources, which may seriously harm our business, prospects, financial condition and results of operations and may also harm our reputation, all of which may have a material adverse effect on our ability to pursue various strategic and financial alternatives as well as have a material adverse effect on our stock price. We may be unable to pay expenses or liabilities that may arise out of any possible legal claims. We cannot predict the outcome of any potential legal claims.

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

We have limited operating businesses.

As of December 31, 2001, we had terminated our prior operations and have no relevant operating history. We currently have a limited source of future income from our current investments in Ampco, VTE and Capital Markets. In addition, revenue producing operations of VTE and Capital Markets are not expected to commence until 2003 and there is no assurance that they will do so then, or if they do, that they will exceed the expenses associated therewith. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

We cannot provide any assurance of success or profitability.

There is no assurance that we will acquire a favorable business opportunity or that our investments in Ampco, VTE and Capital Markets will be successful and profitable. Even if we should become involved in another business opportunity, there is no assurance that such acquisition will be successful or profitable or that the market price of our stock will be increased thereby.

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

While we are reviewing opportunities with various businesses, we have no commitments to enter into or acquire a specific business opportunity and therefore we cannot disclose the risks and hazards of a business or opportunity that we may enter into except in a general manner. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to us and our stockholders if the business or opportunity proves to be unsuccessful. It is possible that we may elect to enter into a transaction with a business entity having no significant or only limited operating history, having a cumulative deficit and operating or other losses, limited or no potential for immediate earnings, limited assets, negative net worth or other characteristics which may be considered negative by the investment community. There is no assurance that we will be able to negotiate a transaction on favorable terms and conditions, if at all.

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

We are dependent upon management.

We currently have only one individual who is serving as our CEO, President and Chief Financial Officer. We are heavily dependent upon his skills, talents and abilities to implement our business plan. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning our management and Board of Directors. As of December 31, 2002, VTE had one full time employee, while Capital Markets employed, or used the services of five people, including Mr. Leslie and certain other affiliates. We are dependent on these individuals serving Capital Markets and VTE. In addition to our own employees, we use from time to time, and are dependent upon, various consultants or contractors to perform various support services including, legal, accounting and software development among others.

There is a scarcity of and competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of operating business entities. A large number of established and well-financed entities, including venture capital firms, are active in seeking mergers and acquisitions of operating companies, some of which may also be potential merger or acquisition candidates. Many such entities targeting business acquisition transactions have significantly longer operating history, greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a transaction on acceptable terms and conditions. Moreover, we may also compete with numerous other small public companies in seeking merger or acquisition candidates. These competitive conditions may exist in any industry in which we may become interested. In addition, some acquisition candidates may negatively regard our prior history.

Restrictions on Net Operating Loss Carryforwards.

At December 31, 2002, we had accumulated approximately $49.1 million of federal and state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2022. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of our net operating loss carryforwards that may be used to offset taxable income. We believe that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, we believe that utilization of the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an “ownership change” is based upon a factual determination of the value of our stock on such date. If the “ownership change” was determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, a second “ownership change” may occur in the future as a result of future changes in the ownership of our stock, including our issuance of stock in connection with our acquisition of a business. A second “ownership change” would result in Code Section 382 limiting our deduction of our future net operating loss carryforwards.

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

On May 11, 2001 our stock was delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a) or (b) and commenced trading on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority.

Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of our securities. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock, which will limit our ability to raise capital through the sale of our securities.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Ascendant Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Ascendant Solutions, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, consolidated stockholders equity and consolidated cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascendant Solutions, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Dallas, Texas

March 27, 2003

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,950	$4,204
Other receivable	87	26
Receivable from affiliate	8	—
Prepaid expenses	138	120

Total current assets	3,183	4,350
Property, equipment and software, net	159	6
Investments in limited partnerships, net	331	—
Other assets	—	5

Total assets	$3,673	$4,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80	$234
Accounts payable to affiliates	2	—
Accrued liabilities	38	116

Total current liabilities	120	350
Limited partnership interests	247	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,230,900 at December 31, 2002 and December 31, 2001	2	2
Additional paid-in capital	59,822	59,718
Deferred compensation	(81)	—
Accumulated deficit	(56,437)	(55,709)

Total stockholders’ equity	3,306	4,011

Total liabilities and stockholders’ equity	$3,673	$4,361

See accompanying notes

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues	$—	$2,284	$8,405
Cost of revenues	—	2,242	5,279

Gross profit	—	42	3,126

Operating expenses:
Selling, general and administrative expenses	998	10,068	18,835
Depreciation and amortization	18	2,158	2,473
Restructuring costs	—	5,892	2,460

Total operating expenses	1,016	18,118	23,768

Operating loss	(1,016)	(18,076)	(20,642)
Investment income	19	—	—
Interest income (expense), net	59	364	1,589
Gain (loss) on sale of assets	1	95	(481)
Limited partner interest in net losses of partnerships	209	—	—

Net loss	$(728)	$(17,617)	$(19,534)

Basic and diluted net loss per share	$(0.03)	$(0.83)	$(0.92)

Shares used in computing basic and diluted net loss per share	21,231	21,231	21,173

See accompanying notes

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000’s omitted)

	Preferred Stock	Common Stock Class A		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 1999	$—	21,097	$2	$59,604	$—	$(18,558)	$41,048
Exercise of options	—	134	—	134	—	—	134
Cashless exercise of warrants	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	(19,534)	(19,534)

Balance at December 31, 2000	—	21,231	2	59,718	—	(38,092)	21,628
Net loss	—	—	—	—	—	(17,617)	(17,617)

Balance at December 31, 2001	—	21,231	2	59,718	—	(55,709)	4,011
Issuance of restricted stock to officers	—	—	—	104	(104)	—	—
Amortization of deferred compensation	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	(728)	(728)

Balance at December 31, 2002	$—	21,231	$2	$59,822	$(81)	$(56,437)	$3,306

See accompanying notes

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Year Ended December 31,
	2002	2001	2000
Operating Activities
Net Loss	$(728)	$(17,617)	$(19,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	2,158	2,473
Deferred compensation amortization	23	—	—
(Gain) loss on disposal of property and equipment	(1)	967	—
Limited partner interest in net losses of partnerships	(209)
Write-down of computer software	—	5,892	—
Provision for doubtful accounts	—	163	1,154
Write-off of accounts receivable	—	—	—
Equipment conveyed in settlement of office lease obligation	—	96	—
Gain on early extinguishment of debt	—	(295)	—
Changes in operating assets and liabilities:
Accounts receivable	(69)	1,187	(151)
Prepaid expenses and other assets	(17)	368	(372)
Accounts payable	(152)	(1,349)	(65)
Accrued liabilities	(80)	(1,086)	472
Deferred revenue	—	(380)	380

Net cash used in operating activities	(1,215)	(9,896)	(15,643)

Investing Activities
Proceeds from sale of call center and other assets	8	1,234	—
Purchases of property, equipment and software	(172)	(3,576)	(4,572)
Investments in limited partnerships, net	(331)	—	—

Net cash used in investing activities	(495)	(2,342)	(4,572)

Financing Activities
Proceeds from sale of limited partnership interests	456	—	—
Exercise of stock options and warrants	—	—	114
Payments of long-term debt	—	(395)	(340)

Net cash provided by (used in) financing activities	456	(395)	(226)

Net decrease in cash and cash equivalents	(1,254)	(12,633)	(20,441)
Cash and cash equivalents at beginning of year	4,204	16,837	37,278

Cash and cash equivalents at end of year	$2,950	$4,204	$16,837

Supplemental Cash Flow Information
Cash paid for interest	$—	$25	$60

Cash paid for income taxes	$—	$—	$—

See accompanying notes

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its officers and directors. Toward that end, the Company is pursuing, among other things, the acquisition or development of manufacturing, distribution or service companies, along with the development of its real estate advisory business. The Company has reviewed numerous prospective acquisition candidates, however, there can be no assurance that it will be successful in these discussions or in any of its acquisition endeavors.

In addition, the Company has other relationships or transactions with other related parties or affiliates. Please see Note 15 to the consolidated financial statements contained herein.

During the second quarter of 2002, the Company initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Income received from this investment is reflected in “investment income” in the accompanying consolidated statements of operations. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces; federal, state and local governments; chemical manufacturers; explosives, pyrotechnics, and petrochemical handlers; petroleum refiners; steel and aluminum mills; hazardous material handlers; confined space and grain storage facilities; and shipyards. During 2002, the Company recorded its estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, management has reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital, thereby reducing the Company’s net investment to $331,000.

On August 1, 2002, the Company formed a wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. The Company invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, the Company’s Chairman, and Mr. Bowe, the Company’s President and CEO, are also limited partners of VTE. VTE acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and made expenditures of approximately $148,000 for software enhancements and improvements, of which $75,000 was capitalized. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. In the first quarter of 2003, VTE received approximately $165,500 from the issuance of additional limited partnership interests to outside investors, including $37,500 from the Company.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In late October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. The Company owns 80% of Capital Markets and has committed to fund up to $100,000 in Capital Markets, however such commitment has not yet been drawn upon. The remaining 20% of Capital Markets is owned by affiliated parties. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. Capital Markets intends to provide real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in the consolidated financial statements since its date of formation in late October 2002. Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC.

In connection with the establishment of Capital Markets, the Company is currently evaluating ways in which it might engage as a principal to acquire certain real estate assets. The Company has not fully evaluated this opportunity. As a result, the Company is unable to determine what, if any, real estate it may acquire or the cost, type, location, or other specifics about such real estate or the method or means of such acquisition.

Reduction in Size and Scope of Operations

The Company had previously been engaged in providing call center, order management and fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. In the fourth quarter of 2000, the Company focused on offering supply chain solutions for companies engaged in business-to-business commerce. In connection with the above, the Company sold its distribution and call center service businesses in late 2000 and early 2001. After the Company reviewed its preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, the Company determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, beginning in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a 98% reduction in its workforce through December 31, 2001. After a thorough analysis and exploration of various options during 2001, the Company wrote off the carrying value of its MARKETBridges software with a charge to operations of $5.9 million, which is reflected as restructuring costs in the accompanying consolidated statement of operations.

In connection with its asset preservation plan in 2001, the Company took actions to reduce expenditures, liabilities and commitments and to preserve cash. Through December 31, 2001, the Company was able to extinguish liabilities and commitments aggregating approximately $7.7 million for aggregate cash payments of approximately $1.35 million.

As a result of the termination of its customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, the Company had no revenue-producing contracts or operations.

Significant Accounting Policies

Basis of Presentation

Certain amounts have been reclassified from prior years’ classifications to conform with the current year’s presentation. The consolidated financial statements include the accounts of Ascendant Solutions and all

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries for which the Company has significant influence over operations. All intercompany balances and transactions have been eliminated. The limited partnership interests for the subsidiaries and related minority interests are included on the balance sheet as Limited Partnership Interests.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Concentration of Credit Risk

At December 31, 2001, all of the Company’s trade accounts receivable were either collected or written off. The Company generally did not require collateral. The Company maintained an allowance for doubtful accounts for potential credit losses.

Significant Customers

All of the Company’s prior business contracts with customers expired or were terminated on or about June 30, 2001. The Company provided services to two major clients, which were related through common control. Sales to the combined entities amounted to 82% in 2001 and 2000. Accounts receivable due from the combined entities amounted to 56% of total receivables at December 31, 2000.

Property and Equipment

Property and equipment from prior business operations was carried at cost through June 30, 2001. Equipment acquired under capital leases was stated at the lower of the present value of future minimum lease payments or fair value of the equipment at the inception of the lease. Through June 30, 2001, depreciation and amortization of property and equipment, other than leasehold improvements, were provided over the estimated useful lives of the assets (ranging from three to seven years) using the straight-line method. Leasehold improvements were amortized on a straight-line basis over the shorter of the respective lease term or estimated useful life of the asset. See discussion of sale of assets in Note 3.

As a result of the termination of customer contracts on or about June 30, 2001, the Company discontinued depreciation and amortization and began evaluating the marketability of its assets (see Long-Lived Assets below).

Property and equipment associated with new business operations are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets (generally three years) using the straight-line method.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to determine if the facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the long-lived assets will be reduced accordingly based on discounted cash flow analyses. The Company recorded impairment provisions of approximately $6.9 million during the year ended December 31, 2001 primarily related to the reevaluation and eventual write-off of the MARKETBridges software platform.

Long-Term Investments

Long-term investments are accounted for using the cost method of accounting for investments and none represent investments in publicly traded companies. The cost method is used as the Company does not have a majority interest and does not have significant influence over the operations of the respective companies. Distributions received by the Company are recorded as investment income on the statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the company’s earnings. Distributions in excess of the Company’s proportionate share would reduce the Company’s investment.

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

Software Development

All development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized up to the point of product marketability. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. All software development costs capitalized are amortized over the remaining useful life of the product (generally three years) using the straight-line method. All other software development costs are expensed as incurred.

Advertising Costs

Product advertising costs were expensed as incurred. There were no advertising expenses in 2002. Advertising expenses in 2001 and 2000 were related to call center, order management, and fulfillment services and supply chain solutions. Amounts expensed were approximately $33,000 and $840,000 for the years ended December 31, 2001 and 2000, respectively.

Income Taxes

Since its incorporation on January 1, 1998, the Company has accounted for income taxes under the liability method.

Net Loss Per Share

Basic and diluted net loss per share is computed based on the loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilutive securities consisting of warrants and stock options were not included in the calculation as their effect is antidilutive. If the Company had reported net income for the years ended December 31, 2002, 2001 and 2000, the dilutive shares calculation would have included no additional shares in 2002, 2001 or 2000, respectively, before applying the treasury stock method. The number of dilutive shares resulting from assumed conversion of stock options would be determined by using the treasury stock method.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options and stock based awards. Under APB 25, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The additional disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation,” are included in Note 12.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and loans payable that are carried at cost, which approximates fair value.

2.    Modification of Services

During 2000, the Company announced its intention to modify its service offering by concentrating solely on a new software platform identified as MARKETBridges. Certain clients were converted from the Company’s previous software platform, LYNX. All remaining capitalized costs relating to LYNX were amortized during 2000. See Note 3 for a summary of the sales of the assets related to the services which the Company discontinued during 2000.

Costs of approximately $4.9 million and $3.3 million were incurred to develop MARKETBridges during 2001 and 2000. The undepreciated balance of the software of approximately $5.9 million was written off in 2001.

The Company terminated all services pursuant to client contracts with its previous operations on or about June 30, 2001.

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

	Fulfillment Services	Call Center Services
Carrying value of net assets sold	$167,000	$1,397,000
Net sales price	83,000	1,000,000

Loss on sale	$84,000	$397,000

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loss on the sale of assets was recorded in the statement of operations for the year ended December 31, 2000 and the call center assets were carried on the balance sheet at December 31, 2000 at their net realizable value based on the February 2001 sale.

By December 31, 2001, the Company had sold a portion of its property and equipment at a gain of approximately $95,000. The Company wrote-off property and equipment of approximately $967,000, during 2001.

The Company sold property and equipment at a gain of approximately $1,000 during 2002.

4.    Details of Certain Balance Sheet Accounts

Property and equipment consist of the following:

	December 31,
	2002	2001
VTE computer equipment and software	$154,000	$—
Furniture, fixtures and equipment	21,000	11,000

	175,000	11,000
Less accumulated depreciation and amortization	(16,000)	—

	$159,000	$11,000

Accrued liabilities consisted of the following:

	December 31,
	2002	2001
Accrued property taxes	$5,000	$76,000
Accrued expenses	33,000	40,000

	$38,000	$116,000

6.    Long-term Debt

Long-term debt related to a long-term note in the amount of approximately $1.5 million. In October 2001, the Company settled the remaining balance of the obligation for a discounted payment of $225,000 and recorded a gain of $295,000.

Interest expense under long-term debt was approximately $25,000 and $60,000 for the years ended December 31, 2001 and 2000, respectively. There was not interest expense for 2002. The Company has no long-term debt at December 31, 2002.

7.    Restructuring Costs

In May 2000, the Company terminated the development of its browser-based software platform known as Mercury and eliminated its internal software development department. In addition, the Company completed reorganization and reduced its workforce. The write-off of Project Mercury, plus the severance and other costs related to these events, amounted to approximately $2.5 million.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs of approximately $4.9 million and $3.3 million were incurred to develop MARKETBridges during 2000 and 2001. The undepreciated balance of the software of approximately $5.9 million was written off in 2001.

8.    Income Taxes

The provision (benefit) for income taxes is reconciled with the statutory rate for the years ended December 31, 2002, 2001 and 2000 as follows:

	2002	2001	2000
Provision (benefit) computed at federal statutory rate	$(247,000)	$(5,990,000)	$(6,642,000)
State income taxes, net of federal tax effect	(32,000)	(530,000)	(560,000)
Change in deferred tax assets valuation allowance	389,000	6,594,000	6,975,000
Other	(110,000)	(74,000)	227,000

	$—	$—	$—

Significant components of the deferred tax asset at December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Deferred tax assets (liabilities):
Net operating loss carryforward	$18,157,000	$17,772,000	$10,336,000
Property and equipment	—	3,000	179,000
Accrued expenses	—	—	221,000
Prepaid insurance	1,000	(6,000)	(25,000)
Allowance for doubtful accounts	—	—	464,000

Total deferred tax assets	18,158,000	17,769,000	11,175,000
Less valuation allowance	(18,158,000)	(17,769,000)	(11,175,000)

Net deferred tax assets	$—	$—	$—

The Company’s total deferred tax assets have been fully reserved because of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the accompanying consolidated financial statements.

At December 31, 2002, the Company had accumulated approximately $49.1 million of federal and state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2022. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of the Company’s net operating loss carryforwards that may be used to offset taxable income. The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company’s net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an “ownership change” is based upon a factual determination of the value of the stock of the Company on such date. If the “ownership change” was determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, a second “ownership change” may occur in the future as a result of future changes in the ownership of the Company’s stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A second “ownership change” would result in Code Section 382 limiting the Company’s deduction of its future net operating loss carryforwards.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity

Common Stock

In November 1999, the Company completed an IPO of 5,750,000 common shares (including underwriters’ over-allotment) for $8.00 per share. Net proceeds to the Company aggregated approximately $41.9 million. As of the closing date of the offering, all of the Series A convertible preferred stock outstanding was converted into 2,250,000 shares of common stock.

The company has warrants outstanding to purchase an aggregate of 1,000,000 shares of common stock at prices ranging from $1.00 to $3.00 per share related to the Company’s private placement offering in 1999. The warrants originally were set to expire in February 2004, however, in 2003 were extended to 2006.

Preferred Stock

The Company has authorized preferred stock as follows:

Series A convertible preferred stock, $.0001 par value	1,111,111 shares
Series B redeemable preferred stock, $.0001 par value	1,111,111 shares
Series C non-voting preferred stock, $.0001 par value	3,200,000 shares
“Blank check” preferred stock, $.0001 par value	2,077,778 shares

Total	7,500,000 shares

No preferred stock was outstanding at December 31, 2002 or 2001.

On July 24, 2001, James C. Leslie, Chairman of the Board, and CLB Partners, Ltd. purchased an aggregate of 5,000,000 shares of the Company’s common stock at $0.08 per share from Norman Charney (former Chairman and Chief Executive Officer) and CCLP, Ltd., a Texas limited partnership, of which David Charney (son of Norman Charney) is the sole general partner. CLB Holdings LLC, a Texas limited liability company, is the general partner of CLB Partners, Ltd. Richard Bloch, a director of the Company, and Will Cureton are the managers of CLB Holdings LLC and the Richard and Nancy Bloch Family Trust and Will Cureton are the members of CLB Holdings LLC. These shares are subject to a Voting Agreement dated July 24, 2001 by and among CLB Partners, Ltd., James C. Leslie, Will Cureton, and Richard Bloch.

During the second quarter of 2002, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. These shares have not been included in the EPS calculation, as they have not yet vested.

Deferred Compensation equivalent to the market value of the shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying consolidated statement of operations for the year ended December 31, 2002 amounted to approximately $23,000.

10.    Stock Options

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. The exercise price of the options is determined by the administrators of the Plan, but cannot be less than the fair market value of the Company’s common stock on the date of the grant. Options vest ratably over periods of one to six years from the date of the grant.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 2002 Equity Incentive Plan (the “2002 Plan”), approved in March 2002, authorizes the granting of awards, which would allow up to an aggregate of 2,000,000 shares of common stock to be acquired. Awards include (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) deferred stock, (v) stock reload options and/or (vi) other stock-based awards. Options may be granted under the Equity Incentive Plan to any person who is an officer, other employee or consultants of the Company and any of its subsidiaries. The exercise price of Incentive Stock Options must be at least the fair market value of a share of the common stock on the date of grant (and not less than 110% of the fair market value in the case of an Incentive Stock Option granted to someone owning 10% or more of the common stock). The exercise price of Nonqualified Stock Options may be less than 100% of the fair market value of a share of common stock on the date of grant. The term of an option may not exceed ten years (five years in the case of an Incentive Stock Option granted to someone owning 10% or more of the common stock).

As of December 31, 2002, options to purchase 1,340,000 shares of common stock were outstanding under the Plan.

Following is a summary of the activity of the Plans:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,785,000	2.81
Granted in 2001	335,000	0.27
Exercised in 2001	—	—
Canceled in 2001	(1,355,000)	2.34

Outstanding, December 31, 2001	765,000	2.52
Granted in 2002	1,385,000	0.24
Exercised in 2002	—	—
Canceled in 2002	(810,000)	2.37

Outstanding, December 31, 2002	1,340,000	0.26

Additional information regarding options outstanding as of December 31, 2002 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Number Exercisable	Weighted Average Exercise Price
$1.00	30,000	6.19	30,000	$1.00
$0.24	1,310,000	9.20	0	$0.24

	1,340,000		30,000	$0.26

On March 14, 2002, in an attempt to further align the interests of management and members of its Board of Directors with its stockholders, the Company granted an aggregate of 375,000 options, having a strike price of $0.24 per share, to certain of its directors. In addition, the Company granted an aggregate of 1,000,000 performance-based options, 400,000 to its Chairman and 600,000 to its President & CEO. These management options, having an exercise price of $0.24 per share, are intended to incentivize management by vesting upon achievement of certain levels of cash flow generated by the Company. Additionally, in March 2002, the Company cancelled 450,000 options previously held by its President & CEO and issued 425,000 shares of restricted stock in lieu thereof. These shares of restricted stock vest over three years. The award of performance-based options and restricted stock to the President & CEO was made, in part, in exchange for a reduction of salary paid to its President & CEO. As of December 31, 2002, after the issuance of the aforementioned options, the Company had 1,340,000 options outstanding under the Plan.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Had compensation cost been recognized consistent with SFAS No. 123, the Company’s net loss attributable to common stockholders and loss per share would have been increased to pro forma amounts indicated below for the years ended December 31, 2002 and 2001:

Net loss attributable to common stockholders:
	2002	2001
As reported	$728,000	$17,617,000
Pro forma	100,000	17,798,000
Basic and diluted net loss per share:
As reported	$0.03	$0.83
Pro forma	—	0.84

The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 2002. The following weighted average assumptions were applied in determining the pro forma compensation cost:

Risk-free interest rate	4.69%
Expected option life in years	6.0
Expected stock price volatility	1.837
Expected dividend yield	0.0%

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair market value method and, if so, when to begin transition to that method.

In February 1999, in a separate transaction outside of the Plan, an executive of the Company was granted options exercisable for 957,500 shares of common stock. The stock options are exercisable at any time at a price of $1.00 per share, which equaled the fair value of the common stock on the date of the grant. The term of the options is five years.

11.    Employee Benefit Plan

The 401(k) Plan was terminated during 2001. There were no contributions in 2002.

12.    Computations of Basic and Diluted Net Loss Per Common Share

	2002	2001	2000
Numerator for basic and diluted loss per common share:
Net loss	$(728,000)	$(17,617,000)	$(19,534,000)

Denominator for basic net loss per common share:
Weighted average shares	21,230,900	21,230,900	21,173,196

Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—

Basic and diluted net loss per common share	$(0.03)	$(0.83)	$(0.92)

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2001, the Company terminated services from one of its service providers for failure to meet certain service level requirements as required by the contract. The aggregate commitment pursuant to the contract was approximately $1,900,000. In December 2001, the Company executed a settlement agreement with the service provider under which (1) the Company will pay $150,000 to the service provider for past services performed and (2) both the Company and the service provider received mutual releases. The service provider is in Chapter 11 bankruptcy proceedings and the Company and the service provider received approval of the settlement agreement from the bankruptcy court in February 2002 whereupon payment of $150,000 was made to the service provider.

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

The Company remains a guarantor on the lease for the building that was assumed by the buyer of the Company’s fulfillment business. This guarantee, in the aggregate gross amount of $497,000, terminates in April 2003. In connection with the expiration of the lease, the Company anticipates receiving the deposit of approximately $31,000 from the Landlord of the building.

The Company’s current office space is leased on a month-to-month basis from JamJen, Inc. (“Landlord”), an entity controlled by Jim Leslie, the Company’s Chairman. (See Note 15).

The Company has committed to fund up to $100,000 to Capital Markets, however such commitment has not yet been drawn upon.

14.    Contingencies

Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas, against the Company, certain of its directors, and a limited partnership of which a director is a partner. The five lawsuits assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for an unspecified amount of damages on behalf of a putative class of individuals who purchased the Company’s common stock between various periods ranging from November 11, 1999 to January 24, 2000. The lawsuits claim that the Company and the individual defendants made misstatements and omissions concerning the Company’s products and customers. The Company denies the plaintiffs’ allegations and intends to vigorously defend against the lawsuits. In April 2001, the Court consolidated the lawsuits and on July 26, 2002, Plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002.

The Company is also occasionally involved in other claims and proceedings which are incidental to its business. The Company cannot determine what, if any, material affect these matters will have on its future financial position and results of operations.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Related Party Transactions

As of May 1, 2002, the Company sublets its office space from JamJen, Inc. (“Landlord”), an entity controlled by Jim Leslie, the Company’s Chairman. The Company currently pays monthly rent of approximately $1,800. Total rent paid to current Landlord during 2002 was approximately $15,500. In addition, VTE and Capital Markets paid rent to the Landlord of $4,000 and $1,633, respectively. In connection with the sharing of office space with the Landlord, the Company incurs certain additional shared costs with the Landlord and other affiliated companies who share the office space. These costs were approximately $3,600. This gives rise to reimbursements to both the Company, the Landlord, and the other companies. In addition, to the rent paid, the Company paid approximately $15,000 to an entity controlled by the Landlord in connection with the build-out of its office space. One of the other companies who shares office costs is Eligius Holdings Company, which is a holding company for two individuals who are associated with Capital Markets. The gross costs paid on behalf of Eligius by the Company for 2002 were approximately $9,136, which costs have been reimbursed to the Company.

Jim Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC, a national real estate services firm. Capital Markets currently employs, or uses the services of, five people, including Mr. Leslie and certain other affiliates.

16.    Unaudited quarterly financial data for 2002 and 2001 as follows:

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands except per share amounts)

	March 31	June 30	Sept. 30	Dec. 31	YTD
2002
Operating revenue	—	—	—	—	—
Operating loss	$(180)	$(215)	$(257)	$(364)	$(1,016)
Net loss	(163)	(167)	(135)	(194)	(728)
Net loss per share, basic	(0.01)	(0.01)	0	(0.01)	(0.03)
Net loss per share, diluted	(0.01)	(0.01)	0	(0.01)	(0.03)
Weighted average shares	21,231	21,231	21,231	21,231	21,231

2001
Operating revenue	$1,327	$957	—	—	$2,284
Operating loss	(4,637)	(6,417)	(6,080)	(942)	(18,076)
Net loss	(4,458)	(6,317)	(6,021)	(821)	(17,617)
Net loss per share, basic	(0.21)	(0.30)	(0.28)	(0.04)	(0.83)
Net loss per share, diluted	(0.21)	(0.30)	(0.28)	(0.04)	(0.83)
Weighted average shares	21,231	21,231	21,231	21,231	21,231

During 2002, the Company recorded its estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, management has reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital.

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

None.

PART III.

Certain information required by Part III is incorporated by reference in this Annual Report on Form 10-K from our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”).

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned “Election of Directors” and “Management—Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned “Election of Directors,” “Management,” “Compensation Committee Report” and “Performance Graph.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section of the Proxy Statement captioned “Stock Ownership.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Proxy Statement captioned “Management.”

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements—Ascendant Solutions, Inc. The following consolidated financial statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules. All required schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the certifications are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

On November 19, 2002, we filed a Form 8-K reporting under “Item 9. Regulation FD Disclosure” the filing of a Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

ASCENDANT SOLUTIONS, INC.

By:	/s/ DAVID E. BOWE
David E. Bowe
CEO, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 31 day of March 2003, below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JAMES C. LESLIE James C. Leslie	Chairman of the Board

/s/ DAVID E. BOWE David E. Bowe	Director, Chief Executive Officer, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ JONATHAN R. BLOCH Jonathan R. Bloch	Director

/s/ RICHARD L. BLOCH Richard L. Bloch	Director

CERTIFICATIONS

I, David E. Bowe, certify that:

1. I	have reviewed this annual report on Form 10-K of Ascendant Solutions, Inc.;

2. Based	on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based	on my knowledge, the consolidated financial statements, and other consolidated financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The	registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The	registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The	registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ DAVID E. BOWE
David E. Bowe CEO, President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between ASD Systems, Inc. d/b/a Ascendant Solutions, a Texas corporation, and Ascendant Solutions, Inc., a Delaware corporation (Exhibit 2.1) (1)

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (Exhibit 3.1) (1)

3.2	Bylaws of Ascendant Solutions, Inc. (Exhibit 3.2) (1)

4.1	Specimen of Ascendant Solutions, Inc. Common Stock Certificate (Exhibit 4.1) (1)

4.2	1999 Long-Term Incentive Plan for ASD Systems, Inc. (Exhibit 4.2) (2)

4.3	Form of Stock Option Agreement under 1999 Long-Term Incentive Plan (Exhibit 4.3) (2)

4.4	401(k) Plan for ASD Systems, Inc. (Exhibit 4.4) (2)

4.5	Voting Agreement, dated July 24, 2001 by and among CLB Partners, Ltd., James C. Leslie, Will Cureton and Richard Bloch. (Exhibit 7.1) (3)

10.1	Multi-Tenant Industrial Triple Net Lease Agreement, dated January 1, 1998, between ASD Systems, Inc. and Catellus Development Corporation (Exhibit 10.6) (2)

10.2	Form of Indemnification Agreements with directors (Exhibit 10.10) (2)

10.3	Stock Option Agreement dated as of February 10, 1999 between ASD Systems and Paul M. Jennings (Exhibit 10.11) (2)

10.4	Form of Warrant granted to affiliates of CKM Capital LLC (Exhibit 10.15) (2)

10.5	Settlement Agreement, dated August 28, 2001, by and among Breakaway Solutions, Inc. and Ascendant Solutions, Inc. (Exhibit 10.24) (4)

10.6	Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and David E. Bowe*

10.7	Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and James C. Leslie*

10.8	Restricted Stock Agreement dated as of April 2, 2002 between Ascendant Solutions, Inc. and David E. Bowe*

10.9	Licensing and Co-Marketing Agreement, dated October 23, 2002 among CRESA Capital Markets Group, L.P. and CRESA Partners LLC*

21.1	Subsidiaries of Ascendant Solutions, Inc.*

23.1	Consent of Ernst and Young LLP*

99.1

Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2002, by David E. Bowe as Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 23, 2000.

(2)	Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form S-1, File No. 333-85983.

(3)	Incorporated by reference to the exhibit shown in parenthesis filed with James C. Leslie’s Schedule 13D, filed with the Commission on July 24, 2001.

(4)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

*	Filed herewith