Form 10-Q
period 2003-03-31
ASCENDANT SOLUTIONS INC
filed 2003-07-14
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐  NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

At June 30, 2003, there were approximately 21,665,900 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,919	$2,950
Other receivables	72	87
Receivable from affiliate	—	8
Prepaid expenses	97	138

Total current assets	3,088	3,183
Property, equipment, and software, net	156	159
Investments in limited partnerships, net	321	331

Total assets	$3,565	$3,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131	$80
Accounts payable to affiliates	9	2
Accrued liabilities	32	38

Total current liabilities	172	120
Limited partnership interests	295	247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,230,900, respectively	2	2
Additional paid-in capital	59,822	59,822
Deferred compensation	(72)	(81)
Accumulated deficit	(56,654)	(56,437)

Total stockholders’ equity	3,098	3,306

Total liabilities and stockholders’ equity	$3,565	$3,673

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net service revenue	$40	$—

Operating expenses:
Selling, general and administrative expenses	347	180
Depreciation and amortization	14	—

Total operating expenses	361	180

Operating loss	(321)	(180)
Investment income	14	—
Interest income (expense), net	10	17
Limited partner interest in net losses of partnerships	80	—

Net loss	$(217)	$(163)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per share	21,230,900	21,230,900

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net loss	$(217)	$(163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	—
Deferred Compensation	9	—
Loss in limited partnership interests	(80)	—
Changes in operating assets and liabilities:
Receivables	23	—
Prepaid expenses	41	34
Accounts payable	58	(111)
Accrued liabilities	(6)	(90)

Net cash used in operating activities	$(158)	$(330)

Investing Activities
Proceeds from sale of assets	—	6
Return of capital distributions	10
Purchases of property, equipment and software	(11)	—

Net cash provided (used) in investing activities	(1)	6

Financing Activities
Proceeds from sale of limited partnership interests	128	—

Net cash used in financing activities	128	—

Net decrease in cash and cash equivalents	(31)	(324)
Cash and cash equivalents at beginning of year	2,950	4,204

Cash and cash equivalents at end of quarter	$2,919	$3,880

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) financial position, consolidated results of operations and consolidated cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The consolidated results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003. The December 31, 2002 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements are presented on the basis that the Company is an on-going enterprise and do not reflect adjustments, if any, necessary if management is unable to execute its business strategy (see Note 2 – Reduction of Size and Scope of Operations).

During the second quarter of 2002, we initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces; federal, state and local governments; chemical manufacturers; explosives, pyrotechnics, and petrochemical handlers; petroleum refiners; steel and aluminum mills; hazardous material handlers; confined space and grain storage facilities; and shipyards. Income received from this investment is reflected in “investment income” in the accompanying consolidated statements of operations. The Company receives quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense (“EBITDA”). The amount of distributions received that exceed the Company’s 10% interest in Ampco’s net income are accounted for as return of capital. Starting in the second quarter of 2002, we recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received each quarter. Based on financial information received at year-end 2002, we reversed approximately $69,000 in the fourth quarter of 2002 of the $88,000 of investment income previously recorded and reflected it as a return of capital. During the first quarter of 2003 the Company accrued approximately $24,000 of first quarter distributions receivable from Ampco, $14,000 in earnings (recorded as investment income) and $10,000 in capital distributions (recorded as a return of capital).

On August 1, 2002, the Company formed a wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. The Company invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, the Company’s Chairman, and Mr. Bowe, the Company’s President and CEO, are also limited partners of VTE. VTE acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and have subsequently made expenditures of approximately $148,000 for software enhancements and improvements, of which $75,000 was capitalized. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. In the first quarter of 2003, VTE received approximately $165,500 from the issuance of additional limited partnership interests to outside investors, including $37,500 from the Company and made additional capital expenditures of $3,000.

In late October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. The Company owns 80% of Capital Markets and has committed to fund up to $100,000 in Capital Markets, however such commitment has not yet been drawn upon. The remaining 20% of Capital Markets is owned by Eligius Holding Company (an entity controlled by Brant Bryan and Cathy Sweeney) and David Stringfield. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. Capital Markets intends to provide real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Net service revenues of $40,000 were earned by Capital Markets in the first quarter of 2003. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in the consolidated financial statements since its date of formation in late October 2002. Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs, or uses the services of, five people, including Mr. Leslie, Mr. Bryan, Ms. Sweeney and Mr. Stringfield.

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

2. Reduction of Size and Scope of Operations

After the Company reviewed its preliminary operating results for the first quarter of 2001 as well as the overall economic and market environment for e-commerce businesses, the Company determined that the capital requirements under its existing business plan for fiscal year 2001 were greater than the capital resources then currently available. As a result, beginning in May 2001, the Company reduced the size and scope of its operations and implemented a plan to preserve assets and reduce its expenditures, liabilities and commitments. In connection with this action, the Company effected a 98 % reduction in workforce through December 31, 2001.

As a result of the termination of its customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, the Company had no revenue-producing contracts or operations. Commencing in the first quarter of 2003 Capital Markets earned $40,000 on one real estate consulting contract.

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its officers and directors. Toward that end, the Company is pursuing, among other things, the acquisition or development of manufacturing, distribution or service companies, along with the development of its real estate advisory business. The Company has reviewed numerous prospective acquisition candidates and is continuing its search for prospective acquisition candidates. However, there can be no assurance that the Company will be successful in these discussions or in any of its acquisition endeavors.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

3. Computation of Basic and Diluted Net Loss Per Common Share

During the second quarter of 2002, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. The restricted stock certificates were issued on April 2, 2003.

Deferred Compensation equivalent to the market value of these shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying consolidated statement of operations for the quarter ended March 31, 2003 amounted to approximately $8,700.

	Three months ended March 31,
	2003	2002
Net loss	$(217,000)	$(163,000)
Weighted average number of shares outstanding	21,230,900	21,230,900
Basic and diluted net loss per share	$(0.01)	$(0.01)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report together with the financial statements, notes and management’s discussion contained in our Form 10-K for the year ended December 31, 2002. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

The Company

Ascendant Solutions, Inc. is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 102, Dallas, Texas 75248. Our telephone number is (972) 250-0945.

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

As a result of the termination of our customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue producing contracts or operations. Commencing in the first quarter of 2003, CRESA Capital Markets Group, L.P., one of our subsidiaries, earned $40,000 on one real estate consulting contract.

We are currently seeking to (1) most effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards and (2) capitalize on the experience and contacts of our officers and directors. Toward that end, we are pursuing, among other things, the acquisition or development of manufacturing, distribution or service companies, along with the development of our real estate advisory business. We have reviewed numerous prospective acquisition candidates and are continuing our search for prospective acquisition candidates. However, there can be no assurance that we will be successful in these discussions or in any of our acquisition endeavors.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

As of May 1, 2002, we sublet our office space from JamJen, Inc. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. Richard Bloch, one of our directors, is a member of CLB Holdings LLC, the general partner of CLB, a limited partner of Fairways 2001 Office Partners Ltd., a limited partnership that owns the building in which the office space is leased by Landlord. Mr. Leslie controls Fairways 2001 Office Partners Ltd. We currently pay monthly rent of approximately $1,800. In addition, VTE and Capital Markets pay monthly rent to the Landlord of $4,000 and $1,633, respectively. In connection with our sharing of office space with the Landlord, we incur certain shared costs with the Landlord, which gives rise to reimbursements to us and the Landlord. These costs were approximately $3,600 in 2002. In addition, to the rent paid, in 2002 we paid approximately $15,000 to an entity controlled by the Landlord in connection with the build-out of our office space. We have not entered into a lease with the Landlord, but rather are renting our office space on a month-to-month basis. We believe that such arrangement has been on terms no less favorable to us than could have been obtained in a transaction with an independent third party.

NASDAQ and OTC Bulletin Board Delisting

On May 11, 2001, our stock was delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (a) or (b) and commenced trading on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires us to remain current in our periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase the common stock, which, in turn, severely affects the market liquidity of our securities.

Effective June 25, 2003, our stock was delisted from the OTC Bulletin Board for failure to comply with NASD Rule 6530, as a result of our failure to timely file our Form 10-Q for the period ended March 31, 2003. Effective June 25, 2003, our stock became eligible for trading on the National Quotation Bureau’s “Pink Sheets,” under the symbol ASDS. Because trading will be conducted in the “Pink Sheets,” there may be a reduction in the liquidity and trading volume of our stock. This lack of liquidity may also make it difficult for us to raise additional capital, if necessary. We intend to reapply for listing on the OTC Bulletin Board.

Other Recent Events

During the second quarter of 2002, we initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Income received from this investment is reflected in “investment income” in the accompanying consolidated statements of operations.

Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces, federal, state and local governments, chemical manufacturers, explosives and pyrotechnics; petrochemicals handlers; petroleum refining; steel and aluminum mills; hazardous material handling; confined space and grain storage facilities; and shipyards. During 2002, we recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, management has reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital, thereby reducing our net investment to approximately $331,000 at December 31, 2002. During the first quarter of 2003, the Company accrued approximately $24,000 of first quarter distributions receivable from Ampco, $14,000 in earnings (recorded as investment income) and $10,000 in capital distributions (recorded as a return of capital).

On August 1, 2002, we formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. We invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE. VTE acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and made expenditures of approximately $148,000 for software enhancements and improvements. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. In the first quarter of 2003, VTE received approximately $165,500 from the issuance of additional limited partnership interests to outside investors, including $37,500 from us.

In October 2002, we formed a capital markets subsidiary, CRESA Capital Markets Group, L.P. (“Capital Markets”), and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. We own 80% of Capital Markets and have committed to fund up to $100,000 in Capital Markets, however such commitment has not yet been drawn upon. The remaining 20% of Capital Markets is owned by Eligius Holding Company (an entity controlled by Brant Bryan and Cathy Sweeney) and David Stringfield. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. Capital Markets intends to provide real estate financial advisory services to corporate clients on a fee basis which could provide us with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Net service revenues of $40,000 were earned by Capital Markets in the first quarter of 2003. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in the consolidated financial statements since its date of formation in late October 2002. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs, or uses the services of, five people, including Mr. Leslie, Mr. Bryan, Ms. Sweeney and Mr. Stringfield.

In connection with the establishment of Capital Markets, we are currently evaluating ways in which we might act as a principal to acquire certain corporate real estate assets. We have not fully evaluated this opportunity. As a result, we are unable to determine what, if any, real estate it may acquire or the cost, type, location, or other specifics about such real estate or the method or means of such acquisition. There can be no assurances that we will decide to acquire real estate assets in the future or how we might do so.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Long-Term Investments

Our long-term investments are accounted for using the cost method of accounting for investments and none represent investments in publicly traded companies. The cost method is used as we do not have a majority interest and do not have significant influence over the operations of the respective companies. Distributions received by us are recorded as investment income on the consolidated statement of operations to the extent the distribution does not exceed our proportionate share of the company’s earnings. Distributions in excess of our proportionate share would reduce our investment.

The fair value of our long-term investments is dependent upon the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. The fair value of our ownership interests in, and advances to, privately held companies is generally determined based on overall market conditions, availability of capital as well as the value at which independent third parties have invested in similar private equity transactions. We evaluate, on an ongoing basis, the carrying value of our ownership interests in and advances to the companies in which we have invested for possible impairment based on achievement of business plan objectives, the financial condition and prospects of the company and other relevant factors, including overall market conditions. Such factors may be financial or non-financial in nature. If as a result of the review of this information, we believe our investment should be reduced to a fair value below our cost, the reduction would be charged to “loss on investments” on the consolidated statements of operations. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported.

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Revenues. As discussed above, we had no operating revenues during the three months ended March 31, 2002. Capital Markets earned net service revenue of $40,000 from one real estate consulting contract in the first quarter of 2003.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from $180,000 in the first quarter of 2002 to $347,000 in the first quarter of 2003, primarily as a result of the inclusion of VTE’s operating expenses ($79,000) and Capital Market’s operating expenses ($87,000) in the consolidated statement of operations for the first quarter of 2003 with no comparable expenses in the first quarter of 2002.

Depreciation and Amortization. As a result of the elimination of operations on July 1, 2001, we discontinued depreciation and amortization and commenced to evaluate the marketability of our assets, the final disposition of which occurred in the first quarter of 2002. Depreciation expense amounted to $14,000 in the first quarter of 2003 compared with no depreciation expense in the first quarter of 2002. VTE depreciation of $13,000 (primarily software and related equipment) accounts for the majority of depreciation expense in the first quarter of 2003.

Investment income. During the first quarter of 2003, we earned approximately $14,000 on our investment in Ampco Partners, Ltd. where an additional $10,000 was received from Ampco and was treated as a return of capital. There was no comparable investment income during the first quarter of 2002.

Interest income (expense), net. For the three months ended March 31, 2003, interest income, net of expense, was approximately $10,000 compared to approximately $17,000 in net interest income for the three months ended March 31, 2002. The decrease is due to the decrease in the average balance of cash and cash equivalents from March 31, 2002 to March 31, 2003 coupled with an overall reduction in money market interest rates.

Limited partner interest in net losses of partnerships. Limited partner interest in net losses of partnerships for the three months ended March 31, 2003 amounted to $80,000 ($71,000 from VTE and $9,000 from Capital Markets). There were no comparable limited partner interests in the three months ended March 31, 2002.

Seasonality

Prior to July 1, 2001, our revenues and business have historically been seasonal. In view of the termination of our customer contracts, we no longer expect a seasonal component to our business, although it is possible if we are successful in acquiring or developing a business, that such business could be seasonal.

Liquidity and Capital Resources

At December 31, 2001, we had liquidated substantially all liabilities and commitments associated with our prior business operations that were discontinued in 2001.

During the first quarter of 2003 our capital expenditures were minimal and amounted to $11,000.

During the first quarter of 2003, VTE received approximately $165,000 from the issuance of additional partnership interests to outside investors, including $37,500 from us to fund its marketing efforts. At March 31, 2003, VTE had approximately $28,000 in cash and cash equivalents on hand.

At March 31, 2003, we had approximately $2.9 million in cash and cash equivalents and $2.9 million in working capital.

Except for Capital Markets’ net real estate service fees earned on one contract in the first quarter of 2003 of $40,000, we have not had revenue-producing operations to offset current operating expenses since July 1, 2001. The adequacy of our liquidity and capital resources will be largely dependent upon the success of Ampco, VTE, Capital Markets and other future acquisition or business operations as well as the development of Capital Markets. We will continue to incur expenses in connection with investigating potential acquisitions and business opportunities and meeting general corporate overhead expenses. One of our largest expense categories has been, and will continue to be, costs associated with being a public company, which include, but are not limited to, increased insurance, legal and accounting expenses.

We have committed to fund up to $100,000 in Capital Markets, however, such commitment has not yet been drawn upon. Additionally, affiliated parties have committed to fund an additional $25,000, however, such commitment has not yet been drawn upon.

At December 31, 2002, we had accumulated approximately $49.1 million of federal and state net operating loss carryforwards, which subject to limitations, are available to offset future taxable income in future years. The carryforwards, if not fully utilized, will expire from 2018 to 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. David Bowe as our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Bowe concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, due to the limited size of our staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing and reporting of transactions. We periodically assess the cost versus benefit of adding the resources that would remedy this situation and currently, with the concurrence of the board of directors, do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to our operations.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

(2) From November 10, 1999 (the effective date of the Registration Statement) to March 31, 2003 (the ending date of this report), we expended net offering proceeds for the following uses:

•	Construction of plant, building and facilities	$0
•	Purchase and installation of machinery, equipment and software	$8,830,000
•	Purchase of real estate	$0
•	Acquisition of other businesses	$475,000
•	Repayment of indebtedness	$4,135,000
•	Working capital	$26,105,000
•	Temporary investments	$2,335,000	*

All of the payments referenced above were direct or indirect payments, or investments to others.

•	Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents through the purchase of government securities.

As of March 31, 2003, we have approximately $2.3 million remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to acquire manufacturing, distribution or service companies or other investments. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

99.1	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2003, by David E. Bowe as Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(b)	Reports on Form 8-K

On April 9, 2003, we filed a report on Form 8-K disclosing that Ernst & Young LLP did not intend to stand for re-election as our independent auditor.

On July 1, 2003, we filed a report on Form 8-K disclosing that (1) we had engaged BDO Seidman, LLP as the independent accountants for Ascendant Solutions and (2) effective June 25, 2003 we had been delisted from the OTC Bulletin Board for failure to timely file the Form 10-Q for the period ended March 31, 2003.

On July 2, 2003, we filed a report on Form 8-K disclosing our prepared response for stockholder inquiries regarding the status of our Form 10-Q for the period ended March 31, 2003, the OTC Bulletin Board’s delisting of our stock and our eligibility for trading on the National Quotation Bureau’s “Pink Sheets.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2003	ASCENDANT SOLUTIONS, INC.

	By:	/s/ DAVID E. BOWE
David E. Bowe Chief Executive Officer, President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, David E. Bowe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascendant Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: July 14, 2003

/s/ DAVID E. BOWE
David E. Bowe Chief Executive Officer, President and Chief Financial Officer