Form 10-Q
period 2003-06-30
ASCENDANT SOLUTIONS INC
filed 2003-08-14
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

At July 31, 2003, there were approximately 21,665,900 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

PART I.

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,701	$2,950
Other receivables	49	87
Receivable from affiliate	—	8
Prepaid expenses	57	138

Total current assets	2,807	3,183
Property, equipment, and software, net	140	159
Investments in limited partnerships, net	312	331

Total assets	$3,259	$3,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63	$80
Accounts payable to affiliates	8	2
Accrued liabilities	40	38

Total current liabilities	111	120
Limited partnership interests	324	247
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,665,900 at June 30, 2003 and 21,230,900 at December 31, 2002	2	2
Additional paid-in capital	59,822	59,822
Deferred compensation	(64)	(81)
Accumulated deficit	(56,936)	(56,437)

Total stockholders’ equity	2,824	3,306

Total liabilities and stockholders’ equity	$3,259	$3,673

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net service revenue	$40	$—	$80	$—

Operating expenses:
Selling, general and administrative expenses	419	212	766	392
Depreciation and amortization	15	3	30	3

Total operating expenses	434	215	796	395

Operating loss	(394)	(215)	(716)	(395)
Investment income	20	33	34	33
Interest income (expense), net	10	15	21	32
Limited partner interest in net losses of partnerships	82	—	162	—

Net loss	$(282)	$(167)	$(499)	$(330)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	21,665,900	21,230,900	21,448,400	21,230,900

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net loss	$(499)	$(330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	3
Deferred Compensation	17	—
Loss in limited partnership interests	(162)	—
Changes in operating assets and liabilities:
Receivables	46	(43)
Prepaid expenses	81	71
Accounts payable	(11)	(120)
Accrued liabilities	2	(99)

Net cash used in operating activities	$(496)	$(518)

Investing Activities
Investment in limited partnership	—	(400)
Proceeds from sale of assets	—	6
Return of capital distributions	19	—
Purchases of property, equipment and software	(11)	(12)

Net cash provided by (used in) investing activities	8	(406)

Financing Activities
Proceeds from sale of limited partnership interests	239	—

Net cash provided by financing activities	239	—

Net decrease in cash and cash equivalents	(249)	(924)
Cash and cash equivalents at beginning of year	2,950	4,204

Cash and cash equivalents at end of the period	$2,701	$3,280

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The consolidated results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003. The December 31, 2002 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements are presented on the basis that the Company is an on-going enterprise and do not reflect adjustments, if any, necessary if management is unable to execute its business strategy (see Note 2 – Reduction of Size and Scope of Operations).

During the second quarter of 2002, we initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces; federal, state and local governments; chemical manufacturers; explosives, pyrotechnics, and petrochemical handlers; petroleum refiners; steel and aluminum mills; hazardous material handlers; confined space and grain storage facilities; and shipyards. Income received from this investment is reflected in “investment income” in the accompanying consolidated statements of operations. The Company receives quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense (“EBITDA”). The amount of distributions received that exceed the Company’s 10% interest in Ampco’s net income are accounted for as return of capital. Starting in the second quarter of 2002, we recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received each quarter. Based on financial information received at year-end 2002, we reversed approximately $69,000 in the fourth quarter of 2002 of the $88,000 of investment income previously recorded and reflected it as a return of capital. For the three months and six months ended June 30, 2003 the Company recorded approximately $29,000 and $53,000, respectively, of quarterly distributions from Ampco, ($20,000 and $34,000 as investment income for the three months and six months ended June 30, 2003, respectively, with the balance reflected as a reduction in the Company’s investment in Ampco).

On August 1, 2002, the Company formed a wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. The Company invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, the Company’s Chairman, and Mr. Bowe, the Company’s President and CEO, are also limited partners of VTE. VTE acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and have subsequently made expenditures of approximately $148,000 for software enhancements and improvements, of which $75,000 was capitalized. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. In the first and second quarters of

2003, VTE received approximately $313,500 from the issuance of additional limited partnership interests to outside investors, including $75,000 from the Company.

In late October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. The Company owns 80% of Capital Markets and has committed to fund up to $100,000 in Capital Markets, however such commitment has not yet been drawn upon. The remaining 20% of Capital Markets is owned by Eligius Holding Company (an entity controlled by Brant Bryan and Cathy Sweeney) and David Stringfield. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. Capital Markets provides real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services include, but are not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Net service revenues of $80,000 were earned by Capital Markets in the first six months of 2003. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in the consolidated financial statements since its date of formation in late October 2002. Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs, or uses the services of, six people, including Mr. Leslie, Mr. Bryan, Ms. Sweeney and Mr. Stringfield.

During the third quarter of 2003, the Company reached a preliminary understanding with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and other principals of Capital Markets, pursuant to which Fairways will act as a principal to acquire certain real estate assets. This understanding is subject to review and approval by the Company’s Board of Directors and negotiation and execution of a definitive agreement. The Company would participate in up to 20% of the profits realized by Fairways in connection with these transactions. Additionally, the Company would have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. The Company’s profit participation with the principals of Fairways would be subject to review at the end of 2005 in the event that the aggregate level of cash flow generated by acquired operating entities of the Company does not reach a specified level. We are unable to determine what, if any, real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate or the methods of means of any such acquisitions. There can be no assurances the Company will reach a definitive agreement with Fairways or that Fairways will be able to acquire real estate assets, that the Company will chose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments.

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

As a result of the termination of its customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, the Company had no revenue-producing contracts or operations. Net service revenues of $80,000 were earned by Capital Markets in the first six months of 2003.

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its officers and directors. Toward that end, the Company is pursuing, among other things, the acquisition or development of manufacturing, distribution, retail or service companies, along with the development of its real estate advisory business. The Company has reviewed numerous prospective acquisition candidates and is continuing its search for prospective acquisition candidates. However, there can be no assurance that the Company will be successful in these discussions or in any of its acquisition endeavors.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

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

Deferred Compensation equivalent to the market value of these shares at date of issuance is reflected in Stockholders’ Equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2003 amounted to approximately $8,700 and $17,400, respectively.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(282,000)	$(167,000)	$(499,000)	$(330,000)
Weighted average number of shares outstanding	21,665,900	21,230,900	21,448,400	21,230,900
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report together with the financial statements, notes and management’s discussion contained in our Form 10-K for the year ended December 31, 2002. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

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

As a result of the termination of our customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue producing contracts or operations. Net service revenues of $80,000 were earned by Capital Markets in the first six months of 2003.

We are currently seeking to (1) most effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards and (2) capitalize on the experience and contacts of our officers and directors. Toward that end, we are pursuing, among other things, the acquisition or development of manufacturing, distribution, retail or service companies, along with the development of our real estate advisory business. We have reviewed numerous prospective acquisition candidates and are continuing our search for prospective acquisition candidates. However, there can be no assurance that we will be successful in these discussions or in any of our acquisition endeavors.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

As of May 1, 2002, we sublet our office space from JamJen, Inc. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. Richard Bloch, one of our directors, is a member of CLB Holdings LLC, the general partner of CLB, a limited partner of Fairways 2001 Office Partners Ltd., a limited partnership that owns the building in which the office space is leased by Landlord. Mr. Leslie controls Fairways 2001 Office Partners Ltd. We currently pay monthly rent of approximately $1,800. In addition, Capital Markets pays monthly rent to the Landlord of approximately $1,300. In connection with our sharing of office space with the Landlord, we incur certain shared costs with the Landlord, which gives rise to reimbursements to us and the Landlord. These costs were approximately $3,600 in 2002. In addition, to the rent paid, in 2002 we paid approximately $15,000 to an entity controlled by the Landlord in connection with the build-out of our office space. During the six months ended June 30, 2003, Ascendant has paid approximately $11,000 and Capital Markets has paid approximately $7,500 in rent to Landlord. We have not entered into a lease with the Landlord, but rather are renting our office space on a month-to-month basis. We believe that such arrangement has been on terms no less favorable to us than could have been obtained in a transaction with an independent third party.

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

Effective June 25, 2003, our stock was delisted from the OTCBB for failure to comply with NASD Rule 6530, as a result of our failure to timely file our Form 10-Q for the period ended March 31, 2003. Effective June 25, 2003, our stock became eligible for trading on the National Quotation Bureau’s “Pink Sheets,” under the symbol ASDS. Because trading will be conducted in the “Pink Sheets,” there may be a reduction in the liquidity and trading volume of our stock. This lack of liquidity may also make it difficult for us to raise additional capital, if necessary. At our request, a market maker submitted an application to the NASD for us to be relisted on the OTCBB. However, the OTCBB is under no obligation to relist our stock.

Other Recent Events

During the second quarter of 2002, we initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding.

Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces, federal, state and local governments, chemical manufacturers, explosives and pyrotechnics; petrochemicals handlers; petroleum refining; steel and aluminum mills; hazardous material handling; confined space and grain storage facilities; and shipyards. During 2002, we recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, management reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital, thereby reducing our net investment to approximately $331,000 at December 31, 2002. For the three months and six months ended June 30, 2003 the Company recorded approximately $29,000 and $53,000, respectively, of quarterly distributions from Ampco, ($20,000 and $34,000 as investment income for the three months and six months ended June 30, 2003, respectively, with the balance reflected as a reduction in the Company’s investment in Ampco).

On August 1, 2002, we formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. We invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, are also limited partners of VTE. VTE acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and made expenditures of approximately $148,000 for software enhancements and improvements. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. During the six months ended June 30, 2003, VTE received approximately $313,500 from the issuance of additional limited partnership interests to outside investors, including $75,000 from us.

In October 2002, we formed a capital markets subsidiary, CRESA Capital Markets Group, L.P. (“Capital Markets”), and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. We own 80% of Capital Markets and have committed to fund up to $100,000 in Capital Markets, however such commitment has not yet been drawn upon. The remaining 20% of Capital Markets is owned by Eligius Holding Company (an entity controlled by Brant Bryan and Cathy Sweeney) and David Stringfield. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. Capital Markets intends to provide real estate financial advisory services to corporate clients on a fee basis which could provide us with a future source of revenue. These services are planned to include, but not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Net service revenues of $80,000 were earned by Capital Markets in the first six months of 2003. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in the consolidated financial statements since its date of formation in late October 2002. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs, or uses the services of, six people, including Mr. Leslie, Mr. Bryan, Ms. Sweeney and Mr. Stringfield.

During the third quarter of 2003, the Company reached a preliminary understanding with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and other principals of Capital Markets, pursuant to which Fairways will act as a principal to acquire certain real estate assets. This understanding is subject to review and approval by the Company’s Board of Directors and negotiation and execution of a definitive agreement. The Company would participate in up to 20% of the profits realized by Fairways in connection with these transactions. Additionally, the Company would have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. The Company’s profit participation with the principals of Fairways would be subject to review at the end of 2005 in the event that the aggregate level of cash flow generated by acquired operating entities of the Company does not reach a specified level. We are unable to determine what, if any, real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate or the methods of means of any such acquisitions. There can be no assurances the Company will reach a definitive agreement with Fairways or that Fairways will be able to acquire real estate assets, that the Company will chose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments.

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

The fair value of our long-term investments is dependent upon the performance of the companies in which we have invested, as well as volatility inherent in the external markets for these investments. The fair value of our ownership interests in, and advances to, privately held companies is generally determined based on overall market conditions, availability of capital, as well as the value at which independent third parties have invested in similar private equity transactions. We evaluate, on an ongoing basis, the carrying value of our ownership interests in and advances to the companies in which we have invested for possible impairment based on achievement of business plan objectives, the financial condition and prospects of the company and other relevant factors, including overall market conditions. Such factors may be financial or non-financial in nature. If as a result of the review of this information, we believe our investment should be reduced to a fair value below our cost, the reduction would be charged to “loss on investments” on the consolidated statements of operations. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported.

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

Revenues. As discussed above, we had no operating revenues during the three months ended June 30, 2002. Capital Markets earned net service revenue of $40,000 from providing real estate advisory services in the second quarter of 2003.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from $212,000 in the second quarter of 2002 to $419,000 in the second quarter of 2003, primarily as a result of the inclusion of VTE’s operating expenses ($81,000) and Capital Market’s operating expenses ($88,000) in the consolidated statement of operations for the second quarter of 2003 with no comparable expenses in the second quarter of 2002.

Depreciation and Amortization. The increase in depreciation and amortization is primarily related to VTE’s depreciation of software costs with no comparable expense in the second quarter of 2002.

Investment Income. During the second quarter of 2003, we earned approximately $20,000 on our investment in Ampco and an additional $10,000 was received from Ampco and was treated as a return of capital. During the second quarter of 2002, we earned approximately $33,000 on our investment in Ampco with the full amount being reflected in investment income.

Interest Income (Expense), net. For the three months ended June 30, 2003, interest income, net of expense, was approximately $10,000 compared to approximately $15,000 in net interest income for the three months ended June 30, 2002. The decrease is due to the decrease in the average balance of cash and cash equivalents from June 30, 2002 to June 30, 2003 coupled with an overall reduction in money market interest rates.

Limited Partner Interest in Net Losses of Partnerships. Limited partner interest in net losses of partnershipsfor the three months ended June 30, 2003 amounted to $82,000 ($72,000 from VTE and $10,000 from Capital Markets). There were no comparable limited partner interests in net losses of partnerships for the three months ended June 30, 2002.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Revenues. As discussed above, we had no operating revenues during the six months ended June 30, 2002. Capital Markets earned net service revenue of $80,000 from providing real estate advisory services in the first six months of 2003.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from $392,000 in the first six months of 2002 to $766,000 in the first six months of 2003, primarily as a result of the inclusion of VTE’s operating expenses ($159,000) and Capital Market’s operating expenses ($176,000) in the consolidated statement of operations for the six months ended June 30, 2003 with no comparable expenses in the first six months of 2002.

Depreciation and Amortization. The increase in depreciation and amortization is primarily related to VTE’s depreciation of software costs with no comparable expense in the first six months of 2002.

Investment Income. During the six months of 2003, we earned approximately $34,000 on our investment in Ampco where an additional $19,000 was received from Ampco and was treated as a return of capital. During the first six months of 2002, we earned approximately $33,000 on our investment in Ampco with the full amount being reflected in investment income.

Interest Income (Expense), net. For the six months ended June 30, 2003, interest income, net of expense, was approximately $21,000 compared to approximately $32,000 for the six months ended June 30, 2002. The decrease is due to the decrease in the average balance of cash and cash equivalents from June 30, 2002 to June 30, 2003 coupled with an overall reduction in money market interest rates.

Limited Partner Interest in Net Losses of Partnerships. Limited partner interest in net losses of partnershipsfor the six months ended June 30, 2003 amounted to $162,000 ($143,000 from VTE and $19,000 from Capital Markets). There were no comparable limited partner interests in net losses of partnerships for the six months ended June 30, 2002.

Seasonality

Prior to July 1, 2001, our revenues and business were historically seasonal. In view of the termination of our customer contracts, we no longer expect a seasonal component to our business, although it is possible if we are successful in acquiring or developing a business, that such business could be seasonal.

Liquidity and Capital Resources

At December 31, 2001, we had liquidated substantially all liabilities and commitments associated with our prior business operations that were discontinued in 2001.

During the first six months of 2003 our capital expenditures totaled $11,000.

During the first six months of 2003, VTE received approximately $313,500 from the issuance of additional partnership interests to outside investors, including $75,000 from us to fund its marketing efforts. At June 30, 2003, VTE had approximately $83,000 in cash and cash equivalents on hand.

At June 30, 2003, we had approximately $2.7 million in cash and cash equivalents and $2.7 million in working capital.

We have not had revenue-producing operations to offset current operating expenses since July 1, 2001, except for the net service revenues of $80,000 that was earned by Capital Markets in the first six months of 2003. The adequacy of our liquidity and capital resources will be largely dependent upon the success of Ampco, VTE, Capital Markets and other future acquisition or business operations as well as the development of Capital Markets. We will continue to incur expenses in connection with investigating potential acquisitions and business opportunities and meeting general corporate overhead expenses. One of our largest expense categories has been, and will continue to be, costs associated with being a public company, which include, but are not limited to, increased insurance, legal and accounting expenses.

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

In April 2001, the Court consolidated the lawsuits and on July 26, 2002, Plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003 the Court granted in part and denied in part our motion to dismiss. Defendant’s answer is due September 2, 2003, and discovery is just beginning. The Court has not yet entered a scheduling order. The Company continues to deny plaintiffs’ allegations and intends to vigorously defend the consolidated lawsuit.

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

(2) From November 10, 1999 (the effective date of the Registration Statement) to June 30, 2003 (the ending date of this report), we expended net offering proceeds for the following uses:

• Construction of plant, building and facilities	$0
• Purchase and installation of machinery, equipment and software	$8,831,000
• Purchase of real estate	$0
• Acquisition of other businesses	$475,000
• Repayment of indebtedness	$4,135,000
• Working capital	$26,432,000
• Temporary investments	$2,007,000	*

All of the payments referenced above were direct or indirect payments, or investments to others.

*	Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents through the purchase of government securities.

As of June 30, 2003, we have approximately $2.0 million remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to acquire manufacturing, distribution or service companies or other investments. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 22, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all such nominees were elected. The following matter was acted upon and votes cast or withheld:

(a)	Stockholders approved the election of the following directors:

Class A Directors	Shares Cast For	Shares Withheld From Voting For
Jonathan R. Bloch	16,262,254	15,135
David E. Bowe	16,261,254	16,135

The Class A Directors will hold office until the annual meeting of stockholders in 2006 and until their successors are elected and qualified.

Directors continuing in office after the meeting were:

Class B Director
Richard L. Bloch

Class C Director
James C. Leslie

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

31.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2003, by David E. Bowe as Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b)	Reports on Form 8-K

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

Date: August 14, 2003	ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe
David E. Bowe
Chief Executive Officer, President and
Chief Financial Officer (Duly Authorized
Officer and Principal Financial Officer)