Form 10-Q
period 2003-09-30
ASCENDANT SOLUTIONS INC
filed 2003-11-14
CIK 1080029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

At October 31, 2003, there were approximately 21,665,900 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,426	$2,950
Other receivables	44	87
Receivable from affiliate	4	8
Deferred acquisition costs	93	—
Prepaid expenses	22	138

Total current assets	2,589	3,183
Property, equipment, and software, net	145	159
Investments in limited partnerships, net	301	331

Total assets	$3,035	$3,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118	$80
Accounts payable to affiliates	4	2
Accrued liabilities	44	38

Total current liabilities	166	120
Limited partnership interests	297	247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,665,900 at September 30, 2003 and 21,230,900 at December 31, 2002	2	2
Additional paid-in capital	59,822	59,822
Deferred compensation	(55)	(81)
Accumulated deficit	(57,197)	(56,437)

Total stockholders’ equity	2,572	3,306

Total liabilities and stockholders’ equity	$3,035	$3,673

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net service revenue	$—	$—	$80	$—

Operating expenses:
Selling, general and administrative expenses	309	251	1,075	644
Depreciation and amortization	16	6	46	9

Total operating expenses	325	257	1,121	653

Operating loss	(325)	(257)	(1,041)	(653)
Investment income	16	28	50	62
Interest income (expense), net	7	15	27	47
Limited partner interest in net losses of partnerships	42	79	204	79

Net loss	$(260)	$(135)	$(760)	$(465)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	21,665,900	21,230,900	21,520,900	21,230,900

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net loss	$(760)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	8
Deferred compensation	26	9
Loss in limited partnership interests	(205)	(79)
Changes in operating assets and liabilities:
Receivables	47	(28)
Deferred acquistion costs	(93)	—
Prepaid expenses	116	105
Accounts payable	40	(152)
Accrued liabilities	6	(98)

Net cash used in operating activities	$(777)	$(700)

Investing Activities
Investment in limited partnership	—	(400)
Proceeds from sale of assets	—	8
Return of capital distributions	30	—
Purchases of property, equipment and software	(32)	(90)

Net cash used in investing activities	(2)	(482)

Financing Activities
Proceeds from sale of limited partnership interests	255	246

Net cash provided by financing activities	255	246

Net decrease in cash and cash equivalents	(524)	(936)
Cash and cash equivalents at beginning of year	2,950	4,204

Cash and cash equivalents at end of the period	$2,426	$3,268

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The consolidated results of operations for the periods ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003. The December 31, 2002 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements are presented on the basis that the Company is an on-going enterprise and do not reflect adjustments, if any, necessary if management is unable to execute its business strategy (see Note 2—Reduction of Size and Scope of Operations).

During the second quarter of 2002, the Company initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces; federal, state and local governments; chemical manufacturers; explosives, pyrotechnics, and petrochemical handlers; petroleum refiners; steel and aluminum mills; hazardous material handlers; confined space and grain storage facilities; and shipyards. Income received from this investment is reflected in “investment income” in the accompanying consolidated statements of operations. The Company receives quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense (“EBITDA”). The amount of distributions received that exceed the Company’s 10% interest in Ampco’s net income are accounted for as return of capital. Starting in the second quarter of 2002, the Company recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received each quarter. Based on financial information received at year-end 2002, the Company reversed approximately $69,000 in the fourth quarter of 2002 of the $88,000 of investment income previously recorded and reflected it as a return of capital, thereby reducing the Company’s net investment to approximately $331,000 at December 31, 2002. For the three months and nine months ended September 30, 2003 the Company recorded approximately $26,000 and $80,000, respectively, of quarterly distributions from Ampco, (approximately $16,000 and $50,000 as investment income for the three months and nine months ended September 30, 2003, respectively, with the balance reflected as a reduction in the Company’s investment in Ampco).

On August 1, 2002, the Company formed a wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. The Company invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, the Company’s Chairman, and Mr. Bowe, the Company’s President and CEO, individually are also limited partners of VTE. VTE acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and have subsequently made expenditures of approximately $171,000 for software enhancements and improvements of which approximately $102,000 have been capitalized. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. In the first and second quarters of 2003, VTE received approximately $313,500 from the issuance of additional limited partnership interests to outside investors, including $75,000 from the Company.

In late October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. The Company owns 80% of Capital Markets and has committed to fund up to $100,000 in Capital Markets. The remaining 20% of Capital Markets is owned by Eligius Holding Company (an entity controlled by Brant Bryan and Cathy Sweeney) and David Stringfield. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. During the third quarter of 2003, Capital Markets and the intermediary holding company, ASE Investments Corporation, received additional capital contributions of $80,000 ($64,000 from the Company and $16,000 from the other limited partners). Capital Markets provides real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services include, but are not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Net service revenues of $80,000 were earned by Capital Markets in the first nine months of 2003. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in the Company’s consolidated financial statements since Capital Markets’ date of formation in late October 2002. Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs, or uses the services of, six people, including Mr. Leslie, Mr. Bryan, Ms. Sweeney and Mr. Stringfield.

During the fourth quarter of 2003, the Company reached an agreement with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and other principals of Capital Markets, pursuant to which Fairways will act as a principal to acquire certain real estate assets. The Company would participate in up to 20% of the profits realized by Fairways in connection with these transactions. Additionally, the Company would have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. The Company’s profit participation with the principals of Fairways would be subject to modification or termination at the end of 2005 in the event that the aggregate level of cash flow generated by acquired operating entities of the Company does not reach a specified level. The Company is unable to determine what, if any, real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate or the methods or means of any such acquisitions. There can be no assurances that Fairways will be able to acquire real estate assets, that the Company will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments.

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

As a result of the termination of its customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, the Company had no revenue-producing contracts or operations. Net service revenues of $80,000 were earned by Capital Markets in the first nine months of 2003.

The Company is currently seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and its net operating loss carryforwards and (2) capitalize on the experience and contacts of its officers and directors. Toward that end, the Company is pursuing, among other things, the acquisition or development of manufacturing, distribution, retail or service companies, along with the development of its real estate advisory business. The Company has reviewed numerous prospective acquisition candidates and is continuing its search for prospective acquisition candidates. However, there can be no assurance that the Company will be successful in these discussions or in any of its acquisition endeavors. See Note 3—Subsequent Event below for a description of current acquisition activity.

The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

3.	Subsequent Event

On November 4, 2003, Ascendant Solutions, Inc. (the “Company”) entered into a Letter of Intent (the “LOI”) with Park Pharmacy Corporation Inc., a Colorado corporation (“Seller”). According to the LOI, the Company proposes to acquire substantially all of the assets of Seller pursuant to a Plan of Reorganization of the Seller under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”). The Seller has been operating as a debtor in possession since December 2, 2002. The assets being purchased shall include all of the cash and other assets of the operating subsidiaries of the Seller and all equity interests of the following entities (each wholly-owned by Seller): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

Seller is engaged as a provider of healthcare services through its retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, the Seller operates one retail drug store, Dougherty’s Pharmacy, Inc, in Dallas and three pharmacies in the area between Houston and the Gulf of Mexico coast under the name Medicine Man. Infusion therapy/specialty pharmacy services are located in Dallas, San Antonio and Houston and are operated under the name Park Infusion Services.

Pursuant to the Plan, which the Company and Seller filed jointly with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division on November 12, 2003, the Company has deposited $100,000 in a separate bank account (such deposit to be utilized under the Plan as part of the purchase price if the acquisition closes) and would invest up to $1.5 million into the reorganized debtor and assume debt of the Seller of approximately $6.25 million. For the twelve months ended June 30, 2003, the Seller had (unaudited) revenues of approximately $43.8 million.

The proposed acquisition will be subject to various conditions, including bankruptcy court approval, and there can be no assurances that the acquisition will close nor that the Company will be able to integrate and execute the Seller’s business successfully.

4.	Cash, Cash Equivalents and Investments

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to approximately $2.4 million and 3.0 million at September 30, 2003 and December 31, 2002, respectively, consist principally of interest-bearing cash deposits placed with various financial institutions.

5.	Computation of Basic and Diluted Net Loss Per Common Share

Basic and diluted loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options or warrants in the diluted computation, as their effect would be antidilutive.

During the second quarter of 2002, the Company authorized, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under its 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. The restricted stock was issued on April 2, 2003.

Deferred Compensation equivalent to the market value of these shares at date of issuance is reflected in Stockholders’ Equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying consolidated statement of operations for the three months and nine months ended September 30, 2003 amounted to approximately $8,700 and $26,100, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(260,000)	$(135,000)	$(760,000)	$(465,000)
Weighted average number of shares outstanding	21,665,900	21,230,900	21,520,900	21,230,900
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

6.	Stock Options

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and grants of restricted stock. No options to purchase shares of common stock were granted for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, the Company granted 1,310,000 options, on a net basis, to purchase shares of common stock at $0.24 per share. The Company valued these options based on the Black-Scholes option pricing model. The Company incurred no charges for the nine months ended September 30, 2003 or 2002, in connection with the option grants.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Stock Options

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders as reported	$(260,000)	$(135,000)	$(760,000)	$(465,000)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(22,000)	$(16,000)	$(65,000)	$(49,000)

Pro forma net loss	$(282,000)	$(151,000)	$(825,000)	$(514,000)

Net loss per share:
Basic and diluted—as reported	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Basic—pro forma	$(0.01)	$(0.01)	$(0.04)	$(0.02)

The Company has adopted the provisions of SFAS 148, Accounting for Stock-Based Compensation – Transaction and Disclosure, which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Black-Scholes options valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management’s option, the existing modes do not necessarily provide a reliable single measure of the fair market value of our stock options.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report together with the consolidated financial statements, notes and management’s discussion contained in our Form 10-K for the year ended December 31, 2002. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

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

As a result of the termination of our customer contracts, beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue producing contracts or operations. Net service revenues of $80,000 were earned by Capital Markets in the first nine months of 2003.

We are currently seeking to (1) most effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards and (2) capitalize on the experience and contacts of our officers and directors. Toward that end, we are pursuing, among other things, the acquisition or development of manufacturing, distribution, retail or service companies, along with the development of our real estate advisory business. We have reviewed numerous prospective acquisition candidates and are continuing our search for prospective acquisition candidates. However, there can be no assurance that we will be successful in these discussions or in any of our acquisition endeavors. See Part II, Item 5, “OTHER INFORMATION” for a description of current acquisition activity.

We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, and difficulties, to which such ventures are subject.

As of May 1, 2002, we sublet our office space from JamJen, Inc. (“Landlord”), an entity controlled by Jim Leslie, our Chairman. Richard Bloch, one of our directors, is a member of CLB Holdings LLC, the general partner of CLB, a limited partner of Fairways 2001 Office Partners Ltd., a limited partnership that owns the building in which the office space is leased by Landlord. Mr. Leslie controls Fairways 2001 Office Partners Ltd. We currently pay monthly rent of approximately $1,800. In addition, Capital Markets pays monthly rent to the Landlord of approximately $1,300. In connection with our sharing of office space with the Landlord, we incur certain shared costs with the Landlord, which gives rise to reimbursements to us and the Landlord. These costs were approximately $3,600 in 2002. In addition, to the rent paid, in 2002 we paid approximately $15,000 to an entity controlled by the Landlord in connection with the build-out of our office space. During the nine months ended September 30, 2003, Ascendant has paid approximately $16,000 and Capital Markets has paid approximately $15,000 in rent to Landlord. We have not entered into a lease with the Landlord, but rather are renting our office space on a month-to-month basis. We believe that such arrangement has been on terms no less favorable to us than could have been obtained in a transaction with an independent third party.

NASDAQ and OTC Bulletin Board Delisting

On May 11, 2001, our stock was delisted from the Nasdaq National Market for failure to satisfy the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (a) or (b) and commenced trading on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) securities. An OTC security is not listed or traded on Nasdaq or a national securities exchange, and Nasdaq has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires us to remain current in our periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase our common stock, which, in turn, severely affects the market liquidity of our securities.

Effective June 25, 2003, our stock was delisted from the OTCBB for failure to comply with NASD Rule 6530, as a result of our failure to timely file our Form 10-Q for the period ended March 31, 2003. Effective June 25, 2003, our stock became eligible for trading on the National Quotation Bureau’s “Pink Sheets,” under the symbol ASDS. Because trading of our common stock was conducted solely in the “Pink Sheets,” there was a reduction in the liquidity and trading volume of our common stock. Upon our application, Ascendant was reinstated on September 18, 2003 back to the OTCBB. We are currently dually quoted on the OTCBB and on the Pink sheets.

Other Recent Events

During the second quarter of 2002, we initially invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. Typical safety tool users include, but are not limited to, the armed forces, federal, state and local governments, chemical manufacturers, explosives and pyrotechnics; petrochemicals handlers; petroleum refining; steel and aluminum mills; hazardous material handling; confined space and grain storage facilities; and shipyards. During 2002, we recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, management reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital, thereby reducing our net investment to approximately $331,000 at December 31, 2002. For the three months and nine months ended September 30, 2003, we recorded approximately $26,000 and $80,000, respectively, of quarterly distributions from Ampco, (approximately $16,000 and $50,000 as investment income for the three months and nine months ended September 30, 2003, respectively, with the balance reflected as a reduction in our investment in Ampco).

On August 1, 2002, we formed a new wholly owned subsidiary, Ascendant VTE, LLC, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets of Venue Ticket Exchange, Inc. VTE is seeking to rollout an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. We invested $75,000 in this venture and received general partner and limited partnership interests. Mr. Leslie, our Chairman, and Mr. Bowe, our President and CEO, individually are also limited partners of VTE. VTE acquired the assets (primarily software) of Venue Ticket Exchange, Inc. for approximately $75,000 and made expenditures of approximately $171,000 for software enhancements and improvements, of which approximately $102,000 has been capitalized. The assets, liabilities, partnership interests, and results of operations of VTE have been included in the consolidated financial statements since its date of formation on August 1, 2002. During the nine months ended September 30, 2003, VTE received approximately $313,500 from the issuance of additional limited partnership interests to outside investors, including $75,000 from us.

In late October 2002, we formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a Licensing and Co-Marketing Agreement with CRESA Partners LLC, a national real estate services firm. We own 80% of Capital Markets and has committed to fund up to $100,000 in Capital Markets. The remaining 20% of Capital Markets is owned by Eligius Holding Company (an entity controlled by Brant Bryan and Cathy Sweeney) and David Stringfield. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. During the third quarter of 2003, Capital Markets and the intermediary holding company, ASE Investments Corporation, received additional capital contributions of $80,000 ($64,000 from the Company and $16,000 from the other limited partners). Capital Markets provides real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services include, but are not be limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Net service revenues of $80,000 were earned by Capital Markets in the first nine months of 2003. The assets, liabilities, partnership interests, and results of operations of Capital Markets have been included in our consolidated financial statements since Capital Markets’ date of formation in late October 2002. Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs, or uses the services of, six people, including Mr. Leslie, Mr. Bryan, Ms. Sweeney and Mr. Stringfield.

During the fourth quarter of 2003, we reached an agreement with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and other principals of Capital Markets, pursuant to which Fairways will act as a principal to acquire certain real estate assets. We would participate in up to 20% of the profits realized by Fairways in connection with these transactions. Additionally, we would have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. Our profit participation with the principals of Fairways would be subject to review at the end of 2005 in the event that the aggregate level of cash flow generated by acquired operating entities of the Company does not reach a specified level. We are unable to determine what, if any, real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate or the methods or means of any such acquisitions. There can be no assurances that Fairways will be able to acquire real estate assets, that we will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments.

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

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Revenues. There were no operating revenues in the quarters ended September 30, 2003 and 2002.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from approximately $251,000 in the third quarter of 2002 to approximately $309,000 in the third quarter of 2003, primarily as a result of the inclusion of Capital Market’s operating expenses (approximately $79,000) in the consolidated statement of operations for the third quarter of 2003 with no comparable expenses in the third quarter of 2002, offset by a reduction in VTE’s software development expense in the third quarter of 2003 compared with the third quarter of 2002 (approximately $80,000).

Depreciation and Amortization. The increase in depreciation and amortization is primarily related to VTE’s depreciation of software costs capitalized in the fourth quarter of 2002.

Investment Income. During the third quarter of 2003, we earned approximately $16,000 on our investment in Ampco. An additional $10,000 was received from Ampco and was treated as a return of capital. During the third quarter of 2002, we earned approximately $28,000 on our investment in Ampco with the full amount being reflected in investment income.

Interest Income (Expense), net. For the three months ended September 30, 2003, interest income, net of expense, was approximately $7,000 compared to approximately $15,000 in net interest income for the three months ended September 30, 2002. The decrease is due to the decrease in the average balance of cash and cash equivalents from September 30, 2002 to September 30, 2003 coupled with an overall reduction in money market interest rates.

Limited Partner Interest in Net Losses of Partnerships. Limited partner interest in net losses of partnershipsfor the three months ended September 30, 2003 amounted to approximately $42,000 (approximately $26,000 from VTE and $16,000 from Capital Markets) compared with limited partner interest in net losses of approximately $79,000 from VTE in the three months ended September 30, 2002.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Revenues. As discussed above, we had no operating revenues during the nine months ended September 30, 2002. Capital Markets earned net service revenue of $80,000 from providing real estate advisory services in the nine months ending September 30, 2003.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased from approximately $644,000 in the first nine months of 2002 to approximately $1,075,000 in the first nine months of 2003, primarily as a result of the inclusion of Capital Market’s operating expenses (approximately $255,000) in the consolidated statement of operations for nine months of 2003 with no comparable expense in 2002 and the inclusion of VTE’s operating expenses in the consolidated statement of operations for nine months of 2003 compared to one month in 2002 (approximately $79,000).

Depreciation and Amortization. The increase in depreciation and amortization is primarily related to VTE’s depreciation of software costs with nine months of depreciation in 2003 compared to one month in 2002.

Investment Income. During the nine months of 2003, we earned approximately $50,000 on our investment in Ampco. An additional $26,000 was received from Ampco and was treated as a return of capital. During the first nine months of 2002, we earned approximately $62,000 on our investment in Ampco with the full amount being reflected in investment income.

Interest Income (Expense), net. For the nine months ended September 30, 2003, interest income, net of expense, was approximately $27,000 compared to approximately $47,000 for the nine months ended September 30, 2002. The decrease is due to the decrease in the average balance of cash and cash equivalents from September 30, 2002 to September 30, 2003 coupled with an overall reduction in money market interest rates.

Limited Partner Interest in Net Losses of Partnerships. Limited partner interest in net losses of partnershipsfor the nine months ended September 30, 2003 amounted to approximately $204,000 (approximately $169,000 from VTE and $35,000 from Capital Markets) compared with limited partner interest in net losses of VTE of approximately $79,000 in 2002.

Seasonality

Prior to July 1, 2001, our revenues and business were historically seasonal. In view of the termination of our customer contracts, we currently do not have a seasonal component to our business.

Liquidity and Capital Resources

At December 31, 2001, we had liquidated substantially all liabilities and commitments associated with our prior business operations that were discontinued in 2001.

During the first nine months of 2003, our capital expenditures totaled approximately $32,000.

During the first nine months of 2003, VTE received approximately $313,500 from the issuance of additional partnership interests to outside investors, including $75,000 from us to fund its marketing efforts. At September 30, 2003, VTE had approximately $44,000 in cash and cash equivalents on hand.

In the third quarter ended September 30, 2003, Capital Markets received $80,000 of additional capital, including $64,000 from us to fund its operations. At September 30, 2003 Capital Markets had approximately $57,000 in cash and cash equivalents on hand.

At September 30, 2003, we had approximately $2.4 million in cash and cash equivalents and approximately $2.4 million in working capital.

We have not had revenue-producing operations to offset current operating expenses since July 1, 2001, except for the net service revenues of $80,000 that was earned by Capital Markets in the first nine months of 2003. The adequacy of our liquidity and capital resources will be largely dependent upon the success of Ampco, VTE, Capital Markets and other future acquisition or business operations as well as the development of Capital Markets. We will continue to incur expenses in connection with investigating potential acquisitions and business opportunities and meeting general corporate overhead expenses. One of our largest expense categories has been, and will continue to be, costs associated with being a public company, which include, but are not limited to, increased insurance, legal and accounting expenses.

We have committed to fund an additional $36,000 to Capital Markets which has not yet been drawn upon. Additionally, affiliated parties have committed to fund an additional $9,000, which has not yet been drawn upon.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including Mr. David Bowe as our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Bowe concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective. However, due to the limited size of our staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing and reporting of transactions. We periodically assess the cost versus benefit of adding the resources that would remedy this situation and currently, with the concurrence of the board of directors, do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to our operations.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas against us, certain of our directors, and a limited partnership of which a director is a partner. The plaintiffs in the actions purport to represent purchasers of our common stock during from November 11, 1999 through January 24, 2000. In April 2001, the Court consolidated the lawsuits and on July 26, 2002, the plaintiffs filed a Consolidated Amended Complaint (“CAC”). On July 22, 2003 the Court granted in part and denied in part our motion to dismiss.

The plaintiffs are seeking unspecified amounts of compensatory damages, interest and costs, including legal fees. We deny the allegations in the CAC and will continue to defend ourselves vigorously. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit. Our inability to prevail in this action could have a material adverse effect on our future business, financial condition and results of operations.

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

(2) From November 10, 1999 (the effective date of the Registration Statement) to September 30, 2003 (the ending date of this report), we expended net offering proceeds for the following uses:

• Construction of plant, building and facilities	$0
• Purchase and installation of machinery, equipment and software	$8,832,000
• Purchase of real estate	$0
• Acquisition of other businesses	$475,000
• Repayment of indebtedness	$4,135,000
• Working capital	$26,723,000
• Temporary investments	$1,715,000	*

All of the payments referenced above were direct or indirect payments, or investments to others.

*	Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents through the purchase of government securities.

As of September 30, 2003, we have approximately $1.7 million remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to acquire manufacturing, distribution or service companies or other investments. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On November 4, 2003, Ascendant Solutions, Inc. (the “Company”) entered into a Letter of Intent (the “LOI”) with Park Pharmacy Corporation Inc., a Colorado corporation (“Seller”). According to the LOI, the Company proposes to acquire substantially all of the assets of Seller pursuant to a Plan of Reorganization of the Seller under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”). The Seller has been operating as a debtor in possession since December 2, 2002. The assets being purchased shall include all of the cash and other assets of the operating subsidiaries of the Seller and all equity interests of the following entities (each wholly-owned by Seller): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

Seller is engaged as a provider of healthcare services through its retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, the Seller operates one retail drug store, Dougherty’s Pharmacy, Inc, in Dallas and three pharmacies in the area between Houston and the Gulf of Mexico coast under the name Medicine Man. Infusion therapy/specialty pharmacy services are located in Dallas, San Antonio and Houston and are operated under the name Park Infusion Services.

Pursuant to the Plan, which the Company and Seller filed jointly with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division on November 12, 2003, the Company has deposited $100,000 in a separate bank account (such deposit to be utilized under the Plan as part of the purchase price if the acquisition closes) and would invest up to $1.5 million into the reorganized debtor and assume debt of the Seller of approximately $6.25 million. For the twelve months ended June 30, 2003, the Seller had (unaudited) revenues of approximately $43.8 million.

The proposed acquisition will be subject to various conditions, including bankruptcy court approval, and there can be no assurances that the acquisition will close nor that the Company will be able to integrate and execute the Seller’s business successfully.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

31.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2003, by David Bowe as Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(b)	Reports on Form 8-K

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

Date: November 14, 2003	ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe

David E. Bowe Chief Executive Officer, President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)