Form 10-K
period 2003-12-31
ASCENDANT SOLUTIONS INC
filed 2004-03-31
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

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

12b-2).    Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates on June 30, 2003 based on the closing price for the registrant’s common stock on such date as reported on the National Quotation Bureau’s “Pink Sheets” was approximately $5,757,594.

At March 24, 2004, 21,665,900 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 19, 2004 are incorporated by reference into Part III.

ASCENDANT SOLUTIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

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

Background

Ascendant Solutions, Inc. (“Ascendant”, we also refer to Ascendant as “we,” “us,” or “our company”) is a diversified financial services company seeking to invest in, or acquire, manufacturing, distribution or service companies. We also conduct various real estate activities, performing real estate advisory services for corporate clients, and, through an affiliate, purchase real estate assets, as a principal.

Through early 2001, we had been engaged in providing call center, order management and fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. We sold our distribution and call center service businesses in late 2000 and early 2001. Through July 1, 2001 we continued to provide services under earlier customer contracts. From July 1, 2001 and continuing through December 31, 2002, we had no revenue producing contracts or operations.

Through 2001 we continued to evaluate our business model. In December 2001, we revised our strategic direction to seek acquisition possibilities throughout the United States or enter into other business endeavors to the extent feasible from our limited assets and personnel. In connection with this decision, we effected a 98% reduction in our workforce through December 31, 2001 and wrote down the value of our assets.

During 2002-2003, we made our first four investments which involved net expenditures and commitments of approximately $650,000 in the aggregate.

In March 2004, we closed one major acquisition and entered into an agreement to acquire another company for a combined total acquisition cost of approximately $14.7 million. The other transaction is scheduled to close in April 2004. These acquisitions will substantially transform our company during 2004. The March 2004 acquisition was funded with approximately $1.5 million of cash and approximately $6.3 million of assumed debt by a subsidiary. The April 2004 transaction will be funded with approximately $6.9 million in subsidiary borrowings. Based on the most recent annual results, unaudited revenues of the two companies aggregated approximately $50.0 million. There is no assurance that such revenues will continue in such amounts or what the net income, if any, will be in the future.

We will continue to look for acquisition opportunities, however, our current cash resources are limited and we will be required to expend significant executive time to assist the management of our recently acquired businesses. Since December 2001, we have been seeking to (1) most effectively deploy our remaining cash, debt capacity (if any) and our net operating loss carryforwards and (2) capitalize on the experience and contacts of our officers and directors.

We face all of the risks of a new business with limited capital, the special risks inherent in the acquisition, or involvement in each of our particular new business opportunities and the added risks associated with the management of diverse businesses.

In our continued acquisition efforts, we will not limit ourselves to a particular industry. Most likely, the target business will be primarily located in the United States, although we may acquire a target business with operations and/or locations outside the United States. In seeking a target business, we will consider, without limitation, businesses (i) that offer or provide services or develop, manufacture or distribute products in the United States or abroad; or (ii) that are engaged in wholesale or retail distribution among other potential target business opportunities and/or where our tax loss carryforwards can be utilized effectively.

We have acquired and may acquire in the future minority or other non-controlling investments in other companies or businesses. However, we do not intend to engage primarily in acquiring minority investments, as we prefer to control the businesses in which we invest. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of that Act. We do not believe we are an “investment company.” However, if in the future more than 40% of our assets are comprised of “investment securities” (which are basically, non-government securities other than securities of majority-owned and certain other controlled companies) we would, subject to certain transitional relief, be required to register as an investment company, which would involve our incurring significant registration and compliance costs under the Investment Company Act. We have obtained no formal determination nor have requested any ruling or interpretation from the Securities and Exchange Commission as to our status or potential status under the Investment Company Act of 1940. Any violation by us of the Investment Company Act, whether intentional or inadvertent, could subject us to material adverse consequences.

2002 to 2003 Transactions

Ampco Partners, Ltd.

During the second quarter of 2002, we invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. We receive quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense, or EBITDA. Our investment in Ampco is accounted for under the equity method. We recognize our proportionate share of Ampco’s net income, as “investment income” in the consolidated statements of operations. Distributions received that exceed our 10% interest in Ampco’s net income are accounted for as return of capital and reduction in our investment in Ampco. During 2002, we received distributions of approximately $88,000, $19,000 of which was recorded as investment income, and $69,000 of which was recorded as a return of capital. For the year ended December 31, 2003, we recorded approximately $112,000 of quarterly distributions from Ampco, (approximately $66,000 as investment income with the balance of approximately $46,000 reflected as a reduction in our investment in Ampco).

VTE, L.P.

On August 1, 2002, we formed a wholly owned subsidiary, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets (primarily software) of Venue Ticket Exchange, Inc. VTE is in the early stages of attempting to roll out an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. Jim Leslie, our Chairman, and David Bowe, our President and CEO, individually, made limited partnership investments in VTE on the same terms as outside limited partner investors. During 2002, we invested $75,000 in this venture and received general partner and limited partnership interests. In the first and second quarters of 2003, VTE received approximately $313,500 from the issuance of additional limited partnership interests to investors, including approximately $75,000 from us. Our aggregate investment of $150,000 represents an ownership interest of 23.3% in VTE.

VTE acquired the assets of Venue Ticket Exchange, Inc. for approximately $75,000 and has subsequently made expenditures of approximately $171,000 ($23,391 during 2003) for software enhancements and improvements of which approximately $102,000 ($23,391 during 2003) have been capitalized. VTE generated no revenues during 2002 and 2003. VTE is accounted for as a consolidated entity in our consolidated financial statements.

At year-end 2003, management evaluated, and wrote down, the carrying value of VTE’s investment in its computer software and hardware. Please see Note 4 in the consolidated financial statements contained herein.

CRESA Capital Markets Group, L.P.

In late October 2002, we formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm. We own 80% of Capital Markets through our general and limited partnership interests and have committed to fund up to $100,000 in Capital Markets. The remaining 20% of Capital Markets is owned, directly or indirectly, by three of its principals. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. During the third quarter of 2003, Capital Markets received additional funding of $80,000 ($64,000 from us and $16,000 from the other limited partners) in the form of partner loans. These loans were repaid with interest during the fourth quarter of 2003, from the proceeds of approximately $425,000 in real estate advisory services earned by Capital Markets from the purchase and sale of a commercial office building.

Capital Markets provides real estate financial advisory services to corporate clients on a fee basis which could provide us with a future source of revenue. These services include, but are not limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Capital Markets had net service revenues of approximately $505,000, of which $425,000 was an advisory fee related to the sale of an office building, and operating expenses of approximately $506,000 in 2003. Since Capital Markets is still in the early development phase, its fee income can be significantly affected by a limited number of large transactions. Therefore we are unable to predict the level of Capital Markets’ revenues during 2004. Capital Markets is accounted for as a consolidated entity in our consolidated financial statements. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs six people, including Jim Leslie and certain of our other affiliates.

Fairways Equities LLC

During the fourth quarter of 2003, we entered into a participation agreement (the “Participation Agreement”) with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and other principals of Capital Markets, pursuant to which we will receive up to 20% of the profits realized by Fairways in connection with all real estate acquisitions made by Fairways. Additionally, we will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. Our profit participation with the principals of Fairways is subject to modification or termination by Fairways at the end of 2005 in the event that the aggregate level of cash flow (as defined in the Participation Agreement) generated by our acquired operating entities has not reached $2 million for the twelve months ended December 31, 2005. We are unable to determine what real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate. During December 2003, we advanced approximately $145,000 as a deposit related to the December 2003 Fairways transaction described herein which was returned to us during December 2003. During December 2003, Fairways, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building. During December 2003, we earned approximately $19,000 from our share of net rental payments which is recorded as “investment income” in the consolidated statements of operations. Based upon the terms of the current lease which expires in 2015 and the secured loans incurred by the partnership to fund the acquisition, which bear interest at LIBOR plus 1.75% to 2.25% and mature in 12 to 24 months, we expect to receive approximately $220,000 per year from our share of the net rental payments, after debt service, from the partnership. These proceeds will vary if the lease is modified or terminated, if the terms of the loans are modified or if there is a default by the tenant. There can be no assurances that we will be able to generate the required cash flow to continue in the Fairways Participation Agreement after 2005, or that Fairways will be able to acquire additional real estate assets, that we will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments. We do not have an investment in Fairways, but rather a profits interest through our Participation Agreement.

2004 Transactions

Dougherty’s Holdings, Inc.

On March 24, 2004, we acquired, through a newly formed, wholly owned subsidiary Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the Joint Plan and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy has been operating as a debtor in possession since December 2, 2002. The purchased assets include all of the cash and certain other assets of Park Pharmacy and all equity interests of the following entities (each directly or indirectly wholly-owned by Park Pharmacy): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

Park Pharmacy is a provider of health care services through retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, Park Pharmacy operates Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, and three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man.” Three infusion therapy/specialty pharmacy services operated under the name “Park Infusion Services” are located in Dallas, San Antonio and Houston, Texas. Unaudited revenues generated by Park Assets for the years ended June 30, 2002 and 2003 were approximately $43.8 million and $38.9 million, respectively.

We acquired the Park Assets by investing, through DHI, an aggregate of approximately $1.5 million in cash, funded out of our working capital, and the assumption by DHI of approximately $6.3 million in debt of Park Pharmacy.

In connection with the acquisition of the Park Assets, DHI entered into a new credit facility with Bank of Texas, the prior lender to Park Pharmacy Corporation. This new facility provides for three notes, aggregating approximately $5.5 million. Each note bears interest at six percent and matures in three years. Although DHI has committed to use commercially reasonable efforts to locate a replacement lender as soon as possible, DHI is obligated to make monthly payments (consisting of both interest and principal payments, as applicable) to the bank of approximately $56,000. The new credit facility is secured by substantially all of the assets of DHI, including the stock of its operating subsidiaries.

In connection with the acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”) pursuant to which DHI and our newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide us with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. AmerisourceBergen was a creditor of the operating non-debtor subsidiaries and, in connection with the Chapter 11 bankruptcy proceeding, AmerisourceBergen agreed to accept a cash payment of approximately $1.1 million and a promissory note in the amount of approximately $750,000 payable by DHI over a period of five years, using a 15-year amortization schedule and an interest rate of six percent with the last payment being a balloon payment of the outstanding principal and accrued but unpaid interest.

Both the new credit facility with the Bank of Texas and the note with AmerisourceBergen provide for prepayment discounts in the event that these loans are retired prior to maturity.

CRESA Partners of Orange County, Inc.

On March 23, 2004, Orange County Acquisition Corp., a wholly owned special purpose subsidiary of our Company (“Acquisition Corp.”), agreed to acquire all of the issued and outstanding stock of CRESA Partners of Orange County, Inc. (“CPOC”), a former licensee of The Staubach Company, a national real estate services firm. The consummation of the acquisition is subject to certain conditions precedent and is expected to occur in April 2004. CPOC is located in Newport Beach, California and provides tenant representation services to commercial and industrial users of real estate, which include strategic real estate advisory services, lease management services, facility and site acquisition and disposition advice; design, construction and development consulting; and move coordination.

Acquisition Corp. has agreed to acquire CPOC for approximately $6.9 million which initially will be payable pursuant to the terms of a promissory note payable to the former shareholder of CPOC (the “Seller”). It is anticipated that such note will be secured by a pledge of all of the assets of CPOC, will bear interest at the prime rate plus 0.50% per annum, will be payable over a three year period and will be guaranteed by the Company. Acquisition Corp. intends to prepay the promissory note with proceeds to be obtained from bank financing to be obtained by Acquisition Corp. subsequent to the consummation of the purchase. There is no assurance that such bank financing will be available or that, if available, its terms will be as favorable as that under the promissory note to the Seller. It is likely that such bank financing will require the guarantee by the Company. The initial promissory note issued to the Seller and any replacement bank financing is hereinafter referred to as the “Acquisition Financing.” The purchase price is subject to adjustment (i) downward to reflect operating results of CPOC during the four year period ending December 31, 2007 (if CPOC’s revenues are less than an aggregate of approximately $34.0 million during such period), (ii) downward to reflect uncollectible trade receivables of CPOC (if any) and (iii) upward or downward to reflect changes in the net book value of CPOC resulting from a post-closing audit of CPOC’s balance sheet. Following the acquisition of CPOC, Acquisition Corp. intends to contribute the assets of CPOC to a to be formed limited partnership (the “Operating LP”) that will be owned jointly by Acquisition Corp., the Seller and a limited liability company (the “MGMT LLC”) controlled by the management and key employees of CPOC. Acquisition Corp. intends for the general partner of the Operating LP to be a corporation controlled by the management and key employees of CPOC. Acquisition Corp. expects to be entitled to receive 99% of the profits of the Operating LP until such time as the Acquisition Financing is repaid in full at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to Acquisition Corp., and 10% to the Seller and 0.1% to the general partner of the Operating LP. In connection with the acquisition of CPOC, the Company expects to receive, directly or through Acquisition Corp., a structuring fee of approximately $690,000, which fee will be paid by the MGMT LLC or the Operating LP in three equal annual installments of principal beginning upon the consummation of the purchase. Acquisition Corp. expects to receive non-competition agreements from certain members of senior management.

The unaudited revenues for CPOC for calendar years 2002 and 2003 were approximately $9.2 million and approximately $11.4 million, respectively. Such revenues do not reflect the sale of CPOC’s San Diego office in January 2004.

There can be no assurances that the Company will be able to successfully consummate the acquisition or to integrate and execute the business of CPOC successfully.

Employees

As of December 31, 2003, we had a total of two employees, David Bowe, the CEO, President and Chief Financial Officer, and his executive assistant. As of December 31, 2003, VTE had one full time employee, while

Capital Markets employed, six people, including Jim Leslie, our Chairman, and certain other affiliates. In addition to our own employees, we use from time to time, and are dependent upon, various outside consultants or contractors to perform various support services including, legal, accounting, and software development among others.

As of March 15, 2004, Park Pharmacy and CPOC had approximately 187 and 36 employees, respectively.

ITEM 2.    PROPERTIES

As of May 1, 2002, we sublet our office space from JamJen, Inc., an entity controlled by Jim Leslie, our Chairman. Jim Leslie controls, and Richard Bloch, one of our directors, is indirectly a limited partner in the entity that owns the building in which the office space is leased by JamJen. We currently pay monthly rent of approximately $1,800. Capital Markets also shares the space and pays monthly rent to JamJen of approximately $1,300. In connection with our sharing of office space with JamJen, we incur certain shared costs with JamJen, which gives rise to reimbursements from us to JamJen. These costs were approximately $3,400 in 2003. During the year ended December 31, 2003, we paid approximately $21,400 and Capital Markets paid approximately $23,600 in rent. We have not entered into a lease with JamJen, but rather are renting our office space on a month-to-month basis. We believe that such arrangement has been on terms no less favorable to us than could have been obtained in a transaction with an independent third party.

In addition, we have other relationships or transactions with other related parties or affiliates of ours. Please see Note 12 to the Consolidated Financial Statements contained herein.

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, Plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs have commenced discovery. The Court has set a trial date of January 24, 2005. We continue to deny plaintiffs’ allegations and intend to vigorously defend ourselves. It is not possible at this time to predict whether we will incur any liability or to estimate the damages, or the range of damages, if any, that we might incur in connection with this lawsuit. Our insurance carriers are continuing to provide for the payment of our defense costs in connection with this case and intend to vigorously defend against the lawsuits.

On May 5, 2003, Hometown Wholesale Furniture Club, Inc. and Jeff Cordes, Founder, filed a lawsuit in the 191st Judicial District Court of Dallas County, Texas against ADA Wholesale Furniture Club, Inc. and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. On June 27, 2003, they added us to the lawsuit. On June 6, 2003, J.D. Davis, Individually and d/b/a ADA Wholesale Furniture Club filed a lawsuit in the District Court of Gregg County, Texas against us, David Bowe and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. These are parallel causes of action pending in two different counties arising out of the same operative facts. The Gregg County case has been abated in favor of

Dallas County, the location of the first filed case. We deny the plaintiffs’ claims and intend to vigorously defend against the lawsuits.

On January 29, 2004, Bishopsgate Corp. and T.E. Millard filed a lawsuit in the 192nd District Court of Dallas County, Texas against us, our officers and directors, and Park Pharmacy’s officers and directors claiming that we breached obligations to fund Bishopsgate’s proposed purchase of the Park Assets. The plaintiffs seek unspecified damages. We deny the plaintiffs’ claims, have filed various counterclaims and intend to vigorously defend against the lawsuits. The case is set for trial on November 29, 2004.

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

Effective June 25, 2003, our stock was delisted from the OTCBB for failure to comply with NASD Rule 6530, as a result of our failure to timely file our Form 10-Q for the period ended March 31, 2003. Effective June 25, 2003, our stock became eligible for trading on the National Quotation Bureau’s “Pink Sheets,” under the symbol ASDS. Because trading of our common stock was conducted solely in the “Pink Sheets,” there was a reduction in the liquidity and trading volume of our common stock. After applying for reinstatement, we were reinstated on September 18, 2003 to the OTCBB. We are currently dually quoted on the OTCBB and on the Pink sheets. See “Other Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussed below.

Following is a summary of our stock’s quarterly market price ranges for the two most recent fiscal years. The price quotations noted herein represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
Fiscal year 2002:
First quarter*	0.37	0.14
Second quarter*	0.71	0.17
Third quarter*	0.44	0.15
Fourth quarter*	0.51	0.22
Fiscal year 2003:
First quarter*	0.45	0.32
Second quarter*	0.42	0.26
Third quarter*	0.51	0.23
Fourth quarter*	0.45	0.22

*	These quotations represent high and low bid prices for our stock as reported by the OTCBB and Pink Sheets following the delisting of our stock on May 11, 2001.

On March 26, 2004, the last reported sale price of our common stock on the OTCBB was $1.50 per share.

At March 26, 2004, there were approximately 3,500 registered and beneficial holders of record of our common stock.

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

Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,340,000	(1)	$0.26	2,725,000	(2)
Equity compensation plans not approved by security holders	1,957,000	(3)(4)(5)	$1.36	0

Total	3,297,000			2,725,000

(1)	As of December 31, 2003, options to purchase 1,340,000 shares of common stock were outstanding under the 1999 Long Term Incentive Plan.

(2)	As of December 31, 2003, 435,000 shares of restricted stock were issued under the 2002 Equity Incentive Plan. These shares are not included in the number of securities remaining available for future issuance.

(3)	This includes 1,000,000 warrants and 957,000 stock options issued in February 1999, which were approved by the Board of Directors (we were not a public company at the time).

(4)	The 957,000 stock options issued on February 10, 1999 expired on February 10, 2004.

(5)	Of the 1,000,000 warrants, 200,000 expired as of February 5, 2004. In September 2002, our Board of Directors authorized the extension of the maturity of the remaining 800,000 warrants, which are held by Jonathan Bloch, one of our directors, from February 5, 2004 to February 5, 2006. The warrants have an exercise price ranging from $1.00-$3.00 per share.

Use of Proceeds

(1)	On November 10, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (File No. 333-85983) relating to our initial public offering.

(2)	From November 10, 1999 (the effective date of the Registration Statement) to December 31, 2003 (the ending date of this report), we expended net offering proceeds for the following uses:

•	Construction of plant, building and facilities	$0
•	Purchase and installation of machinery and equipment	$8,853,000
•	Purchases of real estate	$0
•	Acquisition of other businesses	$476,000
•	Repayment of indebtedness	$4,135,000
•	Working capital	$27,105,000
•	Temporary investments	$1,311,000	*

All of the payments referenced above were direct or indirect payments to others.

*	Pending final application of the net proceeds of the offering, we have invested such proceeds primarily in cash and cash equivalents through the purchase of government securities.

As of December 31, 2003, we had approximately $1.3 million remaining from the proceeds derived from the offering. Our management has broad discretion in the application of these remaining proceeds and may use them to acquire manufacturing, distribution or service companies or other investments. Our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to such statements and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 11 of this Annual Report on Form 10-K, including the discussion therein of changes in our business under “Overview.” The consolidated statements of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements.

	Consolidated Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$505	$—	$2,284	$8,405	$12,313
Cost of revenues	—	—	2,242	5,279	9,701

Gross profit	505	—	42	3,126	2,612

Operating expenses:
Selling, general and administrative expenses	1,540	998	10,068	18,835	10,035
Impairment charges	112	—	—	—	—
Restructuring costs	—	—	5,892	2,460	—
Depreciation and amortization	63	18	2,158	2,473	1,482

Total operating expenses	1,715	1,016	18,118	23,768	11,517

Operating loss	(1,210)	(1,016)	(18,076)	(20,642)	(8,905)
Gain (loss) on disposal of assets	—	1	95	(481)	—
Investment income	85	19	—	—	—
Interest income (expense), net	30	59	364	1,589	98
Limited partner interest in net losses	277	209	—	—	—

Net loss	$(818)	$(728)	$(17,617)	$(19,534)	$(8,807)

Preferred stock dividend	—	—	—	—	(6,000)
Accretion of preferred stock discount	—	—	—	—	(1,145)

Net loss attributable to common shareholders	$(818)	$(728)	$(17,617)	$(19,534)	$(15,952)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.83)	$(0.92)	$(1.39)

Weighted average shares used in computing basic and diluted net loss per share	21,557	21,231	21,231	21,173	11,464

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$2,006	$2,950	$4,204	$16,837	$37,278
Working capital	2,430	3,063	4,000	15,139	36,995
Total assets	2,841	3,673	4,361	25,482	44,453
Long-term debt (including current maturities)	—	—	—	680	1,020
Limited partnership interest	209	247	—	—	—
Shareholders’ equity	2,523	3,306	4,011	21,628	41,048

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report. Except for the historical information contained herein, certain statements used in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about our financial condition, prospects, operations and business are generally accompanied by words such as “anticipates,” “expects,” “estimates,” “believes,” “intends,” “plans” or similar expressions. These forward-looking statements are subject to numerous risks, uncertainties and other factors, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Risks Related to Our Business,” “Risks Specific to Operating Subsidiaries,” and “Other Risks.” These risks, uncertainties and other factors include, but are not limited to: limited funding and the difficulty of finding additional financing, if necessary; dependence on management; the limited size of our staff; the potential for a subsidiary to account for a significant percentage of our revenue; unforeseen acquisition costs; potential asset impairment charges; pending litigation; potential for future leveraged transactions; restrictions on use of net operating loss carryforwards; highly leveraged subsidiaries; inability to integrate and manage operating subsidiaries; pharmacy regulations; competition in the pharmacy industry; concentration of ownership and control; related party transactions; and our stock has been delisted from The Nasdaq National Market.

Because such forward-looking statements are subject to risks, uncertainties and assumptions, you are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date the forward-looking statement is made. Our forward-looking statements are based on the current expectations of management, and we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

Overview

Our company has undergone a series of fundamental changes since early 2001. As a result, our management believes that year-to-year comparisons of our past results is not meaningful as a basis for evaluating our future prospects.

Through early 2001, we had been engaged in providing call center, order management and fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. We sold our distribution and call center service businesses in late 2000 and early 2001, respectively. We continued to provide services under earlier customer contracts through the middle of 2001. From July 1, 2001 and continuing through December 31, 2002, we had no revenue producing contracts or operations.

Through 2001, we continued to evaluate our business model. In December 2001, we revised our strategic direction to seek acquisition possibilities throughout the United States or enter into other business endeavors to the extent feasible with our limited assets and personnel. In connection with this decision, we effected a 98% reduction in our workforce through December 31, 2001 and wrote down the value of our assets.

During 2002-2003, we made our first four investments which involved net expenditures and commitments of approximately $650,000 in the aggregate.

In March 2004, we closed one major acquisition and entered into an agreement to acquire another company for a combined total acquisition cost of approximately $14.7 million. The other transaction is scheduled to close in April 2004. These acquisitions will substantially transform our company during 2004. The March 2004 acquisition was funded with approximately $1.5 million of cash and approximately $6.3 million of assumed debt by a subsidiary. The April 2004 transaction will be funded with approximately $6.9 million in subsidiary borrowings. Based on the most recent annual results, unaudited revenues of the two companies aggregated approximately $50.0 million. There is no assurance that such revenues will continue in such amounts or what the net income, if any, will be in the future.

We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

•	the matters discussed under the section titled “Risks Related to our Business” and “Risks Specific to Operating Subsidiaries” below;

•	our ability to profitably operate our recently closed acquisition of the Park Assets, the pending acquisition of CPOC and to pay the principal and interest on the significant debt incurred to make these acquisitions;

•	our success with the investments in, and operations of, Ampco, VTE and Capital Markets and our participation in Fairways transactions;

•	our ability to successfully defend outstanding litigation;

•	fluctuations in general interest rates;

•	the availability and cost of capital to us;

•	the existence and amount of unforeseen acquisition costs; and

•	our ability to locate and successfully acquire or develop one or more business enterprises.

Results of Operations

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002.

Revenues. Capital Markets earned net real estate advisory service fees of approximately $505,000 in 2003 compared with no comparable service fees in 2002. Of the approximate $505,000 earned in 2003, approximately $425,000 (or approximately 84% of revenues) came from one advisory fee related to the sale/leaseback of an office building. We did not recognize revenues from any of our other businesses during 2002 or 2003. Because Capital Market’s revenues depend in large part on transaction-related fees and VTE is in the early stages of attempting to roll out its product, we are not able to predict the level of our revenues from these businesses during 2004. Regardless of the results of these and our other businesses, the acquisition of Park Assets and CPOC in 2004 should result in a significant increase in our total revenues during 2004.

Cost of Revenues. The direct costs associated with the $505,000 earned in 2003 were considered by the Company to be inconsequential and as such no direct costs are provided for in the consolidated statements of operations.

Selling, General and Administrative Expenses. Our consolidated selling, general and administrative expenses increased approximately $542,000 or 54% to approximately $1.5 million for the year ended December 31, 2003 from approximately $998,000 for the year ended December 31, 2002. Capital Markets selling, general and administrative expenses increased approximately $446,000 from approximately $58,000 in 2002 to approximately $506,000 in 2003 reflecting the first full year of real estate advisory service operations. VTE’s selling, general and administrative expenses decreased approximately $36,000 from approximately $245,000 in 2002 to approximately $209,000, reflecting primarily a reduced level of expensed software development costs in 2003. Other selling, general and administrative expenses increased approximately $130,000 from approximately $695,000 in 2002 to approximately $825,000 in 2003 reflecting increased expenses associated with potential acquisition and business development efforts. One of our largest expense categories has been, and will continue to be, costs associated with being a public company, which include, but are not limited to, increased insurance, legal and accounting expenses. In addition, we continue to incur expenses in connection with investigating potential acquisitions and meeting general corporate overhead expenses, including the payment of salaries. The acquisition of the Park Assets and CPOC in 2004 should result in a significant increase in our consolidated selling, general and administrative expenses in 2004.

Impairment Charges. At year-end 2003, management evaluated, and wrote down, the carrying value of VTE’s investment in its computer software and hardware. Please see Note 4 in the consolidated financial statements contained herein.

Depreciation and Amortization. Consolidated depreciation and amortization expense, which reflects amortization of VTE’s capitalized software costs, increased approximately $45,000 for the year ended December 31, 2003 from approximately $18,000 in 2002 to approximately $63,000 in 2003 reflecting a full year of VTE’s operations. The acquisition of the Park Assets in March 2004 and the anticipated CPOC acquisition in April 2004 should result in a significant increase in our consolidated depreciation and amortization expense in 2004.

Investment income. Investment income, which principally comprises our pro rata share of Ampco’s earnings increased $66,000 from approximately $19,000 in 2002 to approximately $85,000 in 2003 reflecting primarily a full year holding period in 2003 compared with a partial year holding period in 2002.

Interest income (expense), net. Interest income (expense), net decreased approximately $29,000 from approximately $59,000 in 2002 to approximately $30,000 in 2003 reflecting an overall reduction in idle cash investments combined with the overall reduction in interest rates. In March 2004, we used approximately $1.5 million of our cash and assumed approximately $6.3 million of debt in order to acquire the Park Assets. In April 2004 , we anticipate incurring approximately $6.9 million in debt to acquire CPOC. Thus, we expect to incur significant net interest expense during 2004.

Limited partner interest in net losses of partnerships. Limited partner interest in net losses of partnerships increased $68,000 to approximately $277,000 in the year ended December 31, 2003 from approximately $209,000 for the year ended December 31, 2002. This increase was primarily due to experiencing a full year of losses at VTE during 2003 versus or partial year during 2002.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001.

Revenues. Our revenues decreased from approximately $2.3 million for the year ended December 31, 2001 to no revenues for the year ended December 31, 2002. The decrease in revenue over the period was due primarily to the December 2000 sale of our fulfillment operations, the February 2001 sale of our call center operations and the termination of all other client contracts on or about June 30, 2001. Through June 2001, we continued to provide services for Sears, which accounted for 82% of total revenues for the six months ended June 30, 2001. Beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue-producing contracts.

Cost of Revenues. Cost of revenues decreased from approximately $2.2 million for the year ended December 31, 2001 to no cost of revenues for the year ended December 31, 2002. The decrease was mainly derived from the suspension of all revenue-producing operations on or about June 30, 2001 and from reductions in personnel and the sale of our fulfillment and call center operations in December 2000, and February 2001, respectively. Beginning July 1, 2001 and continuing through December 31, 2002, we had no revenue producing contracts.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased approximately $9.1 million (90%) to approximately $998,000 for the year ended December 31, 2002 from approximately $10.1 million for the year ended December 31, 2001. Of this decrease, approximately $9.4 million is related to the suspension of all revenue producing operations in June of 2001 associated with our prior business operations, offset by additional operating expenses associated with the new operations of VTE and Capital Markets of approximately $303,000. One of our largest expense categories has been, and will continue to be, costs associated with being a public company, which include, but are not limited to, increased insurance, legal and accounting expenses. In addition, we continue to incur expenses in connection with investigating potential acquisitions and meeting general corporate overhead expenses, including the payment of salaries.

Restructuring Costs. In light of prevailing market conditions and the business failure of a key supplier to the MARKETBridges software platform, we wrote off the carrying value of our MARKETBridges software with a charge to operations of approximately $5.9 million in 2001. There was no comparable write-off during 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased by 99% to approximately $18,000 for the year ended December 31, 2002 from approximately $2.2 million for the year ended December 31, 2001. The decrease is almost totally due to the suspension of all revenue producing operations in June of 2001 associated with our prior business operations and the write-down of assets disposed of in 2001.

Investment income. During 2002, we earned approximately $19,000 from our investment in Ampco. We recorded our estimated share of earnings from Ampco based on preliminary financial information and distributions received during the year. Based on financial information received at year-end, we have reversed approximately $69,000 of the $88,000 of investment income previously recorded and reflected it as a return of capital. There was no comparable investment income in 2001.

Interest income (expense), net. For the year ended December 31, 2002 interest income, net of expense, was approximately $59,000 compared to approximately $364,000 in net interest income for the prior year. The decrease is due primarily to the decrease in short-term money market rates of interest and the decrease in cash and cash equivalents invested in money market instruments. Cash and cash equivalents decreased from approximately $4.2 million at December 31, 2001 to approximately $2.9 million at December 31, 2002.

Gain (loss) on sale of assets. We incurred gains on the sale of assets of approximately $95,000 in 2001 and approximately $1,000 in 2002 in the disposition of assets held for sale from our prior business operations that were previously written down to their estimated market value.

Limited partner interest in net losses of partnerships. Limited partner interest in net losses of partnerships increased to $209,000 in the year ended December 31, 2002. There was no such provision in the year ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2003, we had working capital of approximately $2.4 million as compared to approximately $3.1 million at December 31, 2002. The decrease primarily reflected, in part, costs associated with being a public company, including, but not limited to, increased insurance, legal and accounting expenses.

As of December 31, 2003, we had cash, cash equivalents and investments of approximately $2.0 million. In March 2004, we closed a major acquisition which was funded with approximately $1.5 million in cash and approximately $6.3 million of assumed debt by a subsidiary. In April 2004, we are scheduled to acquire CPOC which will be funded with approximately $6.9 million in subsidiary borrowings.

Our future capital needs are uncertain. Although management projects positive cash flow after debt service based on anticipated operations of our recently acquired or to be acquired businesses, there can be no assurances that this will occur. The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Cash from Financing Activities

VTE, L.P.

In the first and second quarters of 2003, VTE received approximately $313,500 from the issuance of additional limited partnership interests to outside investors, including $75,000 from us. During 2002 and 2003 we spent approximately $171,000 in expenditures to enhance and improve the VTE software platform, of which $102,000 was capitalized.

Dougherty’s Holdings, Inc.

In connection with the acquisition of the Park Assets, DHI entered into a new credit facility with Bank of Texas, the prior lender to Park Pharmacy Corporation. This new facility provides for three notes, aggregating approximately $5.5 million, each note bears interest at six percent and matures in three years. Although DHI has committed to use commercially reasonable efforts to locate a replacement lender as soon as possible, DHI is obligated to make monthly payments (consisting of both interest and principal payments, as applicable) to the bank of approximately $56,000. The new credit facility is secured by substantially all of the assets of DHI, including the stock of its operating subsidiaries.

As part of the acquisition of the Park Assets, DHI also issued AmerisourceBergen a promissory note in the amount of $750,000. The note is payable over a period of five years, using a 15-year amortization schedule and an interest rate of six percent with the last payment being a balloon payment of the outstanding principal and accrued but unpaid interest.

Both the new credit facility with the Bank of Texas and the note with AmerisourceBergen provide for prepayment discounts in the event that these loans are retired prior to maturity.

CRESA Partners of Orange County, Inc.

Acquisition Corp. has agreed to acquire CPOC for approximately $6.9 million which initially will be payable pursuant to the terms of a promissory note payable to the former shareholder of CPOC (the “Seller”). It is anticipated that such note will be secured by a pledge of all of the assets of CPOC, will bear interest at the prime rate plus 0.50% per annum, will be payable over a three year period and will be guaranteed by the Company. Acquisition Corp. intends to prepay the promissory note with proceeds to be obtained from bank financing to be obtained by Acquisition Corp. subsequent to the consummation of the purchase. There is no assurance that such bank financing will be available or that, if available, its terms will be as favorable as that under the promissory note to the Seller. It is likely that such bank financing will require the guarantee by the Company.

Cash Flow

Since December 31, 2003, we have used approximately $1.4 million of our remaining cash to acquire the Park Assets on March 24, 2004. We also incurred secured debt of approximately $5.5 million and unsecured debt of approximately $750,000. In April 2004, as part of our anticipated acquisition of CPOC, one of our subsidiaries anticipates incurring secured debt of approximately $6.9 million.

Our future capital needs are uncertain. Although management projects positive cash flow after debt service based on anticipated operations of our recently acquired or to be acquired businesses, there can be no assurances that this will occur. The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Tax Loss Carryforwards

At December 31, 2003, we had approximately $49.8 million of federal and state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to

2023. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Disclosures About Contractual Obligations and Commercial Commitments

In connection with the acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation pursuant to which DHI and our newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide us with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms.

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at December 31, 2003 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 7. This summary does not reflect the contractual obligations that arise as a result of the acquisition of the Park Assets in March 2004 (or the 2004 portion of our working capital related to the purchase) or the anticipated acquisition of CPOC in April 2004.

Ascendant Solutions, Inc.

Disclosure of Contractual Obligations

As of December 31, 2003

	Payments due by Period ($-000’s)
	Less than	1-3	3-5	More than	Total
	1 year	Years	Years	5 years
Office Lease Obligations	$47	$—	$—	$—	$47
Other Long Term Liabilities*	100	—	—	—	100

Total	$100	$—	$—	$—	$147

*	The above commitment represents our commitment to fund Capital Markets as, and if, needed.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements. These do not include any other critical accounting policies likely to arise as a result of our March 24, 2004 acquisition of the Park Assets or the anticipated April 2004 acquisition of CPOC.

Revenue Recognition. We recognize revenue for real estate advisory services as such services are provided. Participation interest in rental income is recognized over the life of the lease.

Long-Term Investments

Our long-term investments are accounted for using the equity method of accounting for investments and none represent investments in publicly traded companies. The equity method is used as we do not have a majority interest and do not have significant influence over the operations of the respective companies. Distributions received by us are recorded as investment income on the statement of operations to the extent the distribution does not exceed our proportionate share of the company’s earnings. Distributions in excess of our proportionate share would reduce our investment.

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

Software Developed for Internal Use.

We have adopted American Institute of Certified Public Accountants Statement of Position 98-1. “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs of general and administrative expenses, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

At year end 2003, management evaluated, and wrote down, the carrying value of VTE’s investment in its computer software and hardware acquired and developed for the purpose of rolling out an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and recorded an impairment provision of approximately $112,000 at December 31, 2003. This was due to the loss of a business prospect in the fourth quarter of 2003. There is still an ongoing effort to get new business. This impairment provision is recorded as “impairment charges” in 2003. There was no comparable provision in 2002.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which the equity investors do not have either a controlling interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities in which we hold a variable interest. FIN 46 will not have an impact on our financial condition or results of operations.

Risks Related to Our Business

We have limited funds and may require additional financing.

We have very limited funds, and such funds may not be adequate to take advantage of available business opportunities or fund the ones that we have acquired. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a more definitive and specific need for additional financing. Our access to capital is more limited since our stock was delisted from the Nasdaq National Market and as a result of the liabilities we recently acquired, and expect to acquire, as part of our acquisitions. In addition, one of our subsidiaries has committed to use commercially reasonable efforts to replace the loan facilities associated with the acquisition of the Park Assets, which could impair our ability to locate capital for other needs. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our existing capital.

We own subsidiaries that are highly leveraged.

Our subsidiaries are highly leveraged and, as a holding company, we depend on our subsidiaries’ revenues and cash flows to meet our obligations. Due to the high leverage, the availability of funds from these subsidiaries may be limited by contractual restrictions. Additionally, the degree to which our subsidiaries are leveraged has important consequences, including, but not limited to, the reduction in cash flow available to us for our operations and for future acquisitions, increased vulnerability to changes in economic conditions and the impairment of our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

We may not be able to effectively integrate and manage our operating subsidiaries.

Our failure to effectively manage our recent and anticipated future growth could strain our management infrastructure, and other resources and adversely affect our results of operations. We expect our recent and anticipated future growth to present management, infrastructure, systems, and other operating issues and challenges. These issues include controlling expenses, retention of employees, the diversion of management attention, the development and application of consistent internal controls and reporting processes, the integration and management of a geographically diverse group of employees, and the monitoring of third parties. Any change in management may make it more difficult to integrate an acquired business with our existing operations. Any failure to address these issues at a pace consistent with our business could cause inefficiencies, additional operating expenses and inherent risks and financial reporting difficulties.

We are dependent upon management.

We currently have only one individual who is serving as our CEO, President and Chief Financial Officer. We are heavily dependent upon his skills, talents and abilities to implement our business plan. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning our management and Board of Directors. As of December 31, 2003, VTE had one full time employee, while Capital Markets employed six people, including Jim Leslie and certain of our other affiliates. We are dependent on these individuals serving Capital Markets and VTE. In addition to our own employees, we use from time to time and are dependent upon, various consultants or contractors to perform various support services including, legal, accounting, and software development among others.

We have a small staff.

Because of the limited size of our staff, each acquisition becomes more difficult to integrate. Furthermore, there is inherently a lack of segregation of duties related to the authorization, recording, processing and reporting of transactions. In addition, our strategy of acquiring operating businesses will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business and other business opportunities.

Certain of our subsidiaries account for a significant percentage of our revenues.

In 2003, Capital Markets accounted for all of our revenue. In the future, one or more of our subsidiaries could account for a disproportionate percentage of our revenue. The reliance on any of these subsidiaries for a significant percentage of our revenue and their subsequent failure could negatively affect our results of operations.

Unforeseen costs associated with the acquisition of new businesses could reduce our profitability.

We have implemented our business strategy and made acquisitions of new businesses that may not prove to be successful. We now own an interest in six businesses, operating in different industries and we do not have experience in some of these areas. It is likely that we will encounter unanticipated difficulties and expenditures relating to our acquired businesses, including contingent liabilities, or needs for significant management attention that would otherwise be devoted to our other businesses. These costs may negatively affect our results of operations. Unforeseen costs at our recently acquired and to be acquired businesses, which have signification liabilities and commitments, could result in the inability to make required payments on indebtedness, which could result in a loss of our investments in these companies and, in the case of CPOC, require us to make payments under our guaranty.

We may enter into additional leveraged transactions in connection with an acquisition opportunity.

Based on our current cash position, it is likely that if we enter into any additional acquisitions, such acquisitions will be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase our exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

We are restricted on our use of net operating loss carryforwards.

At December 31, 2003, we had accumulated approximately $49.8 million of federal and state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2023. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of our net operating loss carryforwards that may be used to offset taxable income. We believe that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, we believe that utilization of the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an “ownership change” is based upon a factual determination of the value of our stock on such date. If the “ownership change” was determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, a second “ownership change” may occur in the future as a result of future changes in the ownership of our stock, including our issuance of stock in connection with our acquisition of a business. A second “ownership change” would result in Code Section 382 limiting our deduction of our future net operating loss carryforwards.

Results of operations.

The Company has historically incurred losses. The Company experienced net losses of approximately $818,000, $728,000 and $17.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. There can be no assurance that we will achieve profitability in the future.

RISKS SPECIFIC TO OUR OPERATING SUBSIDIARIES

Dougherty’s Holdings, Inc.

Our pharmacy subsidiary is subject to extensive regulation.

Our pharmacists and pharmacies are required to be licensed by the Texas State Board of Pharmacy. The pharmacies are also registered with the federal Drug Enforcement Administration. By virtue of these license and registration requirements, the entities owned by DHI are obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in fines and/or in a suspension or revocation of a license or registration. We believe that the operating entities owned by DHI currently has all the regulatory approvals necessary to conduct its business. However, we can give no assurance that they will be able to maintain compliance with existing regulations.

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. We cannot predict whether any federal or state health care reform legislation will eventually be passed, and if so, the impact thereof on DHI’s financial position or results of operations. Health care reform, if implemented, could adversely affect the pricing of prescription drugs or the amount of reimbursement from governmental agencies and managed care payors, and consequently could be adverse to DHI and therefore, to us. However, to the extent health care reform expands the number of persons receiving health care benefits covering the purchase of prescription drugs, it may also result in increased purchases of such drugs and could thereby have a favorable impact on both DHI and the drug industry in general. Nevertheless, there can be no assurance that any future federal or state health care reform legislation will not adversely affect us, including our subsidiary DHI, or the retail drugstore industry generally.

In addition, a portion of DHI revenue is derived from high-end, technical pharmacy services, such as compounded prescriptions, intravenous infusion, injectables and pain management products that are not typically offered by chain drug stores, grocery pharmacies or mass merchandise pharmacies. Recently, there has been some controversy about the lack of federal regulation of these services. Additional federal and/or state regulations could also affect our business by putting additional burdens on us.

If we do not adequately respond to competitive pressures, demand for our products and services could decrease.

Our retail pharmacies operate in a highly competitive industry. The markets we serve are subject to relatively few barriers to entry. These pharmacies compete primarily on the basis of customer service, convenience of location and store design, price and product mix and selection. Some of our competitors have greater financial, technical, marketing and managerial resources than we have. Local, regional and national companies are currently competing in many of the health care markets we serve and others may do so in the future. In addition to traditional competition from independent pharmacies and other pharmacy chains, our pharmacies face competition from discount stores, supermarkets, combination food and drugstores, mail order distributors, hospitals and HMO’s. These other formats have experienced significant growth in their market share of the prescription and over-the-counter drug business. Consolidation among our competitors, such as pharmacy benefit managers (PBM’s) and regional and national infusion pharmacy or specialty pharmacy providers could result in price competition and other competitive factors that could cause a decline in our revenue and profitability. We expect to continue to encounter competition in the future that could limit our ability to grow revenue and/or maintain acceptable pricing levels.

Risk related to third party payors.

DHI’s revenues and profitability are affected by the continuing efforts of all third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on DHI’s revenues and profitability. Changes in the mix of patients among Medicare, Medicaid and other payor sources may also impact DHI’s revenues and profitability. There can be no assurance that DHI will continue to maintain the current payor or revenue mix.

Collectibility of accounts receivable.

DHI’s failure to maintain its controls and processes over billing and collecting or the deterioration of the financial condition of its payors could have a significant negative impact on its results of operations and financial condition.

The collection of accounts receivable is one of DHI’s most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. Further some of DHI’s payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. There can be no assurance that DHI will be able to maintain its current levels of collectibility and days sales outstanding in future periods. If DHI is unable to properly bill and collect its accounts receivable, its results will be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

We obtain a majority of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen, or deterioration in AmerisourceBergen’s financial condition, could have a material adverse effect on us.

Failure to maintain sufficient sales to qualify for favorable pricing under our long term supply contract could increase the costs of our products.

Our long term supply agreement with AmerisourceBergen provides us with pricing and credit terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and to maintain certain minimum dollar monthly purchases. If we are unable to satisfy minimum monthly purchase requirements of $900,000, we may be required to purchase our pharmaceutical products on less favorable pricing and credit terms.

The current or future shortage in licensed pharmacists, nurses and other clinicians could adversely affect our business.

The health care industry is currently experiencing a shortage of licensed pharmacists, nurses and other health care professionals. Consequently, hiring and retaining qualified personnel will be difficult due to intense competition for their services and employment. Any failure to hire or retain pharmacists, nurses or other health care professionals could impair our ability to expand or maintain our operations.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although we maintain professional liability and errors and omissions liability insurance, we cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will maintain this insurance on acceptable terms in the future.

CRESA Partners of Orange County, Inc.

We have numerous significant competitors, some of which may have greater financial resources than we do.

We compete across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage banking. In general, with respect to each of our business disciplines, we cannot assure you that we will be able to continue to compete effectively or maintain our current fee arrangements or margin levels or that we will not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional and local level. Depending on the product or service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, many of which may have greater financial resources than we do. Many of our competitors are local or regional firms. We are also subject to competition from other large national and multi-national firms.

A significant portion of our operations are concentrated in southern California and our business could be harmed if the economic downturn continues in the southern California real estate markets.

During 2003, a significant amount of our revenue was generated from transactions originating in California. As a result of the geographic concentrations in California, any future economic downturn in the California commercial real estate markets and in the local economies in Orange County area could further harm our results of operations.

Our results of operations vary significantly among quarters, which makes comparison of our quarterly results difficult.

The nature of our business does not allow for ready comparison of operating results from quarter to quarter. Our transaction fees are highly dependent on transactions that do not occur ratably over the course of a year.

Our success depends upon the retention of our senior management, as well as our ability to attract and retain qualified and experienced employees.

Our continued success is highly dependent upon the efforts of our executive officers and CPOC’s existing management team. The loss of one or more of our members of the senior management team could have a material adverse effect on CPOC.

If we fail to comply with laws and regulations applicable to real estate brokerage, we may incur significant financial penalties.

Due to the nature of our operations, we are subject to numerous federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires us to maintain brokerage licenses in each state in which we operate. If we fail to maintain our licenses or conduct brokerage activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. Furthermore, the laws and regulations applicable to our business also may change in ways that materially increase the cost of compliance.

We may have liabilities in connection with real estate brokerage activities.

As a licensed real estate broker, we and our licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties we or they brokered or managed. We could become subject to claims by participants in real estate transactions claiming that we did not fulfill our statutory obligations as a broker.

Other Risks

We are controlled by our principal stockholders, officers and directors.

Our principal stockholders, officers and directors beneficially own approximately 37% of our Common Stock. As a result, such persons may have the ability to control and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

We have certain transactions with related parties.

We have relationships or transactions with related parties or affiliates of ours. Please see Note 12 to the consolidated financial statements contained herein.

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

I TEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not engage in commodity futures trading or hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not currently engage in transactions in foreign currencies or in interest rate swap transactions that could expose us to market risk.

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Ascendant Solutions, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Ascendant Solutions, Inc. (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, statements of stockholders’ equity and statements of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascendant Solutions, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/    BDO Seidman, LLP

Dallas, Texas

March 26, 2004

REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors

Ascendant Solutions, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Ascendant Solutions, Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascendant Solutions, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/ Ernst & Young LLP

Dallas, Texas

March 27, 2003

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,006	$2,950
Receivable from affiliates	52	27
Other receivables	46	68
Prepaid expenses	125	138

Total current assets	2,229	3,183
Property, equipment and software, net	17	159
Deferred acquisition costs	310	—
Investments in limited partnerships	285	331

Total assets	$2,841	$3,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60	$80
Accounts payable to affiliates	1	2
Accrued liabilities	48	38

Total current liabilities	109	120
Limited partnership interests	209	247
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000 Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000 Issued and outstanding shares—21,665,900 at December 31, 2003 and 21,230,900 at December 31, 2002	2	2
Additional paid-in capital	59,822	59,822
Deferred compensation	(46)	(81)
Accumulated deficit	(57,255)	(56,437)

Total stockholders’ equity	2,523	3,306

Total liabilities and stockholders’ equity	$2,841	$3,673

See accompanying notes to Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues	$505	$—	$2,284
Cost of revenues	—	—	2,242

Gross profit	505	—	42

Operating expenses:
Selling, general and administrative expenses	1,540	998	10,068
Impairment charges	112	—	—
Restructuring costs	—	—	5,892
Depreciation and amortization	63	18	2,158

Total operating expenses	1,715	1,016	18,118

Operating loss	(1,210)	(1,016)	(18,076)
Investment income	85	19	—
Interest income, net	30	59	364
Gain on sale of assets	—	1	95
Limited partner interest in net losses of partnerships	277	209	—

Net loss	$(818)	$(728)	$(17,617)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.83)

Weighted average shares used in computing basic and diluted net loss per share	21,557,150	21,230,900	21,230,900

See accompanying notes to Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000’s omitted, except share amounts)

	Series A Convertible Preferred Stock	Common Stock Class A		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount
Balance at December 31, 2000	$—	21,230,900	$2	$59,718	$—	$(38,092)	$21,628
Net loss	—	—	—	—	—	(17,617)	(17,617)

Balance at December 31, 2001	—	21,230,900	2	59,718	—	(55,709)	4,011
Granting of restricted stock to officers	—	—	—	104	(104)	—	—
Amortization of deferred compensation	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	(728)	(728)

Balance at December 31, 2002	—	21,230,900	2	59,822	(81)	(56,437)	3,306
Issuance of restricted stock to officers	—	435,000	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(818)	(818)

Balance at December 31, 2003	$—	21,665,900	$2	$59,822	$(46)	$(57,255)	$2,523

See accompanying notes to Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Years Ended December 31,
	2003	2002	2001
Operating Activities
Net loss	$(818)	$(728)	$(17,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63	18	2,158
Deferred compensation amortization	35	23	—
(Gain) loss on disposal of property and equipment	—	(1)	967
Limited partner interest in net losses of partnerships	(277)	(209)	—
Impairment charges	112	—	—
Restructuring costs	—	—	5,892
Provision for doubtful accounts	—	—	163
Equipment conveyed in settlement of office lease obligation	—	—	96
Gain on early extinguishment of debt	—	—	(295)
Changes in operating assets and liabilities:
Accounts receivable	(3)	(69)	1,187
Prepaid expenses	13	(17)	368
Accounts payable	(21)	(152)	(1,349)
Accrued liabilities	10	(80)	(1,086)
Deferred revenue	—	—	(380)

Net cash used in operating activities	(886)	(1,215)	(9,896)

Investing Activities
Deferred acquisition costs	(310)	—	—
Proceeds from sale of call center and other assets	—	8	1,234
Purchases of property, equipment and software	(32)	(172)	(3,576)
Return of capital distributions	46	69	—
Investments in limited partnerships	(146)	(400)	—
Return of investments in limited partnerships	145	—	—

Net cash used in investing activities	(297)	(495)	(2,342)

Financing Activities
Proceeds from sale of limited partnership interests, net	239	456	—
Payments of long-term debt	—	—	(395)

Net cash provided by (used in) financing activities	239	456	(395)

Net decrease in cash and cash equivalents	(944)	(1,254)	(12,633)
Cash and cash equivalents at beginning of year	2,950	4,204	16,837

Cash and cash equivalents at end of year	$2,006	$2,950	$4,204

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business

Ascendant Solutions, Inc. (the “Company”) is a diversified financial services company seeking to invest in, or acquire, manufacturing, distribution or service companies. The Company also conducts various real estate activities, performing real estate advisory services for corporate clients, and, through an affiliate, purchases real estate assets, as a principal.

Through early 2001, the Company had been engaged in providing call center, order management and fulfillment services on an outsourced basis to retailers and direct marketing companies located in the United States. The Company sold the distribution and call center service businesses in late 2000 and early 2001. Through July 1, 2001 the Company continued to provide services under earlier customer contracts. From July 1, 2001 and continuing through December 31, 2002, the Company had no revenue producing contracts or operations. Through 2001 the Company continued to evaluate its business model. In December 2001, the Company revised its strategic direction to seek acquisition possibilities throughout the United States or enter into other business endeavors to the extent feasible with its limited assets and personnel. In connection with this decision, the Company effected a 98% reduction in its workforce through December 31, 2001 and wrote down the value of its assets.

During 2002-2003, the Company made its first four investments which involved net expenditures and commitments of approximately $650,000 in the aggregate.

In March 2004, the Company closed one major acquisition and entered into an agreement to acquire another company for a combined total acquisition cost of approximately $14.7 million. The other transaction is scheduled to close in April 2004. These acquisitions will substantially transform the Company during 2004. The March 2004 acquisition was funded with approximately $1.5 million of cash and approximately $6.3 million of assumed debt by a subsidiary. The April 2004 transaction will be funded with approximately $6.9 million in subsidiary borrowings. The ability of these acquisitions to generate positive cash flows from operations and after debt service will impact the ability of the Company to continue as a going concern.

The Company will continue to look for acquisition opportunities, however, the current cash resources are limited and the Company will be required to expend significant executive time to assist management of the recently acquired businesses. Since December 2001, the Company has been seeking to (1) most effectively deploy the remaining cash, debt capacity (if any) and the net operating loss carryforwards and (2) capitalize on the experience and contacts of the officers and directors.

2002 to 2003 Transactions

Ampco Partners, Ltd.

During the second quarter of 2002, the Company invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. The Company receives quarterly distributions based upon 10% of

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense, or EBITDA. The Company’s investment in Ampco is accounted for under the equity method. The Company recognizes its proportionate share of Ampco’s net income, as “investment income” in the consolidated statements of operations. Distributions received that exceed the Company’s 10% interest in Ampco’s net income are accounted for as return of capital and reduction in the investment in Ampco. During 2002, the Company received distributions of approximately $88,000, $19,000 of which was recorded as investment income, and $69,000 of which was recorded as a return of capital. For the year ended December 31, 2003 the Company recorded approximately $112,000 of quarterly distributions from Ampco, (approximately $66,000 as investment income with the balance of approximately $46,000 reflected as a reduction in the investment in Ampco).

VTE, L.P.

On August 1, 2002, the Company formed a wholly owned subsidiary, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets (primarily software) of Venue Ticket Exchange, Inc. VTE is in the early stages of attempting to roll out an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests to outside investors. Mr. Leslie, the Chairman, and Mr. Bowe, the President and CEO of Ascendant, individually, made limited partnership investments in VTE on the same terms as outside limited partnership investors. During 2002, the Company invested $75,000 in this venture and received general partner and limited partnership interests. In the first and second quarters of 2003, VTE received approximately $313,500 from the issuance of additional limited partnership interests to outside investors, including approximately $75,000 from the Company. The aggregate investment of $150,000 represents an ownership interest of 23.3% in VTE.

VTE acquired the assets of Venue Ticket Exchange, Inc. for approximately $75,000 and has subsequently made expenditures of approximately $171,000 ($23,391 during 2003) for software enhancements and improvements of which approximately $102,000 ($23,391 during 2003) have been capitalized. VTE generated no revenues during 2002 and 2003. VTE is accounted for as a consolidated entity in the consolidated financial statements.

At year-end 2003, management evaluated, and wrote down the carrying value of VTE’s investment in its computer software and hardware acquired. Please see Note 4 in the consolidated financial statements contained herein.

CRESA Capital Markets Group, L.P.

In late October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm. The Company owns 80% of Capital Markets through its general and limited partnership interests and has committed to fund up to $100,000 in Capital Markets. The remaining 20% of Capital Markets is owned, directly or indirectly, by three of its principals. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. During the third quarter of 2003, Capital Markets received additional funding of $80,000 ($64,000 from the Company and $16,000 from the other limited partners) in the form of partner loans. These loans were repaid with interest during the fourth quarter of 2003, from the proceeds of approximately $425,000 in real estate advisory services earned by Capital Markets from the purchase and sale of a commercial office building.

Capital Markets provides real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services include, but are not limited to,

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Capital Markets had net service revenues of approximately $505,000, of which $425,000 was an advisory fee related to the sale of an office building, and operating expenses of approximately $506,000 in 2003. Operating expenses were mostly salaries and travel in the process of doing business. Since Capital Markets is still in the early development phase, its fee income can be significantly affected by a limited number of large transactions. Therefore the Company is unable to predict the level of Capital Markets’ revenues during 2004. Capital Markets is accounted for as a consolidated entity in the consolidated financial statements. Mr. Leslie, the Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs six people, including Mr. Leslie and certain of the Company’s other affiliates.

Fairways Equities LLC

During the fourth quarter of 2003, the Company entered into a participation agreement (the “Participation Agreement”) with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, the Company’s Chairman, and other principals of Capital Markets, pursuant to which the Company will receive up to 20% of the profits realized by Fairways in connection with all real estate acquisitions made by Fairways. Additionally, the Company will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. The Company’s profit participation with the principals of Fairways is subject to modification or termination by Fairways at the end of 2005 in the event that the aggregate level of cash flow (as defined in the Participation Agreement) generated by the acquired operating entities has not reached $2 million for the twelve months ended December 31, 2005. The Company is unable to determine what real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate. During December 2003, the Company advanced approximately $145,000 as a deposit related to the December 2003 Fairways transaction described herein which was returned to the Company during December 2003. During December 2003, Fairways, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building. During December 2003, the Company earned approximately $19,000 from its share of net rental payments which is recorded as “investment income” in the consolidated statements of operations. Based upon the terms of the current lease which expires in 2015 and the secured loans incurred by the partnership to fund the acquisition, which bear interest at LIBOR plus 1.75% to 2.25% and mature in 12 to 24 months, the Company expects to receive approximately $220,000 per year from the Company’s share of the net rental payments, after debt service, from the partnership. These proceeds will vary if the lease is modified or terminated, if the terms of the loans are modified or if there is a default by the tenant. There can be no assurances that the Company will be able to generate the required cash flow to continue in the Fairways Participation Agreement after 2005, or that Fairways will be able to acquire additional real estate assets, that the Company will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments. The Company does not have an investment in Fairways, but rather a profits interest through our Participation Agreement.

2004 Transactions

Dougherty’s Holdings, Inc.

On March 24, 2004, the Company acquired, through a newly formed, wholly owned subsidiary, Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the Joint Plan and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy has been operating as a debtor in possession since December 2, 2002. The purchased assets include all of the cash and certain other assets of Park Pharmacy and all

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity interests of the following entities (each directly or indirectly wholly-owned by Park Pharmacy): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

Park Pharmacy is a provider of health care services through retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, Park Pharmacy operates Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, and three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man.” Three infusion therapy/specialty pharmacy services operated under the name “Park Infusion Services” are located in Dallas, San Antonio and Houston, Texas.

The Company acquired the Park Assets by investing, through DHI, an aggregate of approximately $1.5 million in cash, funded out of the Company’s working capital, and the assumption by DHI of approximately $6.3 million in debt of Park Pharmacy.

In connection with the acquisition of the Park Assets, DHI entered into a new credit facility with Bank of Texas, the prior lender to Park Pharmacy Corporation. This new facility provides for three notes, aggregating approximately $5.5 million. Each note bears interest at six percent and matures in three years. Although DHI has committed to use commercially reasonable efforts to locate a replacement lender as soon as possible, DHI is obligated to make monthly payments (consisting of both interest and principal payments, as applicable) to the bank of approximately $56,000. The new credit facility is secured by substantially all of the assets of DHI, including the stock of its operating subsidiaries.

In connection with the acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”) pursuant to which DHI and the newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide DHI with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. AmerisourceBergen was a creditor of the operating non-debtor subsidiaries and, in connection with the Chapter 11 bankruptcy proceeding, AmerisourceBergen agreed to accept a cash payment of approximately $1.1 million and a promissory note in the amount of approximately $750,000 payable by DHI over a period of five years, using a 15-year amortization schedule and an interest rate of six percent with the last payment being a balloon payment of the outstanding principal and accrued but unpaid interest.

Both the new credit facility with the Bank of Texas and the note with AmerisourceBergen provides for prepayment discounts in the event that these loans are retired prior to maturity.

CRESA Partners of Orange County, Inc.

On March 23, 2004, Orange County Acquisition Corp., a wholly owned special purpose subsidiary of our Company (“Acquisition Corp.”), agreed to acquire all of the issued and outstanding stock of CRESA Partners of Orange County, Inc. (“CPOC”), a former licensee of The Staubach Company, a national real estate services firm. The consummation of the acquisition is subject to certain conditions precedent and is expected to occur in April 2004. CPOC is located in Newport Beach, California and provides tenant representation services to commercial and industrial users of real estate, which include strategic real estate advisory services, lease management services, facility and site acquisition and disposition advice; design, construction and development consulting; and move coordination.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition Corp. has agreed to acquire CPOC for approximately $6.9 million which initially will be payable pursuant to the terms of a promissory note payable to the former shareholder of CPOC (the “Seller”). It is anticipated that such note will be secured by a pledge of all of the assets of CPOC, will bear interest at the prime rate plus 0.50% per annum, will be payable over a three year period and will be guaranteed by the Company. Acquisition Corp. intends to prepay the promissory note with proceeds to be obtained from bank financing to be obtained by Acquisition Corp. subsequent to the consummation of the purchase. There is no assurance that such bank financing will be available or that, if available, its terms will be as favorable as that under the promissory note to the Seller. It is likely that such bank financing will require the guarantee by the Company. The initial promissory note issued to the Seller and any replacement bank financing is hereinafter referred to as the “Acquisition Financing.” The purchase price is subject to adjustment (i) downward to reflect operating results of CPOC during the four year period ending December 31, 2007 (if CPOC’s revenues are less than an aggregate of approximately $34.0 million during such period), (ii) downward to reflect uncollectible trade receivables of CPOC (if any) and (iii) upward or downward to reflect changes in the net book value of CPOC resulting from a post-closing audit of CPOC’s balance sheet. Following the acquisition of CPOC, Acquisition Corp. intends to contribute the assets of CPOC to a to be formed limited partnership (the “Operating LP”) that will be owned jointly by Acquisition Corp., the Seller and a limited liability company (the “MGMT LLC”) controlled by the management and key employees of CPOC. Acquisition Corp. intends for the general partner of the Operating LP to be a corporation controlled by the management and key employees of CPOC. Acquisition Corp. expects to be entitled to receive 99% of the profits of the Operating LP until such time as the Acquisition Financing is repaid in full at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to Acquisition Corp., and 10% to the Seller and 0.1% to the general partner of the Operating LP. In connection with the acquisition of CPOC, the Company expects to receive, directly or through Acquisition Corp., a structuring fee of approximately $690,000, which fee will be paid by the MGMT LLC or the Operating LP in three equal annual installments of principal beginning upon the consummation of the purchase. Acquisition Corp. expects to receive non-competition agreements from certain members of senior management.

There can be no assurances that the Company will be able to successfully consummate the acquisition or to integrate and execute the business of CPOC successfully.

Significant Accounting Policies

Basis of Presentation

Certain amounts have been reclassified from prior years’ classifications to conform with the current year’s presentation. The consolidated financial statements include the accounts of Ascendant Solutions, Inc. and all subsidiaries for which the Company has significant influence over operations. All intercompany balances and transactions have been eliminated. The limited partnership interests for the subsidiaries and related minority interests are included on the balance sheet as Limited Partnership Interests.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

The Company’s credit risk relates to its other receivables and its receivables from affiliates, along with cash deposits maintained at financial institutions in excess of federally insured limits. Management performs continuing evaluations of debtors’ financial condition and provides an allowance for uncollectible amounts as determined necessary. At December 31, 2003 and 2002, the Company determined that no allowance was necessary.

Significant Customers

All of the Company’s prior business contracts with customers expired or were terminated on or about June 30, 2001. The Company provided services to two major clients, which were related through common control. Sales to the combined entities amounted to 82% in 2001.

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

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Under SFAS No. 144, the Company compares the undiscounted cash flows over the remaining useful life of the long-lived assets with the assets’ carrying value. If this comparison indicates that the carrying value will not be recoverable, the carrying value of the long-lived assets will be reduced accordingly based on a discounted cash flow analysis. During the year ended December 31, 2003, as discussed in Note 4, the Company recorded an impairment provision of approximately $112,000 related to VTE’s investment of certain computer software and hardware. During the year ended December 31, 2001, the Company recorded impairment provisions of approximately $5.9 million primarily related to the reevaluation and eventual write-off of the MARKETBridges software platform.

Long-Term Investments

Long-term investments, including the Company’s investment in Ampco is accounted for using the equity method of accounting for investments and none represent investments in publicly traded companies. The equity method is used as the Company does not have a majority interest and does not have significant influence over the

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations of the respective companies. Distributions received by the Company are recorded as investment income on the consolidated statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the investee’s earnings. Distributions in excess of the Company’s proportionate share reduce the Company’s investment.

Revenue Recognition

Revenues for the year ended December 31, 2003 were comprised of real estate advisory services and are recognized as revenue based upon completion of the services performed. Participation interests in rental income is recognized over the life of the lease. Revenues for the year ended December 31, 2001 related primarily to call center, order management and fulfillment services and were recognized on a per transaction basis as the services were rendered.

Cost of revenues for the year ended December 31, 2001 consisted primarily of direct labor costs for providing order management and fulfillment services and, to a lesser extent, the cost of contracting for third party call center and fulfillment center services.

Software Developed for Internal Use

We have adopted American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for general and administrative expenses, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

At year-end 2003, management evaluated, and wrote down, the carrying value of VTE’s investment in its computer software and hardware acquired. Please see Note 4 in the consolidated financial statements contained herein.

Advertising Costs

Product advertising costs were expensed as incurred. There were no advertising expenses in 2003 and 2002. Advertising expenses in 2001 were related to call center, order management, and fulfillment services and supply chain solutions. Amounts expensed were approximately $33,000 for the year ended December 31, 2001.

Income Taxes

The Company’s income taxes are presented based on the provisions of SFAS No. 109, “Accounting for Income Taxes”, which utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are established for deferred tax assets where management believes it is more likely than not that the deferred tax asset will not be realized.

Net Loss Per Share

Basic and diluted net loss per share is computed based on the loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of warrants and stock options were not included in the calculation as their effect is antidilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was approximately 270,000, 0 and 0 for the years ended December 31, 2003, 2002 and 2001, respectively. The number of dilutive shares resulting from assumed conversion of stock options and warrants would be determined by using the treasury stock method.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options and stock based awards. Under APB 25, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The additional disclosures required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation,” are included in Note 10 of the Consolidated Financial Statements contained herein.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Had compensation cost been recognized consistent with SFAS No. 123, the Company’s net loss attributable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2003, 2002 and 2001:

Net loss attributable to common stockholders:

	2003	2002	2001
Net loss as reported	$(818,000)	$(728,000)	$(17,617,000)

Add: stock based employee compensation included in reported net loss, net of related tax effects	34,800	23,200	—
Deduct: total stock-based employee compensation determined under fair value method of all awards, net of related tax effects	(34,604)	(25,952)	(181,000)

Pro forma net loss, as adjusted	$(817,804)	$(730,752)	$(17,798,000)

Earnings per share:
Basic and diluted, as reported	$(0.04)	$(0.03)	$(0.83)
Basic and diluted, as adjusted	$(0.04)	$(0.03)	$(0.84)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made during 2002. The following weighted average assumptions were applied in determining the pro forma compensation cost:

	2003	2002	2001
Risk-free interest rate	—	4.69%	5.00%
Expected option life in years	—	6.00	4.00
Expected stock price volatility	—	1.837	1.837
Expected dividend yield	—	0.00%	0.00%

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable and accounts payable that are carried at cost, which approximates fair value because of the short maturity of these instruments. The fair value of investment in limited partnerships are not readily determinable without undo cost.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Fin 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which the equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities in which we hold a variable interest. FIN 46 will not have an impact on the Company’s financial condition or results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.    Details of Certain Balance Sheet Accounts

Property and equipment consist of the following:

	December 31,
	2003	2002
Venue Ticket computer equipment and software	$—	$154,000
Furniture, fixtures and equipment	31,000	21,000

	31,000	175,000
Less accumulated depreciation and amortization	(14,000)	(16,000)

	$17,000	$159,000

Accrued liabilities consisted of the following:

	December 31,
	2003	2002
Accrued property taxes	$5,000	$5,000
Accrued expenses (primarily audit fees)	43,000	33,000

	$48,000	$38,000

3.    Long-term Debt

Long-term debt related to a long-term note in the amount of approximately $1.5 million. In October 2001, the Company settled the remaining balance of the obligation for a discounted payment of $225,000 and recorded a gain of $295,000.

Interest expense under long-term debt was approximately $25,000 for the year ended December 31, 2001. There was substantially no interest expense for 2003 and 2002. The Company had no long-term debt at December 31, 2003 or 2002.

4.    Impairment Charges

At year end 2003, management evaluated, and wrote down, the carrying value of VTE’s investment in its computer software and hardware acquired and developed for the purpose of rolling out an online, electronic

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ticket exchange for the purchase and sale of secondary tickets to sporting events and recorded an impairment provision of $112,000 at December 31, 2003. This was due to the loss of a business prospect in the fourth quarter of 2003. This impairment provision is recorded as “impairment charges” in 2003. There was no comparable provision in 2002.

5.    Restructuring Costs

Costs of approximately $4.9 million and $3.3 million were incurred to develop MARKETBridges during 2000 and 2001. The undepreciated balance of the software of approximately $5.9 million was written off in 2001.

6.    Income Taxes

The provision (benefit) for income taxes is reconciled with the statutory rate for the years ended December 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001
Provision (benefit) computed at federal statutory rate	$(278,000)	$(247,000)	$(5,990,000)
State income taxes, net of federal tax effect	(24,000)	(32,000)	(530,000)
Expiration of state net operating loss carryover	60,000	—	—
Change in deferred tax assets valuation allowance	191,000	389,000	6,594,000
Other	51,000	(110,000)	(74,000)

	$—	$—	$—

Significant components of the deferred tax asset at December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Deferred tax assets (liabilities):
Net operating loss carryforward	$18,370,000	$18,167,000	$17,772,000
Property and equipment	12,000	—	3,000
Prepaid insurance	(6,000)	1,000	(6,000)
Deferred compensation	(17,000)	—	—

Total deferred tax assets	18,359,000	18,168,000	17,769,000
Less valuation allowance	(18,359,000)	(18,168,000)	(17,769,000)

Net deferred tax assets	$—	$—	$—

The Company’s total deferred tax assets have been fully reserved because of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements.

At December 31, 2003, the Company had accumulated approximately $49.8 million of federal net operating loss carryforwards and $47.8 million of state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2023. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of the Company’s net operating loss carryforwards that may be used to offset taxable income. The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“ownership change” for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company’s net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. If an “ownership change” is determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, an “ownership change” may occur in the future as a result of future changes in the ownership of the Company’s stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A future “ownership change” would result in Code Section 382 limiting the Company’s deduction of operating loss carryforwards attributable to periods before the future ownership change.

7.    Stockholders’ Equity

Common Stock

In November 1999, the Company completed an IPO of 5,750,000 common shares (including underwriters’ over-allotment) for $8.00 per share. Net proceeds to the Company aggregated approximately $41.9 million. As of the closing date of the offering, all of the Series A convertible preferred stock outstanding was converted into 2,250,000 shares of common stock.

The Company has warrants outstanding to purchase an aggregate of 1,000,000 shares of common stock at prices ranging from $1.00 to $3.00 per share related to the Company’s private placement offering in 1999. Of the 1,000,000 warrants, 200,000 expired as of February 5, 2004. In September 2002, the Company’s Board of Directors authorized the extension of the maturity of the remaining 800,000 warrants, which are held by Jonathan Bloch, one of its directors, from February 5, 2004 to February 5, 2006. The warrants have an exercise price ranging from $1.00-$3.00 per share.

Preferred Stock

The Company has authorized preferred stock as follows:

Series A convertible preferred stock, $.0001 par value	1,111,111	shares
Series B redeemable preferred stock, $.0001 par value	1,111,111	shares
Series C non-voting preferred stock, $.0001 par value	3,200,000	shares
“Blank check” preferred stock, $.0001 par value	2,077,778	shares

Total	7,500,000	shares

No preferred stock was outstanding at December 31, 2003 or 2002.

On July 24, 2001, James C. Leslie, Chairman of the Board, and CLB Partners, Ltd. purchased an aggregate of 5,000,000 shares of the Company’s common stock at $0.08 per share from Norman Charney (former Chairman and Chief Executive Officer) and CCLP, Ltd., a Texas limited partnership, of which David Charney (son of Norman Charney) was the sole general partner. This transaction resulted in an aggregate purchase price of $400,000. CLB Holdings LLC, a Texas limited liability company, is the general partner of CLB Partners, Ltd. Richard Bloch, a director of the Company, and Will Cureton are the managers of CLB Holdings LLC and the Richard and Nancy Bloch Family Trust and Will Cureton are the members of CLB Holdings LLC. These shares are subject to a Voting Agreement dated July 24, 2001 by and among CLB Partners, Ltd., James C. Leslie, Will Cureton, and Richard Bloch.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 29, 2003, James C. Leslie and CLB Partners, Ltd. increased their ownership in the Company by purchasing an aggregate of 1,921,300, shares from a former shareholder of the Company in a negotiated transaction.

During the second quarter of 2002, the Company granted, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. The restricted stock was issued on April 2, 2003.

Deferred compensation equivalent to the market value of the shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over the three year vesting period. Deferred compensation expense included in the accompanying statement of operations for the years ended December 31, 2003 and December 31, 2002 amounted to approximately $35,000 and $23,000, respectively.

8.    Stock Option Plan

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. As of December 31, 2003 and 2002, options to purchase 1,340,000 shares of common stock were outstanding under the Plan.

The exercise price of the options is determined by the administrators of the Plan, but cannot be less than the fair market value of the Company’s common stock on the date of the grant. Options vest ratably over periods of one to six years from the date of the grant. The options have a maximum life of ten years.

Following is a summary of the activity of the Plan:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,785,000	$2.81
Granted in 2001	335,000	0.27
Exercised in 2001	—	—
Canceled in 2001	(1,355,000)	2.34

Outstanding, December 31, 2001	765,000	$2.52
Granted in 2002	1,385,000	0.24
Exercised in 2002	—	—
Canceled in 2002	(810,000)	2.37

Outstanding, December 31, 2002	1,340,000	$0.26
Granted in 2003	—	—
Exercised in 2003	—	—
Canceled in 2003	—	—

Outstanding, December 31, 2003	1,340,000	$0.26

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of December 31, 2003 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Number Exercisable	Weighted Average Exercise Price
$1.00	30,000	5.19	30,000	$1.00
$0.24	1,310,000	8.20	270,000	$0.24

	1,340,000		300,000	$0.32

On March 14, 2002, in an attempt to further align the interests of management and members of its Board of Directors with its stockholders, the Company granted an aggregate of 375,000 options, having an exercise price of $0.24 per share, to certain of its directors. In addition, the Company granted an aggregate of 1,000,000 performance-based options, 400,000 to its Chairman and 600,000 to its President & CEO. These management options, having an exercise price of $0.24 per share, are intended to incentivize management. The management options have a vesting period of six years which can be accelerated upon achievement of certain levels of cash flow generated by the Company. Additionally, in March 2002, the Company cancelled 450,000 options previously held by its President & CEO and issued 425,000 shares of restricted stock in lieu thereof. These shares of restricted stock vest over three years. The award of performance-based options and restricted stock to the President & CEO was made, in part, in exchange for a reduction of salary paid to its President & CEO. As of December 31, 2003, after the issuance of the aforementioned options, the Company had 1,340,000 options outstanding under the Plan.

In February 1999, in a separate transaction outside of the Plan, an executive of the Company was granted options exercisable for 957,000 shares of common stock. The stock options are exercisable at any time at a price of $1.00 per share, which equaled the fair value of the common stock on the date of the grant. The term of the options is five years. These options expired in February 2004.

9.    Employee Benefit Plan

In 2003, the Company participated in a new 401(k) plan that matches 4%. Total contributions by the Company were $2,160.

The previous ASD Systems, Inc. 401(k) Plan was terminated during 2001. There were no contributions in 2002 to a 401(k) plan.

10.    Computations of Basic and Diluted Net Loss Per Common Share

	2003	2002	2001
Numerator for basic and diluted loss per common share:
Net loss	$(818,000)	$(728,000)	$(17,617,000)

Denominator for basic net loss per common share:
Weighted average shares	21,557,150	21,230,900	21,230,900

Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.83)

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies

The Company’s current office space is leased on a month-to-month basis from JamJen, Inc. (“Landlord”), an entity controlled by Mr. Leslie, the Company’s Chairman (See Note 12). The Company has a commitment to fund Capital Markets of up to $100,000 as, and if, needed.

Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company, certain of its directors, and a limited partnership of which a director is a partner. The five lawsuits assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for an unspecified amount of damages on behalf of a putative class of individuals who purchased its common stock between various periods ranging from November 11, 1999 to January 24, 2000. The lawsuits claim that the Company and the individual defendants made misstatements and omissions concerning its products and customers. The Company denies the plaintiffs’ allegations and intends to vigorously defend against the lawsuits.

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, Plaintiffs filed a Consolidated Amended Complaint (“CAC”). The Company filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs have commenced discovery. The Court has set a trial date of January 24, 2005. The Company continues to deny plaintiffs’ allegations and intends to vigorously defend itself. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit. The Company’s insurance carriers are continuing to provide for the payment of its defense costs in connection with this case and intends to vigorously defend against the lawsuits.

On May 5, 2003, Hometown Wholesale Furniture Club, Inc. and Jeff Cordes, Founder, filed a lawsuit in the 191st Judicial District Court of Dallas County, Texas against ADA Wholesale Furniture Club, Inc. and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. On June 27, 2003, they added the Company to the lawsuit. On June 6, 2003, J.D. Davis, Individually and d/b/a ADA Wholesale Furniture Club filed a lawsuit in the District Court of Gregg County, Texas against the Company, David Bowe and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. These are parallel causes of action pending in two different counties arising out of the same operative facts. The Gregg County case has been abated in favor of Dallas County, the location of the first filed case. The Company denies the plaintiffs’ claims and intends to vigorously defend against the lawsuits.

On January 29, 2004, Bishopsgate Corp. and T.E. Millard filed a lawsuit in the 192nd District Court of Dallas County, Texas against the Company, its officers and directors, and Park Pharmacy’s officers and directors claiming that the Company breached obligations to fund Bishopsgate’s proposed purchase of the Park Assets. The plaintiffs seek unspecified damages. The Company denies the plaintiffs’ claims, has filed various counterclaims and intends to vigorously defend against the lawsuits. The case is set for trial on November 29, 2004.

The Company is also occasionally involved in other claims and proceedings, which are incidental to its business. The Company cannot determine what, if any, material affect these matters will have on its future financial position and results of operations.

12.    Related Party Transactions

Since May 1, 2002, the Company has sublet its office space from JamJen, Inc., an entity controlled by Mr. Leslie, our Chairman. Mr. Leslie controls, and Mr. Richard Bloch, one of our directors, is indirectly a limited

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partner in the entity that owns the building in which the office space is leased by JamJen. Ascendant currently pays monthly rent of approximately $1,800. Capital Markets also shares the space and pays monthly rent to JamJen of approximately $1,300. In connection with the sharing of office space with JamJen, Ascendant incurs certain shared costs with JamJen, which gives rise to reimbursements from Ascendant to JamJen. These costs were approximately $3,400 in 2003. During the year ended December 31, 2003, Ascendant paid approximately $21,400 and Capital Markets paid approximately $23,600 in rent. Ascendant has not entered into a lease with JamJen, but rather is renting the office space on a month-to-month basis. Ascendant believes that such arrangement has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC, a national real estate services firm. Capital Markets currently employs, six people, including Mr. Leslie and certain of our other affiliates.

Mr. Leslie, the Company’s Chairman, and Mr. Bowe, the Company’s President & CEO, and certain employees of Capital Markets are limited partners in VTE. In addition, as outlined in Note 1, the Company participates in certain real estate transactions with Fairways, an entity controlled by Mr. Leslie and other principals of Capital Markets.

On March 23, 2004, the Company agreed to acquire the stock of CPOC, a former licensee of The Staubach Company, a national real estate services firm. Mr. Leslie, the Company’s Chairman was employed by The Staubach Company from 1982 to 2001 and served as its President and Chief Operating Officer from 1996 to 2001.

13.    Unaudited Quarterly Financial Data for 2003 and 2002:

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands except per share amounts)

	March 31	June 30	Sept. 30	Dec. 31	YTD
2003
Operating revenue	$40	$40	$—	$425	$505
Operating loss	(321)	(394)	(325)	(170)	(1,210)
Net loss	(217)	(282)	(260)	(59)	(818)
Net loss per share, basic	(0.01)	(0.01)	(0.01)	—	(0.04)
Net loss per share, diluted	(0.01)	(0.01)	(0.01)	—	(0.04)
Weighted average shares	21,231	21,666	21,666	21,666	21,557

2002
Operating revenue	$—	$—	$—	$—	$—
Operating loss	(180)	(215)	(257)	(364)	(1,016)
Net loss	(163)	(167)	(135)	(263)	(728)
Net loss per share, basic	(0.01)	(0.01)	—	(0.01)	(0.03)
Net loss per share, diluted	(0.01)	(0.01)	—	(0.01)	(0.03)
Weighted average shares	21,231	21,231	21,231	21,231	21,231

Note: The 2003 quarterly information will not tie across due to the different number of weighted average shares.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Subsequent Events

Subsequent to year-end, the Company closed one major acquisition and entered into an agreement to acquire another company for a combined total acquisition cost of approximately $14.7 million, see Note 1 for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer also conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

There were no significant changes in the Company’s internal controls that occurred during the last quarter of 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III.

Certain information required by Part III is incorporated by reference in this Annual Report on Form 10-K from our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”).

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We expect to adopt a Code of Ethics on or before our 2004 annual meeting of stockholders and intend to post the Code of Ethics on our website at www.ascendantsolutions.com.

Additional information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned “Election of Directors,” “Management—Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the section of the Proxy Statement captioned “Independent Auditors.”

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements—Ascendant Solutions, Inc. The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

•	Reports of Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules. All required schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

3.	Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the certifications are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

On November 13, 2003, the Company filed a Form 8-K reporting under “Item 5. Other Events and Required FD Disclosure” the Company’s Letter of Intent with Park Pharmacy Corporation.

On December 11, 2003, the Company filed a Form 8-K reporting under “Item 5. Other Events and Required FD Disclosure” the execution of an Asset Purchase Agreement by a wholly-owned subsidiary of the Company, Dougherty’s Holdings, Inc., and Park Pharmacy Corporation.

On December 31, 2003, the Company filed a Form 8-K reporting under “Item 5. Other Events and Required FD Disclosure” additional information relating to the proposed transaction with Park Pharmacy Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

ASCENDANT SOLUTIONS, INC.

By:	/s/ DAVID E. BOWE
David E. Bowe
CEO, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 30 day of March 2004, below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JAMES C. LESLIE James C. Leslie	Chairman of the Board

/s/ DAVID E. BOWE David E. Bowe	Director, Chief Executive Officer, President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ JONATHAN R. BLOCH Jonathan R. Bloch	Director

/s/ RICHARD L. BLOCH Richard L. Bloch	Director

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between ASD Systems, Inc. d/b/a Ascendant Solutions, a Texas corporation, and Ascendant Solutions, Inc., a Delaware corporation (Exhibit 2.1) (1)

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (Exhibit 3.1) (1)

3.2	Bylaws of Ascendant Solutions, Inc. (Exhibit 3.2) (1)

4.1	Specimen of Ascendant Solutions, Inc. Common Stock Certificate (Exhibit 4.1) (1)

4.2	1999 Long-Term Incentive Plan for ASD Systems, Inc. (Exhibit 4.2) (2)

4.3	Form of Stock Option Agreement under 1999 Long-Term Incentive Plan (Exhibit 4.3) (2)

4.4	401(k) Plan for ASD Systems, Inc. (Exhibit 4.4) (2)

4.5	Voting Agreement, dated July 24, 2001 by and among CLB Partners, Ltd., James C. Leslie, Will Cureton and Richard Bloch. (Exhibit 7.1) (3)

10.1	Multi-Tenant Industrial Triple Net Lease Agreement, dated January 1, 1998, between ASD Systems, Inc. and Catellus Development Corporation (Exhibit 10.6) (2)

10.2	Form of Indemnification Agreements with directors (Exhibit 10.10) (2)

10.3	Stock Option Agreement dated as of February 10, 1999 between ASD Systems and Paul M. Jennings (Exhibit 10.11) (2)

10.4	Form of Warrant granted to affiliates of CKM Capital LLC (Exhibit 10.15) (2)

10.5	Settlement Agreement, dated August 28, 2001, by and among Breakaway Solutions, Inc. and Ascendant Solutions, Inc. (Exhibit 10.24) (4)

10.6	Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and David E. Bowe (Exhibit 10.6) (5)

10.7	Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and James C. Leslie (Exhibit 10.7) (5)

10.8	Restricted Stock Agreement dated as of April 2, 2002 between Ascendant Solutions, Inc. and David E. Bowe (Exhibit 10.8) (5)

10.9	Licensing and Co-Marketing Agreement, dated October 23, 2002 among CRESA Capital Markets Group, L.P. and CRESA Partners LLC (Exhibit 10.9) (5)

10.10	Amended Warrant Agreement dated as of July 21, 2003 between Ascendant Solutions, Inc. and affiliates of CKM Capital LLC*

10.11	Asset Purchase Agreement between Dougherty’s Holdings, Inc. and Park Pharmacy Corporation dated December 9, 2003 (6)

10.12	First Amendment to the Asset Purchase Agreement between Dougherty’s Holdings, Inc. and Park Pharmacy Corporation dated February 27, 2004 (7)

21.1	Subsidiaries of Ascendant Solutions, Inc.*

23.1	Consent of BDO Seidman, LLP *

23.2	Consent of Ernst and Young, LLP*

31.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit Number	Description

32.1

Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2003, by David Bowe as Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 23, 2000.

(2)	Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form S-1, File No. 333-85983.

(3)	Incorporated by reference to the exhibit shown in parenthesis filed with James C. Leslie’s Schedule 13D, filed with the Commission on July 24, 2001.

(4)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

(5)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed December 11, 2003.

(7)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed March 29, 2004.

*	Filed herewith