Form 10-Q
period 2004-03-31
ASCENDANT SOLUTIONS INC
filed 2004-05-24
CIK 1080029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

At May 14, 2004, there were approximately 21,665,900 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I.

CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,281	$2,006
Trade accounts receivable	5,094	—
Other receivables	134	46
Receivable from affiliates	43	52
Inventories	2,281	—
Prepaid expenses	226	125

Total current assets	10,059	2,229
Property and equipment, net	573	17
Deferred acquisition costs	152	310
Intangible assets	370	—
Investments in limited partnerships	274	285
Other assets	17	—

Total assets	$11,445	$2,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,670	$60
Accounts payable to affiliates	3	1
Accrued liabilities	729	48
Notes payable, current	431	—

Total current liabilities	2,833	109
Notes payable, long-term	5,921	—
Limited partnership interests	248	209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,665,900 at March 31, 2004 and December 31, 2003	2	2
Additional paid-in capital	59,840	59,822
Deferred compensation	(38)	(46)
Accumulated deficit	(57,361)	(57,255)

Total stockholders’ equity	2,443	2,523

Total liabilities and stockholders’ equity	$11,445	$2,841

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Real estate advisory revenues	$470	$40
Healthcare service revenues	775	—

	1,245	40
Cost of healthcare service revenues	507	—

Gross profit	738	40

Operating expenses:
Selling, general and administrative expenses	847	347
Depreciation and amortization	6	14
Non-cash stock option compensation	18	0

Total operating expenses	871	361

Operating loss	(133)	(321)
Investment income	70	14
Interest income (expense), net	(3)	10
Limited partner interest in net (income) losses of partnerships	(40)	80

Net loss	$(106)	$(217)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares used in computing basic and diluted net loss per share	21,665,900	21,230,900

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net loss	$(106)	$(217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6	14
Deferred compensation amortization	9	9
Non-cash stock option compensation	18	0
Limited partner interest in net income (losses) of partnerships	40	(80)
Changes in operating assets and liabilities, net of effects from the purchase of the Park Assets:
Accounts receivable	55	23
Prepaid expense	34	41
Accounts payable	477	58
Accrued liabilities	—	(6)

Net cash provided by (used in) operating activities	$533	$(158)

Investing Activities
Deferred acquisition costs	(314)	—
Payment of liabilities in connection with the acquisition of the Park Assets	(1,350)	—
Net cash acquired in connection with the acquisition of the Park Assets	1,396	—
Return of capital distributions	11	10
Purchases of property and equipment	(1)	(11)

Net cash used in investing activities	(258)	(1)

Financing Activities
Proceeds from sale of limited partnership interests	—	128

Net cash provided by financing activities	—	128

Net increase (decrease) in cash and cash equivalents	275	(31)
Cash and cash equivalents at beginning of period	2,006	2,950

Cash and cash equivalents at end of period	$2,281	$2,919

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The consolidated results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. The December 31, 2003 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	Description of Business

Ascendant Solutions is a diversified financial services company seeking to invest in, or acquire, manufacturing, distribution or service companies. The Company also conducts various real estate activities, performing real estate advisory services for corporate clients, and, through an affiliate, purchases real estate assets as a principal.

2002 TO 2003 INVESTMENTS

Ampco Partners, Ltd.

During the second quarter of 2002, the Company invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. The Company receives quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense, or EBITDA. The Company’s investment in Ampco is accounted for under the equity method. The Company recognizes its proportionate share of Ampco’s net income, as “investment income” in the consolidated statements of operations. Distributions received that exceed the Company’s 10% interest in Ampco’s net income are accounted for as return of capital and reduction in the investment in Ampco. The Company received distributions of approximately $35,000 and $24,000 for the quarters ended March 31, 2004 and 2003, respectively, and recorded approximately $24,000 and $14,000 in investment income for the quarters ended March 31, 2004 and 2003, respectively.

VTE, L.P.

On August 1, 2002, the Company formed a wholly owned subsidiary, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets (primarily software) of Venue Ticket Exchange, Inc. which was in the early stages of attempting to roll out an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. In connection with its formation, VTE received approximately $256,000 from the issuance of various limited partnership interests and $75,000 from the Company for general partner and limited partnership interests. Mr. Leslie, the Chairman, and Mr. Bowe, the President and CEO of Ascendant, individually, made limited partnership investments in VTE on the same terms as outside limited partnership investors. In the first and second quarters of 2003, VTE received approximately $313,500 from the issuance of additional limited partnership interests, including approximately $75,000 from the

Company. The Company’s aggregate investment of $150,000 represents an ownership interest of 23.3% in VTE. VTE is accounted for as a consolidated entity in the consolidated financial statements.

VTE acquired the assets of Venue Ticket Exchange, Inc. for approximately $75,000 and made additional expenditures of approximately $171,000 in 2002 and 2003 for software enhancements and improvements (approximately $102,000 was capitalized and approximately $69,000 was expensed). In addition, VTE has incurred approximately $472,000 of startup, development and marketing expenses (including approximately $12,000 in the first quarter of 2004) and has approximately $1,000 in working capital remaining as of March 31, 2004.

VTE has generated no revenues and at year-end 2003, management evaluated, and wrote down, the carrying value of VTE’s investment in its computer software and hardware acquired. During the first quarter of 2004, all operating activities of VTE were suspended and management of the Company continues to evaluate possible business opportunities for VTE’s proprietary software including the possible sale or licensing of its software to potential third party buyers.

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

Capital Markets provides real estate financial advisory services to corporate clients on a fee basis. These services include, but are not limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Capital Markets had net service revenues of approximately $470,000 and $40,000 during the quarters ended March 31, 2004 and 2003, respectively. Since Capital Markets is still in the early development phase, its fee income can be significantly affected by a limited number of large transactions. Therefore the Company is unable to predict the level of Capital Markets’ continuing revenues. Capital Markets is accounted for as a consolidated entity in the consolidated financial statements. Mr. Leslie, the Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs six people, including Mr. Leslie and certain of the Company’s other affiliates.

Fairways Equities LLC

During the fourth quarter of 2003, the Company entered into a participation agreement (the “Participation Agreement”) with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, the Company’s Chairman, and other principals of Capital Markets, pursuant to which the Company will receive up to 20% of the profits realized by Fairways in connection with all real estate acquisitions made by Fairways. Additionally, the Company will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. The Company’s profit participation with the principals of Fairways is subject to modification or termination by Fairways at the end of 2005 in the event that the aggregate level of cash flow (as defined in the Participation Agreement) generated by the acquired operating entities has not reached $2 million for the twelve months ended December 31, 2005. The Company is unable to determine what real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate. During December 2003, the Company advanced approximately $145,000 as a deposit related to the December 2003 Fairways transaction described herein which was returned to the Company during December 2003. During December 2003, Fairways, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building. Based upon the terms of the current lease which expires in 2015 and the secured loans incurred by the partnership to fund the acquisition, which bear interest at LIBOR plus 1.75% to 2.25% and mature in 12 to 24 months, the Company expects to receive approximately $220,000 per year from the Company’s share of the net rental payments, after debt service, from the partnership. These proceeds will vary if the lease is modified or terminated, if the terms of the loans are modified or if there is a default by the tenant. There can be no assurances that the Company will be able to generate the required cash flow to continue in the Fairways Participation Agreement after 2005, or that Fairways will be able to acquire additional real estate assets, that the Company will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments. The Company does not have an investment in Fairways, but rather a profits interest through its Participation Agreement. During the first quarter of 2004 the Company earned approximately $46,000 from its profit participations in Fairways’ transactions, which is included in investment income.

2004 INVESTMENTS

Dougherty’s Holdings, Inc.

On March 24, 2004, the Company acquired, through a newly formed, wholly owned subsidiary, Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the Joint Plan and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy had been operating as a debtor in possession since December 2, 2002. The purchased assets include all of the cash and certain other assets of Park Pharmacy and all equity interests of the following entities (each directly or indirectly wholly-owned by Park Pharmacy): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

DHI is a provider of health care services through retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, DHI operates Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, and three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man.” Three infusion therapy/specialty pharmacy services operated under the name “Park Infusion Services” are located in Dallas, San Antonio and Houston, Texas.

The Company acquired the Park Assets by investing, through DHI, an aggregate of approximately $1.5 million in cash, funded out of the Company’s working capital, and the assumption by DHI of approximately $6.3 million in debt of Park Pharmacy. In addition, and pursuant to the asset purchase agreement, approximately $1.35 million (including $1.1 million due AmeriSourceBergen Drug Corporation described below) of acquired liabilities were paid at closing or through the period ending March 31, 2004.

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

The accounts of DHI and its subsidiaries are included in the accompanying condensed consolidated financial statements from date of acquisition on March 24, 2004. The Company has not completed its analysis of this purchase and as such the following purchase accounting information should be considered preliminary.

Through March 31, 2004, the Company has incurred a total purchase price of approximately $6.8 million which includes acquisition costs of approximately $472,000 and debt assumed of approximately $6.3 million. The Company expects to incur additional purchase costs in the second quarter of 2004 associated with the evaluation of this purchase and the costs associated with its audit of Park’s historical financial statements to be included in its 8-K filing with the Securities and Exchange Commission. The acquisition will be accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated as follows:

Net cash acquired	$1,396,000
Fair value of net tangible assets acquired	5,035,000
Intangible assets	370,000

$6,801,000

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Healthcare service revenue

Healthcare service product sales and other revenue are reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from healthcare services is recognized at the time services are provided.

Healthcare service inventories

Inventories consists of healthcare service finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market and were comprised of approximately $1.35 million in pharmaceutical products and approximately $923,000 in retail and other merchandise at March 31, 2004:

Accounting for Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has adopted a policy of recording an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Purchase Accounting

See Note 2 to the condensed consolidated financial statements.

Stock-Based Compensation

See Note 9 to the condensed consolidated financial statements.

4.	Cash and Cash Equivalents

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to approximately $2.3 million and approximately $2.0 million at March 31, 2004 and December 31, 2003, respectively, consist principally of interest-bearing cash deposits placed with various financial institutions.

5.	Computation of Basic and Diluted Net Loss Per Common Share

Basic and diluted loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options or warrants in the diluted computation, as their effect would be anti-dilutive.

During the second quarter of 2002, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. The restricted stock certificates were issued on April 2, 2003.

Deferred compensation equivalent to the market value of these shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying condensed consolidated statement of operations for the quarters ended March 31, 2004 and March 31, 2003 amounted to approximately $8,700 in each quarter.

	Three months ended March 31,
	2004	2003
Net loss	$(106,000)	$(217,000)
Weighted average number of shares outstanding	21,665,900	21,230,900
Basic and diluted net loss per share	$(0.00)	$(0.01)

6.	Property and Equipment

Property and equipment comprised the following:

	March 31, 2004	December 31, 2003
Furniture, fixtures and equipment	$262,000	$31,000
Leasehold improvements	328,000	—
Delivery vehicles	3,000	—

	593,000	31,000
Less accumulated depreciation and amortization	(20,000)	(14,000)

	$573,000	$17,000

7.	Accrued Liabilities

Accrued liabilities comprised the following:

	March 31, 2004	December 31, 2003
Accrued payroll and related	$542,000	$—
Assumed liabilities	71,000	—
Property, franchise and sales taxes	62,000	5,000
Accrued expenses	54,000	43,000

	$729,000	$48,000

8.	Notes Payable

Notes payable comprised the following at March 31, 2004:

Bank of Texas Credit Facility, secured by substantially all of DHI assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$1,000,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of $3,084,000 due in March 2007.	4,000,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of $408,000 due in March 2007.	529,000
Bank fee of $50,000 payable $8,333 over 6 months commencing in April 2004, discounted at 6%.	49,000
Unsecured note payable to AmerisourceBergen Drug Corporation
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of $576,000 due in March 2009.	750,000
Capital lease obligations, secured by telephone equipment	24,000

6,352,000
Less current portion	431,000

$5,921,000

The aggregate maturities of notes payable for the 12 months ended March 31, 2004 are as follows:

2005	$431,000
2006	405,000
2007	4,867,000
2008	38,000
2009	611,000

Total	$6,352,000

9.	Stock Options

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and grants of restricted stock. During March 2002, the Company granted 1,310,000 options, on a net basis, to purchase shares of common stock at $0.24 per share. The Company valued these options based on the Black-Scholes option pricing model. The proforma recognition of compensation expense required by SFAS 123 would not have had a material impact on the reported net loss for the three months ended March 31, 2004 and 2003.

The Company has adopted the provisions of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to SFAS No. 123, which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Black-Scholes options valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management’s option, the existing modes do not necessarily provide a reliable single measure of the fair market value of our stock options.

Non-Cash Compensation for Variable Priced Options

During March 2002, the Company granted 460,000 options to two employees of the Company, including the Company’s President and CEO, replacing options previously held by the employees. These grants gave the holders the option to purchase shares of the Company’s common stock at a price of $0.24 per share and have vesting periods of three to six years. The options granted to the Company’s President and CEO vest over six years, however the vesting can be accelerated based upon the achievement of specified levels of cash flow by the Company. At the date of grant, the new exercise price was equal to the fair market value of the shares. Pursuant to FASB Interpretation No. 44, the Company accounts for 25,000 of these options as variable from the date of the grant until they are exercised, forfeited or expired. The compensation expense of $18,000 recognized for the three months ended March 31, 2004, represents the difference between the closing price of the Company’s stock on March 31, 2004 of $1.35 and the grant price of $0.24, applied to the vested portion of the 25,000 options deemed to be variable. This charge will continue to be adjusted in future periods for increases or decreases in the Company’s stock price above the exercise price of $0.24 until the options are exercised, expire or are forfeited.

There were no stock options issued during the periods presented.

10.	Subsequent Event

On May 12, 2004, ASDS of Orange County, Inc. (f/k/a Orange County Acquisition Corp.) (“Acquisition Corp.”), a wholly owned special purpose subsidiary of our Company, acquired all of the issued and outstanding stock of CRESA Partners of Orange County, Inc. (“CPOC”), a former licensee of The Staubach Company, a national real estate services firm. CPOC is located in Newport Beach, California and provides tenant representation services to commercial and industrial users of real estate, which include strategic real estate advisory services, lease management services, facility and site acquisition and disposition advice; design, construction and development consulting; and move coordination.

Acquisition Corp. acquired CPOC for approximately $6.9 million which is payable pursuant to the terms of a promissory note payable to the former shareholder of CPOC (the “Seller”). The promissory note is secured by a pledge of all of the assets of CPOC, bears interest at the prime rate of Northern Trust Bank plus 0.50% per annum, and is payable over a three year period and is guaranteed by the Company. Acquisition Corp. intends to prepay the promissory note with proceeds to be obtained from bank financing to be obtained by Acquisition Corp. subsequent to the consummation of the purchase. There is no assurance that such bank financing will be available or that, if available, its terms will be as favorable as that under the promissory note to the Seller. It is likely that such bank financing will require the guarantee by the Company. The initial promissory note issued to the Seller and any replacement bank financing is hereinafter referred to as the “Acquisition Financing.” The purchase price is subject to adjustment (i) downward (by an amount not to exceed $1.9 million) to reflect operating results of CPOC during the four year period ending December 31, 2007 (if CPOC’s revenues are less than an aggregate of approximately $34.0 million during such period), (ii) downward to reflect uncollectible trade receivables of CPOC (if any) and (iii) upward or downward to reflect changes in the net book value of CPOC resulting from a post-closing audit of CPOC’s balance sheet. Following the acquisition of CPOC, Acquisition Corp. intends to contribute the assets of CPOC to a to be formed limited partnership (the “Operating LP”) that will be owned jointly by Acquisition Corp., the Seller and a limited liability company (the “MGMT LLC”) controlled by the management and key employees of CPOC. Acquisition Corp. intends for the general partner of the Operating LP to be a corporation controlled by the management and key employees of CPOC. Acquisition Corp. expects to be entitled to receive 99% of the profits of the Operating LP until such time as the Acquisition Financing is repaid in full at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to Acquisition Corp., and 10% to the Seller and 0.1% to the general partner of the Operating LP. In connection with the acquisition of CPOC, the Company is entitled to receive a structuring fee of $690,000, of which $230,000 was paid at closing. The remainder will be paid in two equal annual installments of $230,000 (payable, respectively, on the first and second anniversaries of the closing). The Company is entitled to benefits of non-competition agreements executed by certain members of CPOC’s senior management.

There can be no assurances that the Company will be able to successfully integrate and execute the business of CPOC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report together with the financial statements, notes and management’s discussion contained in our Form 10-K for the year ended December 31, 2003. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report.

The Company

Ascendant Solutions, Inc. (“we,” “us,” or “our Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 102, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company seeking to invest in, or acquire, manufacturing, distribution or service companies. We also conduct various real estate activities, performing real estate advisory services for corporate clients, and, through an affiliate, purchases real estate assets as a principal.

Dougherty’s Holdings, Inc.

On March 24, 2004, the Company acquired, through a newly formed, wholly owned subsidiary, Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the Joint Plan and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy had been operating as a debtor in possession since December 2, 2002. The purchased assets include all of the cash and certain other assets of Park Pharmacy and all equity interests of the following entities (each directly or indirectly wholly-owned by Park Pharmacy): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

DHI is a provider of health care services through retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, DHI operates Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, and three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man.” Three infusion therapy/specialty pharmacy services operated under the name “Park Infusion Services” are located in Dallas, San Antonio and Houston, Texas.

The Company acquired the Park Assets by investing, through DHI, an aggregate of approximately $1.5 million in cash, funded out of the Company’s working capital, and the assumption by DHI of approximately $6.3 million in debt of Park Pharmacy. In addition, and pursuant to the asset purchase agreement, approximately $1.35 million (including $1.1 million due AmerisourceBergen Drug Corporation described below) of acquired liabilities were paid at closing or through the period ending March 31, 2004.

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

The accounts of DHI and its subsidiaries are included in the accompanying consolidated condensed financial statements from date of acquisition on March 24, 2004. The Company has not completed its analysis of this purchase and as such the following purchase accounting information should be considered preliminary.

Through March 31, 2004, the Company has incurred a total purchase price of approximately $6.8 million which includes acquisition costs of approximately $472,000 and debt assumed of approximately $6.3 million. The Company expects to incur additional purchase costs in the second quarter of 2004 associated with the evaluation of this purchase and the costs associated with its audit of Park’s historical financial statements to be included in its 8-K filing with the Securities and Exchange Commission. The acquisition will be accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated as follows:

Net cash acquired	$1,396,000
Fair value of net tangible assets acquired	5,035,000
Intangible assets	370,000

$6,801,000

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

We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

•	our ability to profitably operate our recently closed acquisition of the Park Assets, the acquisition of CPOC and to pay the principal and interest on the significant debt incurred to make these acquisitions;

•	our success with the investments in, and operations of, Ampco, VTE and Capital Markets and our participation in Fairways transactions;

•	our ability to successfully defend outstanding litigation;

•	fluctuations in general interest rates;

•	the availability and cost of capital to us;

•	the existence and amount of unforeseen acquisition costs; and

•	our ability to locate and successfully acquire or develop one or more business enterprises.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Revenues. Healthcare service revenues were $775,000 in the first quarter of 2004 as the result of including seven days of operations of the Park Assets in consolidated results of operations commencing March 25, 2004 with no comparable revenues in the first quarter of 2003. Capital Markets real estate advisory service revenues were $470,000 in the first quarter of 2004 compared to $40,000 in the first quarter of 2003 due to the closing of a significant transaction during the first quarter of 2004.

Cost of healthcare service revenues. Cost of healthcare service revenues were $507,000 in the first quarter of 2004 as the result of including seven days of operations of the Park Assets in consolidated results of operations commencing March 25, 2004 with no comparable cost of healthcare service revenues in the first quarter of 2003.

Gross profit. Gross profit increased $698,000, of which $430,000 was a result of the increase in Capital Markets real advisory service revenue and $268,000 as the result of including seven days of operations of the Park Assets in the consolidated results of operations commencing March 25, 2004 with no comparable healthcare gross profits in the first quarter of 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $500,000 from $347,000 in the first quarter of 2003 to $847,000 in the first quarter of 2004. Capital Market’s selling, general and administrative expenses increased $206,000 reflecting the higher level of real estate service operations. Ascendant Solutions’ corporate, general and administrative expenses increased $119,000 reflecting higher professional costs due to increased business and acquisition activities. VTE’s selling, general and administrative expenses decreased $67,000 as a result of suspension of its operating activities in the first quarter of 2004. The remaining increase of $242,000 is the result of including seven days of operations of the Park Assets in consolidated results of operations commencing March 25, 2004 with no comparable expense in the first quarter of 2003.

Non-Cash stock Option Compensation. Non-cash stock option compensation was $18,000 in the first quarter of 2004 compared to no non-cash stock option expense in the comparable first quarter of 2003. This increase is due to the substantial appreciation in the quoted market prices of the Company’s common stock in the first quarter of 2004 compared with relative little change in quoted market prices of the Company’s common stock since the issuance in March, 2002 through December 31, 2003.

Depreciation and Amortization. Depreciation and amortization expense decreased $8,000. This decrease is comprised of an increase of $4,000 owing to the inclusion of seven days of operations of the Park Assets in consolidated results of operations commencing March 25, 2004 with no comparable expense in the first quarter of 2003, offset by a $12,000 reduction in VTE’s depreciation of its assets that were fully impaired and written off at December 31, 2003.

Investment income. Investment income increased $56,000. This increase is comprised of an increase in Ampco investment income of $10,000 reflecting Ampco’s improved operating performance and $46,000 of Fairways profit participation in the first quarter of 2004 compared with no comparable profit participation in the first quarter of 2003.

Interest income (expense), net. For the three months ended March 31, 2004, net interest was approximately $3,000 in expense compared to approximately $10,000 in net interest income for the three months ended March 31, 2003. The decrease is due to a $6,000 decrease in Ascendant’s interest income from idle cash investments due to a decline in the average balance of cash and cash equivalents from quarter to quarter combined with the inclusion of DHI’s interest expense of approximately $7,000 for the seven days ended March 31, 2004.

Limited partner interest in net losses of partnerships. Limited partner interest in net income of partnerships for the three months ended March 31, 2004 amounted to $40,000 in expense compared with limited partner interest in net losses of partnerships for the three month ended March 31, 2003 of $80,000 in income.

Liquidity and Capital Resources

As of March 31, 2004, we had working capital of approximately $7.2 million as compared to approximately $2.1 million at December 31, 2003. The increase is primarily the result of the acquisition of the Park Assets on March 24, 2004, which was funded with approximately $1.5 million in cash and approximately $6.3 million of debt assumed by a subsidiary.

As of March 31, 2004, we had cash and cash equivalents of approximately $2.3 million.

Our future capital needs are uncertain. Although management projects positive cash flow after debt service based on anticipated operations of our recently acquired businesses, there can be no assurances that this will occur. The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

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

Cash Flow

Since December 31, 2003, we have used approximately $1.4 million of our remaining cash to acquire the Park Assets on March 24, 2004 which was offset by acquired cash of $1.4 million. We also incurred secured debt of approximately $5.5 million and unsecured debt of approximately $750,000.

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

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at March 31, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This summary does not reflect the contractual obligations that arise as a result of the acquisition of CPOC in May 2004.

	Payments due by Period ($-000’s)
	Less than 1 year	1-3 Years	3-5 Years	Total
Operating Lease Obligations	$1,100	$2,263	$284	$3,647
Long Term Obligations	789	5,997	646	7,432
Capital Lease Obligations	9	14	—	23

	$1,898	$8,274	$930	$11,102

Critical Accounting Policies

Purchase Accounting

The Company accounted for its acquisition of the assets of Park Pharmacy Corporation, through its newly formed, wholly owned subsidiary, Dougherty’s Holdings, Inc. in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill’s impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure only alternative under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), which established a fair value-based method of accounting for stock compensation plans. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18.

The Company has also adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment to SFAS No. 123, which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.

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

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer also conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter.

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

Changes in Internal Controls

In March 2004, we acquired the Park Assets and, accordingly, assumed the internal controls and systems of the Park Assets in connection with the acquisition. We believe that the controls and procedures of the Park Assets to be effective as of the end of the period covered by this report.

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

(2) From November 10, 1999 (the effective date of the Registration Statement) to March 31, 2004 (the ending date of this report), we expended net offering proceeds for the following uses:

• Construction of plant, building and facilities		$0
• Purchase and installation of machinery, equipment and software		$8,854,000
• Purchase of real estate		$0
• Acquisition of other businesses		$2,448,000
• Repayment of indebtedness		$4,135,000
• Working capital		$26,443,000
• Temporary investments	$	*

All of the payments referenced above were direct or indirect payments, or investments to others.

*	During the first quarter of 2004 the Company spent the balance of the net offering proceeds in connection with the acquisition of the Park Assets.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On May 12, 2004, ASDS of Orange County, Inc. (f/k/a Orange County Acquisition Corp.) (“Acquisition Corp.”), a wholly owned special purpose subsidiary of our Company, acquired all of the issued and outstanding stock of CRESA Partners of Orange County, Inc. (“CPOC”), a former licensee of The Staubach Company, a national real estate services firm. CPOC is located in Newport Beach, California and provides tenant representation services to commercial and industrial users of real estate, which include strategic real estate advisory services, lease management services, facility and site acquisition and disposition advice; design, construction and development consulting; and move coordination.

Acquisition Corp. acquired CPOC for approximately $6.9 million which is payable pursuant to the terms of a promissory note payable to the former shareholder of CPOC (the “Seller”). The promissory note is secured by a pledge of all of the assets of CPOC, bears interest at the prime rate of Northern Trust Bank plus 0.50% per annum, and is payable over a three year period and is guaranteed by the Company. Acquisition Corp. intends to prepay the promissory note with proceeds to be obtained from bank financing to be obtained by Acquisition Corp. subsequent to the consummation of the purchase. There is no assurance that such bank financing will be available or that, if available, its terms will be as favorable as that under the promissory note to the Seller. It is likely that such bank financing will require the guarantee by the Company. The initial promissory note issued to the Seller and any replacement bank financing is hereinafter referred to as the “Acquisition Financing.” The purchase price is subject to adjustment (i) downward (by an amount not to exceed $1.9 million) to reflect operating results of CPOC during the four year period ending December 31, 2007 (if CPOC’s revenues are less than an aggregate of approximately $34.0 million during such period), (ii) downward to reflect uncollectible trade receivables of CPOC (if any) and (iii) upward or downward to reflect changes in the net book value of CPOC resulting from a post-closing audit of CPOC’s balance sheet. Following the acquisition of CPOC, Acquisition Corp. intends to contribute the assets of CPOC to a to be formed limited partnership (the “Operating LP”) that will be owned jointly by Acquisition Corp., the Seller and a limited liability company (the “MGMT LLC”) controlled by the management and key employees of CPOC. Acquisition Corp. intends for the general partner of the Operating LP to be a corporation controlled by the management and key employees of CPOC. Acquisition Corp. expects to be entitled to receive 99% of the profits of the Operating LP until such time as the Acquisition Financing is repaid in full at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to

Acquisition Corp., and 10% to the Seller and 0.1% to the general partner of the Operating LP. In connection with the acquisition of CPOC, the Company is entitled to receive a structuring fee of $690,000 of which $230,000 was paid at closing. The remainder will be paid in two equal annual installments of $230,000 (payable, respectively, on the first and second anniversaries of the closing). The Company is entitled to the benefits of non-competition agreements executed by certain members of CPOC’s senior management.

There can be no assurances that the Company will be able to successfully integrate and execute the business of CPOC successfully.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

31.1	Written Statement of Chief Executive Officer, President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2004, by David E. Bowe as Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b)	Reports on Form 8-K

On February 24, 2004, the Company filed a Form 8-K reporting under “Item 5. Other Events and Required FD Disclosure” the confirmation of the First Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code Proposed by the Park Pharmacy Corporation and the Company.

On March 25, 2004, the Company filed a Form 8-K reporting under “Item 5. Other Events and Required FD Disclosure” the Company’s agreement to acquire all of the issued and outstanding stock of CRESA Partners or Orange County, Inc.

On March 29, 2004 the Company filed a Form 8-K under “Item 2. Acquisition or Disposition of Assets” the completion of the Company’s acquisition of certain assets of Park Pharmacy Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2004	ASCENDANT SOLUTIONS, INC.

	By:	/s/ DAVID E. BOWE

David E. Bowe Chief Executive Officer, President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)