Form 10-Q
period 2004-06-30
ASCENDANT SOLUTIONS INC
filed 2004-08-16
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

At August 13, 2004, there were approximately 21,883,400 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I.

CONSOLIDATED FINANCIAL INFORMATION

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share amounts)

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,085	$2,006
Trade accounts receivable, net of allowance for doubtful accounts of $268 at June 30, 2004	6,699	—
Other receivables	60	46
Receivable from affiliates	39	52
Inventory	2,393	—
Prepaid expenses	585	125

Total current assets	12,861	2,229
Property and equipment, net	773	17
Deferred acquisition costs	—	310
Goodwill	7,815	—
Other intangible assets	214	—
Investments in limited partnerships, net	363	285
Other assets	106	—

Total assets	$22,132	$2,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,095	$60
Accounts payable to affiliates	3	1
Accrued liabilities	2,914	48
Notes payable, current	1,238	—

Total current liabilities	6,250	109
Notes payable, long-term	12,722	—
Limited partnership interests	446	209
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000 Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000 Issued and outstanding shares—21,865,900 at June 30, 2004 and 21,665,900 at December 31, 2003	2	2
Additional paid-in capital	59,888	59,822
Deferred compensation	(29)	(46)
Accumulated deficit	(57,147)	(57,255)

Total stockholders’ equity	2,714	2,523

Total liabilities and stockholders’ equity	$22,132	$2,841

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000's omitted, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:

Healthcare product sales and other	$9,895	$—	$10,670	$—
Real estate advisory services	2,390	50	3,067	100

	12,285	50	13,737	100
Cost of sales	7,749	10	8,463	20

Gross profit	4,536	40	5,274	80

Operating expenses:
Selling, general and administrative expenses	4,082	419	4,929	766
Non-cash stock compensation	—	—	18	—
Depreciation and amortization	84	15	90	30

Total operating expenses	4,166	434	5,037	796

Operating income (loss)	370	(394)	237	(716)

Investment income	70	20	140	34
Interest income (expense), net	(162)	10	(165)	21
Loss on sale of property and equipment	(17)	—	(17)	—
Limited partner interest in net (income) losses of partnerships	1	82	(39)	162

Income (loss) before state income tax provision	262	(282)	156	(499)
State income tax provision	48	—	48	—

Net income (loss)	$214	$(282)	$108	$(499)

Basic net income (loss) per share	$0.01	$(0.01)	$0.00	$(0.02)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.00	$(0.02)

Shares used in computing basic net income (loss) per share	21,732,567	21,665,900	21,699,233	21,448,400

Shares used in computing diluted net income (loss) per share	21,925,109	21,665,900	21,803,153	21,448,400

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income (loss)	$108	$(499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	267	—
Depreciation and amortization	90	30
Deferred compensation amortization	17	17
Non-cash stock option compensation	18	—
Loss on sale of property and equipment	17
Limited partner interest in net income (losses) of partnerships	39	(162)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	863	46
Inventory	(112)	—
Prepaid expense and other assets	(103)	81
Accounts payable	481	(11)
Accrued liabilities	(108)	2

Net cash provided by (used in) operating activities	1,577	(496)

Investing Activities
Return of capital distributions	18	19
Proceeds from sale of property and equipment	39	—
Reimbursement of deferred acquisition costs	310	—
Net cash acquired in acquisitions	1,537	—
Purchases of property and equipment	(22)	(11)
Distributions to limited partners	(31)	—
Investment in limited partnerships	(97)	—
Payment of acquistion liabilities	(1,350)	—
Purchase cost of acquisitions, net of cash acquired and acquisition notes issued	(795)	—

Net cash provided by (used in) investing activities	(391)	8

Financing Activities
Proceeds from exercise of common stock purchase options	48	—
Proceeds from sale of limited partnership interests	230	239
Debt payments	(385)	—

Net cash provided by financing activities	(107)	239

Net increase (decrease) in cash and cash equivalents	1,079	(249)
Cash and cash equivalents at beginning of period	2,006	2,950

Cash and cash equivalents at end of period	$3,085	$2,701

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The consolidated results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. The December 31, 2003 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2. Description of Business

Ascendant Solutions is a diversified financial services company which is seeking to, or has invested in or acquired, manufacturing, distribution or service companies. The Company is organized in three segments: (i) healthcare, (ii) real estate services and (iii) corporate and other businesses.

On March 24, 2004, the Company acquired, through a newly formed, wholly owned subsidiary, Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the Joint Plan and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy had been operating as a debtor in possession since December 2, 2002. The Company’s healthcare operations are primarily engaged in the sale of prescription and over-the-counter medications, healthcare products and related services and sells its products and services to a variety of customers including individuals, hospices, assisted-living facilities and other institutional healthcare providers.

Effective May 1, 2004, the Company acquired, through a newly formed, wholly owned subsidiary, ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. (“ASDS”), all of the issued and outstanding stock of CRESA Partners of Orange County, Inc., a California corporation f/k/a The Staubach Company – West, Inc. (“CPOC”), pursuant to the Stock Purchase Agreement dated March 23, 2004 between Kevin Hayes, the sole stockholder of CPOC (the “Seller”), and ASDS for $6.9 million, plus closing costs. Following the acquisition of CPOC, ASDS contributed the assets and liabilities of CPOC to CRESA Partners of Orange County, LP (the “Operating LP”). The results of Operating LP will be consolidated with ASDS and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that the Purchase Price is paid in its entirety. The Company entered into the variable interest entity in an effort to utilize its net operating loss carryforwards as an investment tool in connection with the acquisition of CPOC. When and if the Purchase Price is fully paid and distributions are made, and the Company’s residual interest shall become 10%, the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18. Accordingly, the Company would no longer consolidate the results of operations of the Operating LP and would instead record its share of income from the Operating LP as “Investment Income” in its consolidated statement of operations.

The Company’s real estate advisory service operations perform a variety of real estate advisory services for corporate clients.

Please see Note 14 “Segment Data” in the notes hereto for additional information.

Purchase Accounting

The Park Assets and CPOC acquisitions have been accounted for using the purchase method of accounting and the purchase prices have been allocated as follows:

	Park Assets	CPOC	Combined
Net cash acquired	$1,396,000	$141,000	$1,537,000
Trade accounts receivable	5,226,000	2,604,000	7,830,000
Inventory	2,281,000	—	2,281,000
Furniture, fixtures and equipment	547,000	312,000	859,000
Other assets	166,000	297,000	463,000
Patient prescriptions	233,000	—	233,000
Goodwill	—	7,815,000	7,815,000
Accounts payable and accrued liabilites	(2,983,000)	(2,895,000)	(5,878,000)
Line of credit payable under secured $800,000 bank credit facility	—	(500,000)	(500,000)
Note payable to related party	—	(500,000)	(500,000)
Notes payable under equipment financing obligations	(23,000)	(93,000)	(116,000)

	$6,843,000	$7,181,000	$14,024,000

The excess of the purchase price over the net tangible assets acquired have been allocated to (i) patient prescriptions for the Park Assets acquisition which are being amortized over 3 years and (ii) preliminarily to goodwill for the CPOC acquisition. The Company has not completed its analysis or allocation of the CPOC purchase price and as such, the following purchase accounting information should be considered preliminary and subject to change. The preliminary allocation for CPOC does not include potential purchase price adjustments based upon the operating results of CPOC’s business and the collections of CPOC’s trade receivables outstanding as of May 1, 2004. The Company may also incur additional costs in connection with the CPOC purchase. Accordingly, the allocation of the purchase price over the net tangible assets acquired of CPOC, which has been tentatively allocated entirely to goodwill, may be adjusted in the future. Depending on the final determination of amortizable intangible assets versus goodwill, amortization expense will likely increase in the future. Such future (non-cash) amortization expense could be material to the condensed consolidated statement of operations of the Company.

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

Healthcare product sales and other

Healthcare product sales and other revenues are reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from product sales is recognized at the point of sale and service revenue is recognized at the time services are provided.

Real estate advisory services

Revenues from real estate advisory services are recognized as revenue based upon completion of the services performed. Participation interests in rental income are recognized over the life of the lease.

With respect to CPOC, revenue is recognized when the tenant lease contract is signed by all appropriate parties and as the following consulting services are provided; facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services.

Healthcare product inventory

Inventory consists of healthcare finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market and were comprised of approximately $1,341,000 in pharmaceutical products and approximately $1,052,000 in retail and other merchandise at June 30, 2004.

Accounting for impairment of goodwill and other intangible assets

In accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, the Company has adopted a policy of recording an impairment loss on Goodwill and other Intangible Assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Stock-Based Compensation

See Note 12 to the condensed consolidated financial statements.

Certain prior year balances have been reclassified to conform to the current year presentation.

3. Cash and Cash Equivalents

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to approximately $3.1 million and approximately $2.0 million at June 30, 2004 and December 31, 2003, respectively, consist principally of interest-bearing cash deposits placed with various financial institutions.

4. Trade Accounts Receivable

Trade accounts receivable comprised the following at June 30, 2004:

	Healthcare Product Sales	Real Estate Advisory Services	Total
Trade accounts receivable	$5,333,000	$1,634,000	$6,967,000
Less - allowance for doubtful accounts	(268,000)	—	(268,000)

	$5,065,000	$1,634,000	$6,699,000

DHI’s trade accounts receivable consists primarily of amounts receivable from third-party payers (insurance companies and governmental agencies) under various medical reimbursement programs, institutional healthcare providers, individuals and others and are not collateralized. Certain receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. DHI reduces its accounts receivable by an allowance for the amounts deemed to be uncollectible. In general, an allowance for retail pharmacy accounts aged in excess of 60 days and infusion therapy accounts aged in excess of 180 days is established. Accounts that management has ultimately determined to be uncollectible are written off against the allowance.

The Company’s real estate advisory services operations grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the two months ended June 30, 2004, in which the Company owned CPOC, there were no provisions for bad debt expenses for real estate advisory service accounts receivable. For the two months ended June 30, 2004, the Company’s real estate advisory services operations derived revenues in excess of ten percent from two customers totaling approximately $1,590,000.

DHI’s accounts receivable from Medicare and Medicaid combined were approximately 17% of total accounts receivable at June 30, 2004. No other single customer or third-party payer accounted for more than 10% of DHI’s accounts receivable at June 30, 2004.

5. Prepaid Expenses

Prepaid expenses comprised the following:

	June 30, 2004	December 31, 2003
Prepaid insurance	$325,000	$125,000
Deferred tenant representation costs	181,000	—
Prepaid expenses	79,000	—

	$585,000	$125,000

The Company’s real estate advisory services operations defer direct costs associated with its tenant representation services until such time a lease is signed between the tenant and landlord. Upon execution of a signed lease, the Company expenses 50% of these direct costs associated with the transactions, with the balance being paid by the individual broker through a reduction in the commission earned. The Company regularly reviews these direct costs and expenses such costs related to canceled or unlikely to be completed transactions.

6. Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period. No effect has been given to outstanding options or warrants in the diluted computation, for periods with net losses as their effect would be anti-dilutive. A reconciliation of basic and diluted income (loss) per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$214,000	$(282,000)	$108,000	$(499,000)
Weighted average number of shares outstanding used in computing basic net income (loss) per share	21,732,567	21,665,900	21,699,233	21,448,400
Effect of dilutive stock options	192,542	—	103,920	—
Weighted average number of shares outstanding used in computing diluted net income (loss) per share	21,925,109	21,665,900	21,803,153	21,448,400
Basic net income (loss) per share	$0.01	$(0.01)	$0.00	$(0.02)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.00	$(0.02)

During the second quarter of 2002, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. The restricted stock certificates were issued on April 2, 2003. In July 2004, the Company issued 17,500 shares of restricted stock under the 2002 Equity Incentive Plan to a new member of its Board of Directors. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period.

Deferred compensation equivalent to the market value of these shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying condensed consolidated statement of operations amounted to $8,700 per quarter and $17,400 per six-month period, respectively, for the periods ended June 30, 2004 and June 30, 2003.

7. Property and Equipment

Property and equipment comprised the following:

	Estimated Useful Lives	June 30, 2004	December 31, 2003
Computer equipment and software	3 to 5 years	$206,000	$22,000
Furniture, fixtures and equipment	5 to 7 years	316,000	9,000
Leasehold improvements	Life of Lease	332,000	—

		854,000	31,000
Less accumulated depreciation and amortization		(81,000)	(14,000)

		$773,000	$17,000

The Company provides for depreciation based on the estimated useful lives of depreciable assets using the straight-line method. Depreciation expense was $65,000 and $15,000 for the second quarters ended June 30, 2004 and 2003, respectively and $71,000 and $30,000 for the six month periods ended June 30, 2004 and 2003, respectively.

8. Goodwill and Other Intangibles

Goodwill and other intangibles comprised the following:

	June 30, 2004	December 31, 2003
Goodwill	$7,815,000	$—
Patient Prescriptions	233,000	—
Less - accumulated amortization	(19,000)	—

	$8,029,000	$—

The Company amortizes its patient prescriptions acquired in the acquisition of the Park Assets over 3 years and has recorded amortization expense of $19,000 for the quarter ended June 30, 2004.

The allocation for CPOC is preliminary and does not include potential purchase price adjustments based upon the operating results of CPOC’s business and the collections of CPOC’s trade receivables outstanding as of May 1, 2004. The Company has not completed its analysis of this purchase and as such the associated purchase accounting information should be considered preliminary. The Company may also incur additional costs in connection with the CPOC purchase. Accordingly, the allocation of the purchase price over the net tangible assets acquired of CPOC, which has been tentatively allocated entirely to goodwill, may be adjusted in the future. Depending on the final determination of amortizable intangible assets versus goodwill, amortization expense will likely increase in the future. Such future (non-cash) amortization expense could be material to the condensed consolidated statement of operations of the Company.

9. Investments in Limited Partnerships

Investments in limited partnerships comprised the following:

	Ownership %	June 30, 2004	December 31, 2003
Ampco Partners, Ltd.	10%	$266,000	$284,000
Partnerships sponsored by Fairways Equities LLC	20%	97,000	1,000

		$363,000	$285,000

10. Accrued Liabilities

Accrued liabilities comprised the following:

	June 30, 2004	December 31, 2003
Accrued real estate commissions & fees	$1,888,000	$—
Accrued payroll and related	579,000	—
Accrued expenses	224,000	43,000
Accrued rent	96,000	—
Accrued property, franchise and sales taxes	79,000	5,000
Accrued state income taxes payable	48,000	—

	$2,914,000	$48,000

11. Notes Payable

Notes payable comprised the following at June 30, 2004:

	6/30/2004	12/31/2003
Bank of Texas Credit Facility, secured by substantially all of DHI’s assets

Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$1,000,000	$—

Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal of $3,084,000 due in March 2007.	3,932,000	—

Term note C in the principal amount of $429,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal of $408,000 due in March 2007.	520,000	—

Bank fee of $50,000 payable $8,333 over 6 months commencing in April 2004, discounted at 6%.	25,000	—

Unsecured note payable AmerisourceBergen Drug Corporation
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	742,000	—

Northern Trust Bank $800,000 line of credit, secured by substantially all assets of CRESA Partners of Orange County, LP, due August 2004, interest payable monthly at the bank’s prime rate plus 0.25%. Line of credit provides for borrowings equal to 60% of defined accounts receivable.	300,000	—

Notes payable to Kevin Hayes, former shareholder of CRESA Partners of Orange County, Inc. f/k/a The Staubach Company-West, Inc. (predessor to CRESA Partners of Orange County, LP)
Unsecured working capital loan in the principal amount of $500,000 due August 2004 with interest at 4.5% per annum.	500,000	—

Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% payable monthly, principal payable quarterly from the Company’s equity interest in the operating cash flow, as defined, of CRESA Partners of Orange County, LP. Subordinated security interest in substantially all assets of CRESA Partners of Orange County, LP.	6,900,000	—

Capital lease obligations, secured by office equipment	41,000	—

	13,960,000	—
Less current portion	1,238,000	—

	$12,722,000	$—

The aggregate maturities of notes payable for the 12 months ended June 30 are as follows:

2005	$1,238,000
2006	413,000
2007	11,669,000
2008	39,000
2009	601,000

$13,960,000

12. Stock Options

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

Stock Options

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders as reported	$214,000	$(282,000)	$108,000	$(499,000)

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	84,000	9,000	91,000	17,000

Pro forma net income (loss)	$130,000	$(291,000)	$17,000	$(516,000)

Net income (loss) per share:
Basic and diluted - as reported	$0.01	$(0.01)	$0.00	$(0.02)

Basic - pro forma	$0.01	$(0.01)	$0.00	$(0.02)

13. Commitments and Contingencies

Operating Leases

The Company leases its pharmacy, real estate advisory service and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $283,000 and $10,000 for the second quarters ended June 30, 2004 and 2003, respectively, and $309,000 and 21,000 for the six months ended June 30, 2004 and 2003, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Years ending June 30,
2005	$1,330,000
2006	1,279,000
2007	1,056,000
2008	984,000
2009	796,000
Thereafter	762,000

$6,207,000

14. Business Segment Information

The Company is organized in three segments: (i) healthcare, (ii) real estate services and (iii) corporate and other businesses. The healthcare segment consists of the operations of DHI while the real estate advisory services segment consists of the operations of the CRESA Partners of Orange County LP and the operations of CRESA Capital Markets Group LP. Condensed statements of operations by the Company’s principal business segments for the three and six months ended June 30, 2004 and 2003 follows (000’s omitted):

	Three Months ended June 30, (Unaudited)
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue:
Healthcare product sales and other	$9,895	$—	$—	$—	$—	$—	$9,895	$—
Real estate advisory services	—	—	2,390	50	—	—	2,390	50

	9,895	—	2,390	50	—	—	12,285	50
Cost of sales	6,435	—	1,314	10	—	—	7,749	10

Gross profit	3,460	—	1,076	40	—	—	4,536	40

EBITDA (1)	$195	$—	$583	$(49)	$(324)	$(330)	$454	$(379)

Investment income	$—	$—	$—	$—	$70	$20	$70	$20

	Six Months ended June 30, (Unaudited)
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue:
Healthcare product sales and other	$10,670	$—	$—	$—	$—	$—	$10,670	$—
Real estate advisory services	—	—	3,067	100	—	—	3,067	100

	10,670	—	3,067	100	—	—	13,737	100
Cost of sales	6,942	—	1,521	20	—	—	8,463	20

Gross profit	3,728	—	1,546	80	—	—	5,274	80

EBITDA (1)	$220	$—	$760	$(96)	$(653)	$(590)	$327	$(686)

Investment income	$—	$—	$—	$—	$140	$34	$140	$34

(1)	Earnings before interest, taxes, depreciation and amortization.

Total assets by business segment at June 30, 2004 and 2003 follows:

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Total Assets	$9,914	$—	$11,571	$78	$1,107	$2,763	$22,592	$2,841

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

Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report. Furthermore, see the Company’s most recent Form 10-K for the year ended December 31, 2003, including the section titled “Risks Related to Our Business,” “Risks Specific to Operating Subsidiaries,” and “Other Risks.” These risks, uncertainties and other factors include, but are not limited to: limited funding and the difficulty of finding additional financing, if necessary; dependence on management; the limited size of our staff; the potential for a subsidiary to account for a significant percentage of our revenue; unforeseen acquisition costs; potential asset impairment charges; pending litigation; potential for future leveraged transactions; restrictions on use of net operating loss carryforwards; highly leveraged subsidiaries; inability to integrate and manage operating subsidiaries; pharmacy regulations; competition in the pharmacy industry; concentration of ownership and control; related party transactions; and our stock has been delisted from The Nasdaq National Market.

In addition to the aforementioned risk factors, we expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include our ability to profitably operate DHI and CPOC and to pay the principal and interest on the significant debt incurred to make these acquisition; our success with the investments in, and operations of Ampco, Capital Markets and our participation in Fairways transactions; fluctuations in general interest rates; the availability and cost of capital to us; the existence and amount of unforeseen acquisition costs; and our ability to locate and successfully acquire or develop one or more business enterprises.

The Company

Ascendant Solutions, Inc. (“we,” “us,” or “our Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 102, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company seeking to invest in, or acquire, manufacturing, distribution or service companies. We are organized in three segments: (i) healthcare, (ii) real estate services and (iii) other businesses.

Healthcare

Our healthcare segment consists of Dougherty’s Holdings, Inc. (“DHI”), which operates specialty retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, DHI operates (i) Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, (ii) three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man,” and (iii) three infusion therapy facilities in Dallas, San Antonio and Houston, Texas under the name “Park Infusion Services.”

Real Estate Services

Our real estate services segment consists of (i) CRESA Capital Markets Group, L.P. a subsidiary 80% owned by us and (ii) our wholly owned subsidiary ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. (“ASDS”).

CRESA Capital Markets Group, L.P. We own 80% of CRESA Capital Markets Group, L.P. (“Capital Markets”) through general and limited partnership interests. Capital Markets entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm, and provides real estate financial advisory services to corporate clients on a fee basis. These services include, but are not limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. In the second quarter of 2004, the Company revised its classification of Capital Markets revenues and cost of sales to be consistent with the presentation used by CRESA Partners of Orange County, LP in the classification of real estate advisory revenues and cost of sales. Previously, Capital Markets reflected its revenues net of direct real estate advisory costs. Such costs have been reclassified to cost of sales in the accompanying condensed consolidated statements of operations. The effect of this reclassification resulted in an increase in real estate advisory revenues and cost of sales of approximately $207,000 for the six months ended June 30, 2004 and $20,000 for the six months ended June 30, 2003 with no change in gross profit or operating income (loss).

ASDS of Orange County, Inc. Effective May 1, 2004, we acquired through ASDS all of the issued and outstanding stock of CRESA Partners of Orange County, Inc., a California corporation f/k/a The Staubach Company – West, Inc. (“CPOC”), pursuant to the Stock Purchase Agreement dated March 23, 2004 between Kevin Hayes, the sole stockholder of CPOC (the “Seller”), and ASDS for $6.9 million, plus closing costs. CPOC is located in Newport Beach, California and provides tenant representation services to commercial and industrial users of real estate, which include strategic real estate advisory services, lease management services, facility and site acquisition and disposition advice; design, construction and development consulting; and move coordination.

Pursuant to the terms of the Stock Purchase Agreement, the purchase price will be paid pursuant to the terms of a $6.9 million promissory note (the “Acquisition Note”) payable to the Seller. The Acquisition Note is secured by a pledge of all of the personal property of CPOC which is subordinate to CPOC’s $800,000 bank credit line with Northern Trust Bank, bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum, with principal generally payable quarterly in arrears over a three year period from the excess cash flow of ASDS, as defined, and is guaranteed by the Company. The then outstanding principal balance of the Acquisition Note is payable in full on May 1, 2007. The purchase price is subject to adjustment (i) downward (by an amount not to exceed $1.9 million) to reflect the operating results of CPOC during the four year period ending December 31, 2007 (if CPOC’s revenues are less than an aggregate of $34.0 million during such period), (ii) downward if the uncollected trade receivables of CPOC as of May 1, 2004 equal to or in excess of $100,000 as of November 1, 2004, and (iii) upward or downward to reflect changes in the net book value of CPOC resulting from a post-closing audit of CPOC’s balance sheet as of April 30, 2004 (the “Purchase Price”).

Following the acquisition of CPOC, ASDS contributed the assets and liabilities of CPOC to CRESA Partners of Orange County, LP (the “Operating LP”) that is owned jointly by (i) CRESA Partners-Hayes, Inc., a California corporation f/k/a The Staubach Company of California, Inc. that is the general partner of the Operating LP (the “General Partner”), (ii) ASDS, a limited partner of the Operating LP, (iii) the Seller, a limited partner of the Operating LP, and (iv) a Delaware limited liability company controlled by the management and key employees of CPOC that is a limited partner of the Operating LP (the “MGMT LLC”). The General Partner is controlled by the management and key employees of CPOC. ASDS is entitled to receive 99% of the profits of the Operating LP until such time as ASDS has received distributions from the Operating LP equal to or exceeding the Purchase Price, at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to ASDS, 10% to the Seller and 0.1% to the General Partner. In connection with the acquisition of CPOC, the Company is entitled to receive a structuring fee of $690,000, plus interest thereon, of which $230,000 was paid at closing. The remainder will be paid in two equal annual installments of $230,000, plus interest thereon (payable, respectively, on May 12, 2005 and May 12, 2006). The structuring fee has been eliminated in the consolidation of the Company with CPOC and the Operating LP in the consolidated financial statements of the Company.

The results of Operating LP will be consolidated with ASDS and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that the Purchase Price is paid in its entirety. We entered into the variable interest entity in an effort to utilize our net operating loss carryforwards as an investment tool in connection with the acquisition of CPOC. When and if the Purchase Price is fully paid and distributions are made, and our residual interest shall become 10%, the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18. Accordingly, we would no longer consolidate the results of operations of the Operating LP and we would instead record our share of income from the Operating LP as “Investment Income” in our consolidated statement of operations.

In connection with the purchase of CPOC, we incurred (i) $6.9 million in acquisition debt, and (ii) approximately $281,000 in acquisition costs through June 30, 2004, exclusive of any potential purchase cost adjustments under the purchase contract as described above. The acquisition is accounted for using the purchase method of accounting.

Other Businesses

Our other businesses segment includes results from partially or wholly owned subsidiaries in which we previously invested. The entities included in this segment are: Ampco Partners, Ltd., VTE, L.P., and Fairways Equities LLC.

Ampco Partners, Ltd. We have a 10% limited partnership interest in Ampco Partners, Ltd., which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. For the second quarters ended June 30, 2004 and 2003, respectively, we received distributions of approximately $22,000 and $29,000 and recorded approximately $15,000 and $20,000 in investment income. For the six months ended June 30, 2004 and 2003, respectively, we received distributions of approximately $57,000 and $53,000 and recorded approximately $39,000 and $34,000 in investment income

VTE, L.P. Our wholly owned subsidiary, Ascendant VTE, LLC, serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets (primarily software) of Venue Ticket Exchange, Inc., a company that was attempting to develop an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. Jim Leslie, our Chairman, and David Bowe, our President and CEO, individually, made limited partnership investments in VTE on the same terms as outside limited partner investors. Our aggregate investment of $150,000 represents an ownership interest of 23.3% in VTE. At year-end 2003, management evaluated, and wrote off, the carrying value of VTE’s investment in its computer software and hardware.

Fairways Equities LLC. We are also party to a participation agreement with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and other principals of Capital Markets, pursuant to which we will receive up to 20% of the profits realized by Fairways in connection with certain real estate acquisitions made by Fairways. Pursuant to the terms of the participation agreement, we will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. During the second quarter of 2004, we invested approximately $97,000 in real estate transactions sponsored by Fairways. We earned approximately $55,000 and $101,000 from our profit participations in Fairways’ transactions, which is included in investment income for the three and six month periods, respectively, ended June 30, 2004.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Revenues. Total revenues increased $12,235,000 over the prior year period. Healthcare product revenues increased $9,895,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations since March 25, 2004 with no comparable revenues in the second quarter of 2003. Real estate advisory revenues increased $2,340,000 in the second quarter of 2004 over that of the second quarter of 2003 primarily as a result of the inclusion of the results of operations of CRESA Partners of Orange County, LP (the “Operating LP”) since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations.

Cost of sales. The cost of sales increase of $7,739,000 in the second quarter of 2004 over that of the second quarter of 2003 is comprised of an increase in cost of healthcare product sales of $6,435,000 and an increase in cost of real estate advisory services of $1,304,000. Cost of healthcare product sales increased $6,435,000 as a result of the inclusion of the results of the healthcare product revenues as the result of the inclusion of the DHI operations in the condensed consolidated results of operations since March 25, 2004 with no comparable revenues in the second quarter of 2003.

Cost of real estate advisory services increased primarily as a result of the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations.

Gross profit. Gross profit increased $4,496,000 in the second quarter of 2004 over that of the second quarter of 2003 as a result of the factors discussed in Revenues and Cost of sales above, of which $3,460,000 related to healthcare product gross profit and $1,036,000 is related to an increase in real estate advisory gross profit.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,663,000 from $419,000 in the second quarter of 2003 to $4,082,000 in the second quarter of 2004 and is primarily comprised of increases in: (i) healthcare product selling, general and administrative expenses of $3,265,000 (ii) real estate advisory selling, general and administrative expenses of $404,000, and, (iii) Ascendant’s corporate selling, general and administrative expenses of $73,000; offset by a decrease in VTE’s selling, general and administrative expenses of $79,000. The increase in healthcare product selling, general and administrative expenses is entirely due to the inclusion of the result of operations of DHI in consolidated results of operations since March 25, 2004 with no comparable cost of healthcare product sales in the second quarter of 2003. The increase in real estate advisory selling, general and administrative expenses is almost totally due to the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations. Ascendant Solutions’ corporate selling, general and administrative expenses increased as a result of higher professional fees related to increased business and acquisition activities. VTE’s selling, general and administrative expenses decreased as a result of suspension of its operating activities in the first quarter of 2004.

Depreciation and amortization. Depreciation and amortization expense increased $69,000 from $15,000 in the second quarter of 2003 to $84,000 in the second quarter of 2004. The increase is comprised of increases in: (i) DHI depreciation and amortization of $66,000 (including $19,000 of amortization of patient prescriptions) due to the inclusion of the result of operations of DHI in consolidated results of operations since March 25, 2004 with no comparable cost of healthcare product sales in the second quarter of 2003; (ii) real estate advisory depreciation and amortization of $16,000 which is entirely due the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations, offset by a decrease in VTE’s depreciation and amortization of $13,000 of its assets that were fully impaired and written off at December 31, 2003.

Investment income. Investment income increased $50,000. This increase is comprised of $55,000 of profit participation in Fairways transactions in the second quarter of 2004 compared with no comparable profit participation in the second quarter of 2003 offset by a decrease in Ampco earnings of $5,000.

Interest income (expense), net. Net interest income (expense) was $10,000 of net interest income for the second quarter of 2003 compared to net interest expense of $162,000 for the second quarter of 2004. The increase in net interest income (expense), net is almost totally due to interest expense on assumed or issued debt related to the DHI acquisition of the assets of Park Pharmacy Corporation and ASDS’s acquisition of all of the stock of CPOC.

Limited partner interest in net (income) losses of partnerships. Limited partner interest in net (income) losses of partnerships decreased $81,000 from $82,000 for the three months ended June 30, 2003 compared to $1,000 for the three months ended June 30, 2004 owing to a decrease in combined limited partner interest in combined partnership income and losses for the reporting periods.

State income tax provision. The state income tax provision of $48,000 reflected in the second quarter is wholly due to California state income tax provision of the Operating LP. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Revenues. Total revenues increased $13,637,000 from the prior year period. Healthcare product revenues increased $10,670,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations since March 25, 2004 with no comparable revenues in the first six months of 2003. Real estate advisory revenues increased $2,967,000 in the first six months of 2004 over that of the first six months of 2003 primarily as a result of the inclusion of the results of operations of the “Operating LP” since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations. .

Cost of sales. The cost of sales increase of $8,443,000 in the first six months of 2004 over that of the first six months of 2003 is comprised of an increase in cost of healthcare product sales of $6,942,000 and an increase in cost of real estate advisory services of $1,501,000. Cost of real estate advisory services increased $1,369,000 as a result of the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations combined with an increase of $132,000 in Capital Market’s real estate advisory cost of sales owing to the increased level of real estate advisory service operations. Cost of healthcare product sales increased $6,942,000 wholly as a result of the inclusion of the result of operations of DHI in consolidated results of operations since March 25, 2004 with no comparable cost of healthcare product sales in the first six months of 2003.

Gross profit. Gross profit increased $5,194,000 in the first six months of 2004 over that of the first six months of 2003 as a result of the factors discussed in Revenues and Cost of sales above, of which $3,728,000 is related to healthcare product gross profit and $1,466,000 is related to an increase in real estate advisory gross profit.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4,163,000 from $766,000 in the first six months of 2003 to $4,929,000 in the first six months of 2004 and is primarily comprised of increases in: (i) healthcare product selling, general and administrative expenses of $3,508,000 (ii) real estate advisory selling, general and administrative expenses of $610,000, and, (iii) Ascendant’s corporate selling, general and administrative expenses of $191,000; offset by a decrease in VTE’s selling, general and administrative expenses of $146,000. The increase in healthcare product selling, general and administrative expenses is entirely due to the inclusion of the result of DHI operations in consolidated results of operations since

March 25, 2004 with no comparable cost of healthcare product sales in the first six months of 2003. The increase in real estate advisory selling, general and administrative expenses is due to the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations of $407,000 combined with an increase in Capital Market’s selling, general and administrative expenses of $203,000 owing to increased levels of real estate advisory services. Ascendant Solutions’ corporate selling, general and administrative expenses increased as a result of higher professional fees related to increased business and acquisition activities. VTE’s selling, general and administrative expenses decreased as a result of suspension of its operating activities in the first quarter of 2004.

Depreciation and amortization. Depreciation and amortization expense increased $60,000 from $30,000 in the first six months of 2003 to $90,000 in the first six months of 2004. The increase is comprised of increases in: (i) DHI depreciation and amortization of $69,000 (including $19,000 of amortization of patient prescriptions) due to the inclusion of the result of the DHI operations in consolidated results of operations since March 25, 2004 with no comparable cost of healthcare product sales in the first six months of 2003 (ii) real estate advisory depreciation and amortization of $17,000 which is almost entirely due the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations; offset by a decrease in VTE’s depreciation and amortization of $26,000 of its assets that were fully impaired and written off at December 31, 2003.

Investment income. Investment income increased $106,000. This increase is comprised of $101,000 of profit participation in Fairways transactions in the first six months of 2004 compared with no comparable profit participation in the first six months of 2003 combined with an increase in Ampco earnings of $5,000.

Interest income (expense), net. Net interest income (expense) was $21,000 of net interest income for the first six months of 2003 compared to net interest expense of $165,000 for the first six months of 2004. The increase in net interest income (expense), net is almost totally due to interest expense on acquired, assumed or issued debt related to the DHI acquisition of the assets of Park Pharmacy Corporation and ASDS’s acquisition of all of the stock of CPOC.

Limited partner interest in net (income) losses of partnerships. Limited partner interest in net (income) losses of partnerships was $39,000 in expense related to profitable combined partnership earnings in the first six months of 2004 compared to $162,000 in net loss reductions in the first six months of 2003.

State income tax provision. The state income tax provision of $48,000 reflected in the six months ended June 30, 2004 is wholly due to California state income tax provision of the Operating LP. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of approximately $6.8 million as compared to approximately $2.1 million at December 31, 2003. The increase is primarily the result of the DHI acquisition of the assets of Park Pharmacy Corporation and ASDS’s acquisition of all of the stock of CPOC.

As of June 30, 2004, we had cash and cash equivalents of approximately $3.1 million.

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

Cash Flow

Since December 31, 2003, we have increased our cash balances by approximately $1.1 million and had positive cash flow from operations of $1.6 million for the first six months of 2004. We also incurred or assumed debt of approximately $14.0 million in connection with the DHI acquisition of the assets of Park Pharmacy Corporation and ASDS’s acquisition of all of the stock of CPOC.

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

Disclosures About Contractual Obligations and Commercial Commitments

In connection with the DHI acquisition of the assets of Park Pharmacy Corporation, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation pursuant to which DHI and our newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide us with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. In conjunction with the acquisition of CPOC, we incurred certain lease obligations, including but not limited to office space and certain office equipment. In addition, we incurred or assumed certain notes payable in connection with the CPOC acquisition as detailed in Note 11 “Notes Payable” in the notes to the condensed consolidated financial statements. These CPOC obligations have been included in the table below.

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at June 30, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.

	Payments due by Period ($-000’s)
	Less than 1 year	1-3 Years	Thereafter	Total
Operating lease obligations	$1,330	$2,335	$2,542	$6,207
Notes Payable	1,238	12,082	640	13,960

	$2,568	$14,417	$3,182	$20,167

Critical Accounting Policies

Revenue Recognition

Healthcare product sales and other

Healthcare product sales and other revenues are reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from product sales is recognized at the point of sale and service revenue is recognized at the time services are provided.

Real estate advisory services

Revenues from real estate advisory services are recognized as revenue based upon completion of the services performed. Participation interests in rental income are recognized over the life of the lease.

With respect to CPOC, revenue is recognized when the tenant lease contract is signed by all appropriate parties and as the following consulting services are provided; facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services.

Purchase Accounting

We accounted for the DHI acquisition of the assets of Park Pharmacy Corporation and ASDS’s acquisition of all of the stock of CPOC in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets with a definite useful life be recognized and reported as assets apart from goodwill (which has an indefinite useful life) and be amortized over their useful lives. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill’s impairment at least annually, with more often measurements under certain circumstances, in accordance with the provisions of SFAS No. 142.

Stock-Based Compensation

We account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have adopted the disclosure only alternative under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), which established a fair value-based method of accounting for stock compensation plans. We account for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer also conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first six months of 2004, except as detailed below.

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

Changes in Internal Controls

In March 2004 and May 2004, we acquired the assets of Park Pharmacy Corporation and all of the stock of CPOC, respectively and, accordingly, assumed the internal controls and systems of such entities in connection with the acquisitions. We believe that the controls and procedures of the DHI operations, CPOC and the Operating LP to be effective as of the end of the period covered by this report.

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, we filed our opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On July 15, 2004, plaintiffs petitioned the Fifth Circuit for permission to appeal the denial of class certification. On July 28, 2004, we filed our opposition. The Fifth Circuit has not ruled on the petition.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 19, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all such nominees were elected. The following matter was acted upon and votes cast or withheld:

Stockholders approved the election of the following directors:

Class B Director	Shares Cast For	Shares Withheld From Voting For
Richard L. Bloch	18,291,263	13,430

The Class B Director will hold office until the annual meeting of stockholders in 2007 and until his successor is elected and qualified.

Directors continuing in office after the meeting were:

Class A Directors

David E. Bowe

Jonathan R. Bloch

Class B Director

Richard L. Bloch

Class C Director

James C. Leslie

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

10.1	Parent Guaranty is entered into as of May 1, 2004 by Ascendant Solutions, Inc., a Delaware corporation, among and between ASDS Orange County, Inc., a Delaware corporation, and the successor corporation of the merger of Orange County Acquisition Corp. and CRESA Partners of Orange County, Inc. *

10.2	Parent Pledge Agreement is dated May 1, 2004 and entered into by and between Ascendant Solutions, Inc., a Delaware corporation and Kevin J. Hayes. *

10.3	Subsidiary Guaranty is entered into as of May 1, 2004 by CRESA Partners of Orange County, LP, a Delaware limited partnership, among and between ASDS Orange County, Inc., a Delaware corporation, and the successor corporation of the merger of Orange County Acquisition Corp. and CRESA Partners of Orange County, Inc. *

31.1	Written Statement of Chief Executive Officer, President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2004, by David E. Bowe as Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Certificate of Incorporation for Orange County Acquisition Corp. *

99.2	Certificate of Ownership and Merger of Staubach Company – West, Inc. into Orange Co. *

*	Filed herewith.

(b)	Reports on Form 8-K – Need detail below.

On May 14, 2004, the Company filed a Form 8-K reporting under “Item 2. Acquisition or Disposition of Assets” the completion of the acquisition of the stock of CRESA Partners of Orange County, Inc. by ASDS of Orange County, Inc. a wholly owned special purpose subsidiary of the Company.

On June 7, 2004, the Company filed a Form 8-K/A amending “Item 7. Financial Statements and Exhibits” of the original Form 8-K filed on March 29, 2004, to include the historical financial statements of Park Pharmacy Corporation and the pro forma financial information as required by Item 7 of Form 8-K.

On June 28, 2004, the Company filed a Form 8-K reporting under “Item 5. Other Events and Required FD Disclosure” the election of Anthony J. LeVecchio to the Company’s Board of Directors and his appointment to the Audit Committee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe
David E. Bowe
Chief Executive Officer, President and
Chief Financial Officer (Duly Authorized
Officer and Principal Financial Officer)