Form 10-Q
period 2004-09-30
ASCENDANT SOLUTIONS INC
filed 2004-11-12
CIK 1080029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

At November 8, 2004, there were approximately 21,933,400 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

PART I.

CONSOLIDATED FINANCIAL INFORMATION

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,092	$2,006
Trade accounts receivable, net of allowance for doubtful accounts of $177 at September 30, 2004	5,176	—
Other receivables	45	46
Receivable from affiliates	87	52
Inventories	2,475	—
Prepaid expenses	481	125

Total current assets	11,356	2,229
Property and equipment, net	752	17
Deferred acquisition costs	—	310
Goodwill	7,726	—
Other intangible assets	372	—
Investments in limited partnerships, net	353	285
Other assets	106	—

Total assets	$20,665	$2,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,705	$60
Accounts payable to affiliates	—	1
Accrued liabilities	2,493	48
Notes payable, current	713	—

Total current liabilities	4,911	109
Notes payable, long-term	12,569	—
Limited partnership and minority interests	457	209
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,883,400 at September 30, 2004 and 21,665,900 at December 31, 2003	2	2
Additional paid-in capital	59,906	59,822
Deferred compensation	(36)	(46)
Accumulated deficit	(57,144)	(57,255)

Total stockholders’ equity	2,728	2,523

Total liabilities and stockholders’ equity	$20,665	$2,841

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Healthcare revenues	$9,232	$—	$19,902	$—
Real estate advisory revenues	2,852	—	5,919	100

	12,084	—	25,821	100
Cost of sales	7,841	—	16,304	20

Gross profit	4,243	—	9,517	80

Operating expenses:
Selling, general and administrative expenses	3,973	300	8,885	1,049
Non-cash stock compensation	10	9	45	26
Depreciation and amortization	147	16	237	46

Total operating expenses	4,130	325	9,167	1,121

Operating income (loss)	113	(325)	350	(1,041)

Investment income	117	16	257	50
Interest income (expense), net	(173)	7	(338)	27
Loss on sale of property and equipment	—	—	(17)	—

Income (loss) before limited partnership and minority interest and income tax provision	57	(302)	252	(964)
Limited partnership and minority interest	(11)	42	(50)	204
Income tax provision	43	—	91	—

Net income (loss)	$3	$(260)	$111	$(760)

Basic net income (loss) per share	$0.00	$(0.01)	$0.01	$(0.04)

Diluted net income (loss) per share	$0.00	$(0.01)	$0.00	$(0.04)

Shares used in computing basic net income (loss) per share	21,883,400	21,665,900	21,760,622	21,520,900

Shares used in computing diluted net income (loss) per share	22,419,092	21,665,900	22,318,058	21,520,900

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income (loss)	$111	$(760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	177	—
Depreciation and amortization	237	46
Deferred compensation amortization	27	26
Non-cash stock option compensation	18	—
Loss on sale of property and equipment	17	—
Limited partnership and minority interest	50	(205)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,262	47
Inventory	(194)	—
Prepaid expense and other assets	(1)	116
Accounts payable	88	40
Accrued liabilities	(527)	6

Net cash provided by (used in) operating activities	2,265	(684)

Investing Activities
Return of capital distributions	29	30
Proceeds from sale of property and equipment	39	—
Deferred acquisition costs	310	(93)
Net cash acquired in acquisitions	1,537	—
Purchases of property amd equipment	(93)	(32)
Distributions to limited partners	(31)	—
Investment in limited partnerships	(97)	—
Payment of acquistion liabilities	(1,350)	—
Purchase cost of acquisitions, net of cash acquired and acquisition notes issued	(737)	—

Net cash used in investing activities	(393)	(95)

Financing Activities
Proceeds from exercise of common stock purchase options	48	—
Proceeds from sale of limited partnership interests	230	255
Debt payments	(1,064)	—

Net cash (used in) provided by financing activities	(786)	255

Net increase (decrease) in cash and cash equivalents	1,086	(524)
Cash and cash equivalents at beginning of period	2,006	2,950

Cash and cash equivalents at end of period	$3,092	$2,426

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The consolidated results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. The December 31, 2003 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2. Description of Business

Ascendant Solutions is a diversified financial services company which is seeking to, or has invested in or acquired, manufacturing, distribution or service companies. The Company is organized in three segments: (i) healthcare, (ii) real estate services and (iii) corporate and other businesses.

On March 24, 2004, the Company acquired, through a newly formed, wholly owned subsidiary, Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the First Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code Proposed by Park Pharmacy and the Company and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy had been operating as a debtor in possession since December 2, 2002. The Company’s healthcare operations are primarily engaged in the sale of prescription and over-the-counter medications, healthcare products and related services and infusion services. The healthcare operations sell products and services to a variety of customers including individuals, hospices, assisted-living facilities and other institutional healthcare providers.

Effective May 1, 2004, the Company acquired, through a newly formed, wholly owned subsidiary, ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. (“ASDS”), all of the issued and outstanding stock of CRESA Partners of Orange County, Inc., a California corporation f/k/a The Staubach Company – West, Inc. (“CPOC”), pursuant to the Stock Purchase Agreement dated March 23, 2004 between Kevin Hayes, the sole stockholder of CPOC (the “Seller”), and ASDS for $6.9 million, plus closing costs. Following the acquisition of CPOC, ASDS contributed the assets and liabilities of CPOC to CRESA Partners of Orange County, LP (the “Operating LP”). The results of Operating LP will be consolidated with ASDS and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that ASDS has received cumulative distributions equal to the Purchase Price plus a preferential return of approximately $ 1.7 million (total distributions of $ 8.6 million). The Company entered into the variable interest entity in an effort to utilize its net operating loss carryforwards as an investment tool in connection with the acquisition of CPOC. When and if the total distributions equal to $ 8.6 million are fully paid , the Company’s residual interest will become 10%, and the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18. Accordingly, the Company would no longer consolidate the results of operations of the Operating LP and would instead record its share of income from the Operating LP as “Investment Income” in its consolidated statement of operations.

The Company’s real estate advisory service operations perform a variety of real estate advisory services for corporate clients.

Please see Note 14 “Business Segment Information” in the notes hereto for additional information.

Purchase Accounting

The acquisitions of the Park Assets and CPOC have been accounted for using the purchase method of accounting and the purchase prices have been allocated as follows:

	Park Assets	CPOC	Combined
Net cash acquired	$1,396,000	$141,000	$1,537,000
Trade accounts receivable	5,044,000	2,604,000	7,648,000
Inventory	2,281,000	—	2,281,000
Furniture, fixtures and equipment	547,000	312,000	859,000
Other assets	166,000	297,000	463,000
Patient prescriptions	446,000	—	446,000
Goodwill	—	7,726,000	7,726,000
Accounts payable and accrued liabilites	(2,983,000)	(2,895,000)	(5,878,000)
Line of credit payable under secured $800,000 bank credit facility	—	(500,000)	(500,000)
Note payable to related party	—	(500,000)	(500,000)
Notes payable under equipment financing obligations	(23,000)	(93,000)	(116,000)

	$6,874,000	$7,092,000	$13,966,000

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

Healthcare revenues

Healthcare revenues are reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from product sales is recognized at the point of sale and service revenue is recognized at the time services are provided.

Real estate advisory services

Revenues from real estate advisory services are recognized as revenue based upon completion of the services performed. Participation interests in rental income are recognized over the life of the lease.

With respect to CPOC, revenue is recognized when the tenant lease contract is signed by all appropriate parties and as the following consulting services are provided: facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services.

Healthcare product inventory

Inventory consists of healthcare finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market and were comprised of approximately $ 1,381,000 in pharmaceutical products and approximately $ 1,094,000 in retail and other merchandise at September 30, 2004.

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

3. Cash and Cash Equivalents

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to approximately $3.1 million and approximately $2.0 million at September 30, 2004 and December 31, 2003, respectively, consist principally of interest-bearing cash deposits placed with various financial institutions.

4. Trade Accounts Receivable

Trade accounts receivable comprised the following:

	September 30, 2004
	Healthcare	Real Estate Advisory	Total
Trade accounts receivable	$4,115,000	$1,238,000	$5,353,000
Less—allowance for doubtful accounts	(177,000)	—	(177,000)

	$3,938,000	$1,238,000	$5,176,000

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

The Company’s real estate advisory services operations grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the three months ended September 30, 2004, the Company’s real estate advisory services operations derived revenues in excess of ten percent from two customers combined totaling approximately $1,064,000.

DHI’s accounts receivable from Medicare and Medicaid combined were approximately 18.6% of total accounts receivable at September 30, 2004. No other single customer or third-party payer accounted for more than 10% of DHI’s accounts receivable at September 30, 2004.

5. Prepaid Expenses

Prepaid expenses comprised the following:

	September 30, 2004	December 31, 2003
Prepaid insurance	$205,000	$125,000
Deferred tenant representation costs	162,000	—
Prepaid expenses	114,000	—

	$481,000	$125,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$3,000	$(260,000)	$111,000	$(760,000)
Weighted average number of shares outstanding used in computing basic net income (loss) per share	21,883,400	21,665,900	21,760,622	21,520,900
Effect of dilutive stock options and warrants	535,692	—	557,436	—
Weighted average number of shares outstanding used in computing diluted net income (loss) per share	22,419,092	21,665,900	22,318,058	21,520,900
Basic net income (loss) per share	$—	$(0.01)	$0.01	$(0.04)

Diluted net income (loss) per share	$—	$(0.01)	$—	$(0.04)

During the second quarter of 2002, the Company issued, pursuant to a registration statement on Form S-8, 435,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period. The restricted stock certificates were issued on April 2, 2003. In July 2004, the Company issued 17,500 shares of restricted stock under the 2002 Equity Incentive Plan to a new member of its Board of Directors. In October 2004, the Company issued 50,000 shares of restricted stock under the 2002 Equity Incentive Plan to its new Chief Financial Officer. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period.

Deferred compensation equivalent to the market value of these shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying condensed consolidated statement of operations amounted to $ 10,000 and $ 9,000 for the third quarters ended September 30, 2004 and 2003, respectively, and $ 27,000 and $ 26,000 for the nine month periods ended September 30, 2004 and September 30, 2003, respectively.

7. Property and Equipment

Property and equipment comprised the following:

	Estimated Useful Lives	September 30 2004	December 31, 2003
Computer equipment and software	3 to 5 years	$242,000	$22,000
Furniture, fixtures and equipment	5 to 7 years	336,000	9,000
Leasehold improvements	Life of Lease	347,000	—

		925,000	31,000
Less accumulated depreciation and amortization		(173,000)	(14,000)

		$752,000	$17,000

The Company provides for depreciation based on the estimated useful lives of depreciable assets using the straight-line method. Depreciation expense was $ 92,000 and $ 16,000 for the third quarters ended September 30, 2004 and 2003, respectively and $ 163,000 and $ 46,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

8. Goodwill and Other Intangibles

Goodwill and other intangibles comprised the following:

	September 30 2004	December 31, 2003
Goodwill	$7,726,000	$—
Patient Prescriptions	446,000	—
Less - accumulated amortization	(74,000)	—

	$8,098,000	$—

The Company amortizes its patient prescriptions acquired in the acquisition of the Park Assets over 3 years and has recorded amortization expense of $55,000 for the quarter ended September 30, 2004.

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

9. Investments in Limited Partnerships

Investments in limited partnerships comprised the following:

	Ownership %	September 30, 2004	December 31, 2003
Ampco Partners, Ltd.	10%	$256,000	$284,000
Partnerships sponsored by Fairways Equities LLC	20%	97,000	1,000

		$353,000	$285,000

10. Accrued Liabilities

Accrued liabilities comprised the following:

	September 30 2004	December 31, 2003
Accrued real estate commissions & fees	$1,228,000	$—
Accrued payroll and related	806,000	—
Accrued expenses	166,000	33,000
Accrued rent	99,000	—
Accrued property, franchise and sales taxes	103,000	15,000
Accrued state income taxes payable	91,000	—

	$2,493,000	$48,000

11. Notes Payable

Notes payable comprised the following :

	September 30, 2004	December 31, 2003
Bank of Texas Credit Facility, secured by substantially all healthcare assets

Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$1,000,000	$—

Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal of $3,084,000 due in March 2007.	3,859,000	—

Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal of $408,000 due in March 2007.	511,000	—

Unsecured note payable to AmerisourceBergen Drug Corporation
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	734,000	—

Notes payable to Kevin Hayes, prior shareholder of CRESA Partners of Orange County, Inc. (predecessor to CRESA Partners of Orange County, LP, f/k/a The Staubach Company—West, Inc.)
Unsecured working capital loan in the principal amount of $450,000 due December 2004 with interest payable monthly at 4.5%	250,000	—
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% payable monthly, principal payable quarterly from the Company’s equity interest in the operating cash flow, as defined, of CRESA Partners of Orange County, LP. Subordinated security interest in substantially all of the assets of CRESA Partners of Orange County, LP.	6,900,000	—

Capital lease obligations, secured by office equipment	28,000	—

	13,282,000	—
Less current portion	713,000	—

	$12,569,000	$—

The aggregate maturities of notes payable for the 12 months ended September 30 are as follows:

2005	$713,000
2006	416,000
2007	11,523,000
2008	39,000
2009	591,000

$13,282,000

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

Stock Options

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders as reported	$3,000	$(260,000)	$111,000	$(760,000)

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,600	8,600	94,000	25,800

Pro forma net income (loss)	$400	$(268,600)	$17,000	$(785,800)

Net income (loss) per share:
Basic - as reported	$0.00	$(0.01)	$(0.01)	$(0.04)

Basic - pro forma	$0.00	$(0.01)	$(0.00)	$(0.04)

Diluted – as reported	$0.00	$(0.01)	$0.00	$(0.04)

Diluted – pro forma	$0.00	$(0.01)	$0.00	$(0.04)

13. Commitments and Contingencies

Operating Leases

The Company leases its pharmacy, real estate advisory service and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $530,000 and $13,000 for the three months ended September 30, 2004 and 2003, respectively, and $839,000 and $34,000 for the nine months ended September 30, 2004 and 2003, respectively.

Future minimum lease payments under non-cancelable operating leases for the years ending September 30 are as follows:

2005	$1,389,000
2006	1,298,000
2007	1,105,000
2008	966,000
2009	708,000
Thereafter	678,000

$6,144,000

14. Business Segment Information

The Company is organized in three segments: (i) healthcare, (ii) real estate services and (iii) corporate and other businesses. The healthcare segment consists of the operations of DHI while the real estate advisory services segment consists of the operations of the CRESA Partners of Orange County LP and the operations of CRESA Capital Markets Group LP. Key measures used by the Company’s management to evaluate business segment performance include revenue, cost of sales, gross profit, investment income and EBITDA. EBITDA is calculated as net income before deducting interest, taxes, depreciation and amortization. Although EBITDA is not a measure of actual cash flow because it does not consider changes in assets and liabilities that may impact cash balances, the Company believes it is a useful metric to evaluate operating performance.

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and nine months ended September 30, 2004 and 2003 are as follows (000’s omitted):

	Three Months ended September 30, (Unaudited)
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$9,232	$—	$2,852	$—	$—	$—	$12,084	$—
Cost of sales	6,264	—	1,577	—	—	—	7,841	—

Gross profit	2,968	—	1,275	—	—	—	4,243	—

EBITDA	35	—	526	(65)	(195)	(186)	366	(251)

Less:
Interest expense (income)	97	—	84	—	(8)	(7)	173	(7)
Taxes	—	—	43	—	—	—	43	—
Depreciation & amortization	99	—	46	1	2	15	147	16

Net Income (Loss)	$(161)	$—	$353	$(66)	$(189)	$(194)	$3	$(260)

Investment Income	$8	$—	$36	$—	$73	$16	$117	$16

	Nine Months ended September 30, (Unaudited)
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$19,902	$—	$5,919	$100	$—	$—	$25,821	$100
Cost of sales	13,206	—	3,098	20	—	—	16,304	20

Gross profit	6,696	—	2,821	80	—	—	9,517	80

EBITDA	283	—	1,190	(141)	(697)	(600)	777	(741)

Less:
Interest expense (income)	208	—	146	—	(16)	(27)	338	(27)
Taxes	—	—	91	—	—	—	91	—
Depreciation & amortization	168	—	64	1	5	45	237	46

Net Income (Loss)	$(93)	$—	$889	$(142)	$(686)	$(618)	$111	$(760)

Investment Income	$9	$—	$36	$—	$212	$50	$257	$50

	September 30, (Unaudited)
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Total assets	$9,809	$—	$10,069	$66	$787	$2,969	$20,665	$3,035

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

The Company

Ascendant Solutions, Inc. (“we,” “us,” or “our Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 102, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company which is seeking to, or has invested in, or acquired, manufacturing, distribution or service companies. We are organized in three segments: (i) healthcare, (ii) real estate services and (iii) corporate and other businesses.

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

CRESA Capital Markets Group, L.P. We own 80% of CRESA Capital Markets Group, L.P. (“Capital Markets”) through general and limited partnership interests. Capital Markets entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm, and provides real estate financial advisory services to corporate clients on a fee basis. These services include, but are not limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. In the second quarter of 2004, the Company revised its classification of Capital Markets revenues and cost of sales to be consistent with the presentation used by CRESA Partners of Orange County, LP in the classification of real estate advisory revenues and cost of sales. Previously, Capital Markets reflected its revenues net of direct real estate advisory costs. Such costs have been reclassified to cost of sales in the accompanying condensed consolidated statements of operations. The effect of this reclassification resulted in an increase in real estate advisory revenues and cost of sales of approximately $207,000 for the nine months ended September 30, 2004 and $20,000 for the nine months ended September 30, 2003 with no change in gross profit or operating income (loss).

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

Following the acquisition of CPOC, ASDS contributed the assets and liabilities of CPOC to CRESA Partners of Orange County, LP (the “Operating LP”) that is owned jointly by (i) CRESA Partners-Hayes, Inc., a California corporation f/k/a The Staubach Company of California, Inc. that is the general partner of the Operating LP (the “General Partner”), (ii) ASDS, a limited partner of the Operating LP, (iii) the Seller, a limited partner of the Operating LP, and (iv) a Delaware limited liability company controlled by the management and key employees of CPOC that is a limited partner of the Operating LP (the “MGMT LLC”). The General Partner is controlled by the management and key employees of CPOC. ASDS is entitled to receive 99% of the profits of the Operating LP until such time as ASDS has received cumulative distributions from the Operating LP equal to the Purchase Price plus a preferential return of approximately $ 1.7 million (total distributions equal to $ 8.6 million), at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to ASDS, 10% to the Seller and 0.1% to the General Partner. In connection with the acquisition of CPOC, the Company is entitled to receive a structuring fee of $690,000, plus interest thereon, of which $230,000 was paid at closing. The remainder will be paid in two equal annual installments of $230,000, plus interest thereon (payable, respectively, on May 12, 2005 and May 12, 2006). The structuring fee has been eliminated in the consolidation of the Company with CPOC and the Operating LP in the consolidated financial statements of the Company.

The results of Operating LP will be consolidated with ASDS and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that ASDS has received cumulative distributions equal to the Purchase Price plus a preferential return of approximately $ 1.7 million (total distributions of $ 8.6 million) . We entered into the variable interest entity in an effort to utilize our net operating loss carryforwards as an investment tool in connection with the acquisition of CPOC. When and if the total distributions equal to $ 8.6 million are fully paid , our residual interest will become 10% and the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18. Accordingly, we would no longer consolidate the results of operations of the Operating LP and we would instead record our share of income from the Operating LP as “Investment Income” in our consolidated statement of operations.

In connection with the purchase of CPOC, we incurred (i) $6.9 million in acquisition debt, and (ii) approximately $ 193,000 in acquisition costs through September 30, 2004, exclusive of any potential purchase cost adjustments under the purchase contract as described above. The acquisition is accounted for using the purchase method of accounting.

Other Businesses

Our other businesses segment includes results from partially or wholly owned subsidiaries in which we previously invested. The entities included in this segment are: Ampco Partners, Ltd., VTE, L.P., and Fairways Equities LLC.

Ampco Partners, Ltd. We have a 10% limited partnership interest in Ampco Partners, Ltd., which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. For the third quarters ended September 30, 2004 and 2003, respectively, we received distributions of approximately $27,000 and $ 26,000 and recorded approximately $ 17,000 and $ 16,000 in investment income. For the nine months ended September 30, 2004 and 2003, respectively, we received distributions of approximately $ 84,000 and $ 80,000 and recorded approximately $ 56,000 and $ 50,000 in investment income

VTE, L.P. Our wholly owned subsidiary, Ascendant VTE, LLC, serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets (primarily software) of Venue Ticket Exchange, Inc., a company that was attempting to develop an online, electronic ticket exchange for the purchase and sale of secondary tickets to sporting events and other entertainment venues. Jim Leslie, our Chairman, and David Bowe, our President and CEO, individually, made limited partnership investments in VTE on the same terms as outside limited partner investors. Our aggregate investment of $150,000 represents an ownership interest of 23.3% in VTE. At year-end 2003, management evaluated, and wrote off, the carrying value of VTE’s investment in its computer software and hardware. In the first quarter of 2004, VTE suspended its operating activities.

Fairways Equities LLC. We are also party to a participation agreement with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and other principals of Capital Markets, pursuant to which we will receive up to 20% of the profits realized by Fairways in connection with certain real estate acquisitions made by Fairways. Pursuant to the terms of the participation agreement, we will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. During the three month period ended September 30, 2004, we made no investments in real estate transactions sponsored by Fairways, and during the nine month period ended September 30, 2004, we invested approximately $97,000 in such real estate transactions. We earned approximately $ 91,000 and $ 192,000 from our profit participations in Fairways’ transactions, which is included in investment income for the three and nine month periods, respectively, ended September 30,2004. Included in investment income is approximately $ 55,000 and $ 156,000 for the three and nine month periods ended September 30, 2004, respectively, which was received from a continuing residual interest in a real estate transaction consummated in 2003. Our original investment of $ 145,000 in that real estate transaction has since been repaid.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Revenues. Total revenues increased $12,084,000 over the prior year period. Healthcare revenues increased $9,232,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations with no comparable revenues in the third quarter of 2003. Real estate advisory revenues increased $2,852,000 in the third quarter of 2004 over that of the second quarter of 2003 primarily as a result of the inclusion of the results of operations of CRESA Partners of Orange County, LP (the “Operating LP”) in the condensed consolidated statements of operations with no comparable revenues in the third quarter of 2003.

Cost of sales. The cost of sales increase of $7,841,000 in the third quarter of 2004 over that of the third quarter of 2003 is comprised of an increase in cost of healthcare revenues of $6,264,000 and an increase in cost of real estate advisory services of $1,577,000. Cost of healthcare revenues increased $6,264,000 as a result of the inclusion of the results of the healthcare revenues as the result of the inclusion of the DHI operations in the condensed consolidated results of operations with no comparable revenues in the third quarter of 2003. Cost of real estate advisory services increased $1,577,000 primarily as a result of the inclusion of the results of operations of the Operating LP in the condensed consolidated statements of operations.

Gross profit. Gross profit increased $4,243,000 in the third quarter of 2004 over that of the third quarter of 2003 as a result of the factors discussed in Revenues and Cost of sales above, of which $2,968,000 related to healthcare gross profit and $1,275,000 is related to an increase in real estate advisory gross profit.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3,673,000 from $300,000 in the third quarter of 2003 to $3,973,000 in the third quarter of 2004 and is primarily comprised of increases in: (i) healthcare product selling, general and administrative expenses of $2,941,000 (ii) real estate advisory selling, general and administrative expenses of $696,000 and, (iii) Ascendant’s corporate selling, general and administrative expenses of $58,000; offset by a decrease in VTE’s selling, general and administrative expenses of $20,000. The increase in healthcare selling, general and administrative expenses is entirely due to the inclusion of the result of operations of DHI in consolidated results of operations with no comparable healthcare selling, general and administrative expenses in the third quarter of 2003. The increase in real estate advisory selling, general and administrative expenses is almost totally due to the inclusion of the results of operations of the Operating LP in the condensed consolidated statements of operations. Ascendant Solutions’ corporate selling, general and administrative expenses increased as a result of higher professional fees related to increased business and acquisition activities. VTE’s selling, general and administrative expenses decreased as a result of suspension of its operating activities in the first quarter of 2004.

Depreciation and amortization. Depreciation and amortization expense increased $131,000 from $16,000 in the third quarter of 2003 to $147,000 in the third quarter of 2004. The increase is comprised of increases in: (i) DHI depreciation and amortization of $99,000 (including $55,000 of amortization of patient prescriptions) due to the inclusion of the result of operations of DHI in consolidated results of operations with no comparable cost of healthcare product sales in the third quarter of 2003; (ii) real estate advisory depreciation and amortization of $45,000 which is entirely due to the inclusion of the results of operations of the Operating LP in the condensed consolidated statements of operations, offset by a decrease in VTE’s depreciation and amortization of $13,000 of its assets that were fully impaired and written off at December 31, 2003.

Investment income. Investment income increased $101,000. This increase is comprised of $91,000 of profit participation in Fairways transactions in the third quarter of 2004 compared with no comparable profit participation in the third quarter of 2003. Investment income from Ampco earnings increased $1,000 from the third quarter of 2003. DHI recorded investment income of $9,000, with no comparable investment income in the third quarter of 2003.

Interest income (expense), net. Net interest income (expense) was $7,000 of net interest income for the third quarter of 2003 compared to net interest expense of $173,000 for the third quarter of 2004. The increase in net interest income (expense), net is almost totally due to interest expense on assumed or issued debt related to the DHI acquisition of the Park Assets and ASDS’s acquisition of all of the stock of CPOC.

Limited partnership and minority interest. Limited partnership and minority interest decreased $53,000 from $42,000 for the three months ended September 30, 2003 compared to income of $11,000 for the three months ended September 30, 2004 owing to a decrease in combined limited partnership and minority interest in combined partnership income and losses for the reporting periods.

Income tax provision. The income tax provision of $43,000 reflected in the third quarter is wholly due to California state income tax provision of the Operating LP. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Revenues. Total revenues increased $25,721,000 from the prior year period. Healthcare revenues increased $19,902,000 as the result of the inclusion of the DHI operations since March 25, 2004 in the condensed consolidated results of operations with no comparable revenues in the first nine months of 2003. Real estate advisory revenues increased $5,819,000 in the first nine months of 2004 over that of the first nine months of 2003 primarily as a result of the inclusion of the results of operations of the “Operating LP” since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations. .

Cost of sales. The cost of sales increase of $16,284,000 in the first nine months of 2004 over that of the first nine months of 2003 is comprised of an increase in cost of healthcare revenues of $13,206,000 and an increase in cost of real estate advisory services of $3,078,000. Cost of real estate advisory services increased $2,884,000 as a result of the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations combined with an increase of $194,000 in Capital Market’s real estate advisory cost of sales owing to the increased level of real estate advisory service operations. Cost of healthcare revenues increased $13,206,000 wholly as a result of the inclusion of the result of operations of DHI in consolidated results of operations since March 25, 2004 with no comparable cost of healthcare product sales in the first nine months of 2003.

Gross profit. Gross profit increased $9,437,000 in the first nine months of 2004 over that of the first nine months of 2003 as a result of the factors discussed in Revenues and Cost of sales above, of which $6,696,000 is related to healthcare gross profit and $2,741,000 is related to an increase in real estate advisory gross profit.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7,836,000 from $1,049,000 in the first nine months of 2003 to $8,885,000 in the first nine months of 2004 and is primarily comprised of increases in: (i) healthcare product selling, general and administrative expenses of $6,420,000 (ii) real estate advisory selling, general and administrative expenses of $1,336,000, and, (iii) Ascendant’s corporate selling, general and administrative expenses of $247,000; offset by a decrease in VTE’s selling, general and administrative expenses of $167,000. The increase in healthcare selling, general and administrative expenses is entirely due to the inclusion of the results of DHI operations in consolidated results of operations since March 25, 2004 with no comparable healthcare selling, general and administrative expenses in the first nine months of 2003. The increase in real estate advisory selling, general and administrative expenses is due to the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations of $1,036,000 combined with an increase in Capital Market’s selling, general and administrative expenses of $307,000 owing to increased levels of real estate advisory services. Ascendant Solutions’ corporate selling, general and administrative expenses increased as a result of higher professional fees related to increased business and acquisition activities. VTE’s selling, general and administrative expenses decreased as a result of suspension of its operating activities in the first quarter of 2004.

Depreciation and amortization. Depreciation and amortization expense increased $191,000 from $46,000 in the first nine months of 2003 to $237,000 in the first nine months of 2004. The increase is comprised of increases in: (i) DHI depreciation and amortization of $168,000 (including $74,000 of amortization of patient prescriptions) due to the inclusion of the result of the DHI operations in consolidated results of operations since March 25, 2004 with no comparable cost of healthcare product sales in the first nine months of 2003 (ii) real estate advisory depreciation and amortization of $63,000 which is almost entirely due the inclusion of the results of operations of the Operating LP since the date of acquisition on May 1, 2004 in the condensed consolidated statements of operations; offset by a decrease in VTE’s depreciation and amortization of $40,000 of its assets that were fully impaired and written off at December 31, 2003.

Investment income. Investment income increased $207,000. This increase is comprised of $192,000 of profit participation in Fairways transactions in the first nine months of 2004 compared with no comparable profit participation in the first nine months of 2003 combined with an increase in Ampco earnings of $6,000. DHI recorded investment income of $9,000, with no comparable investment income in the first nine months of 2003.

Interest income (expense), net. Net interest income (expense) was $27,000 of net interest income for the first nine months of 2003 compared to net interest expense of $338,000 for the first nine months of 2004. The increase in net interest income (expense), net is almost totally due to interest expense on acquired, assumed or issued debt related to the DHI acquisition of the Park Assets and ASDS’s acquisition of all of the stock of CPOC.

Limited partnership and minority interest. Limited partnership and minority interest was $50,000 in expense related to profitable combined partnership earnings in the first nine months of 2004 compared to $204,000 in net loss reductions in the first nine months of 2003.

Income tax provision. The income tax provision of $91,000 reflected in the nine months ended September 30, 2004 is wholly due to California state income tax provision of the Operating LP. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Liquidity and Capital Resources

As of September 30, 2004, we had working capital of approximately $6.4 million as compared to approximately $2.1 million at December 31, 2003. The increase is primarily the result of the DHI acquisition of the Park Assets and ASDS’s acquisition of all of the stock of CPOC.

As of September 30, 2004, we had cash and cash equivalents of approximately $3.1 million.

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

Cash Flow

Since December 31, 2003, we have increased our cash balances by approximately $1.1 million and had positive cash flow from operations of $2.3 million for the first nine months of 2004. We also incurred or assumed debt of approximately $14.0 million in connection with the DHI acquisition of the Park Assets and ASDS’s acquisition of all of the stock of CPOC.

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

Off Balance Sheet Arrangements

As discussed in Item 2 above, the Company has guaranteed the Acquisition Note in the amount of $ 6.9 million. The Acquisition Note is payable from the excess cash flows of ASDS over a three year period. During the period from May 1, 2004 until September 30, 2004, there were no principal payments on the Acquisition Note and there were no payments required under the terms of the Company’s guarantee.

Disclosures About Contractual Obligations and Commercial Commitments

In connection with the DHI acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation pursuant to which DHI and our newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide us with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. In conjunction with the acquisition of CPOC, we incurred certain lease obligations, including but not limited to office space and certain office equipment. In addition, we incurred or assumed certain notes payable in connection with the CPOC acquisition as detailed in Note 11 “Notes Payable” in the notes to the condensed consolidated financial statements.

Critical Accounting Policies

Revenue Recognition

Healthcare revenues

Healthcare revenues are reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional healthcare providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from product sales is recognized at the point of sale and service revenue is recognized at the time services are provided.

Real estate advisory services

Revenues from real estate advisory services are recognized as revenue based upon completion of the services performed. Participation interests in rental income are recognized over the life of the lease.

With respect to CPOC, revenue is recognized when the tenant lease contract is signed by all appropriate parties and as the following consulting services are provided: facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services.

Purchase Accounting

We accounted for the DHI acquisition of the Park Assets and ASDS’s acquisition of all of the stock of CPOC in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets with a definite useful life be recognized and reported as assets apart from goodwill (which has an indefinite useful life) and be amortized over their useful lives. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill’s impairment at least annually, with more often measurements under certain circumstances, in accordance with the provisions of SFAS No. 142.

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

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. We are exposed to interest rate risk primarily as the guarantor of ASDS’s Acquisition Note, which bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum. If the effective interest rate under the Acquisition Note were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $ 69,000, based on the average balance outstanding under the Acquisition Note during the period ended September 30, 2004. We did not experience a material impact from interest rate risk during the three months ended September 30, 2004. In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at September 30, 2004, which are sensitive to changes in interest rates. At September 30, 2004, approximately 52% of our debt was subject to changes in market interest rates and was sensitive to those changes. At December 31, 2003, there was no debt outstanding subject to variable interest rates.

Scheduled principal cash flows for debt outstanding at September 30, 2004 for the twelve months ending September 30 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long Term Debt:
Fixed Rate	$713,000	$416,000	$4,623,000	$39,000	$591,000	$—	$6,382,000	$6,382,000
Variable Rate	$—	$—	$6,900,000	$—	$—	$—	$6,900,000	$6,900,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including David E. Bowe, the Company’s Chief Executive Officer and Chief Financial Officer (Mr. Bowe served as the Chief Financial Officer until October 2004), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, Mr. Bowe concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management, including Mr. Bowe also conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first nine months of 2004, except as detailed below.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

However, due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing and reporting of transactions. In October 2004, we added Gary Boyd as our new Chief Financial Officer which will allow us to implement additional controls related, but not limited to segregation of duties. We will continue to periodically assess the cost versus benefit of adding the resources that would improve segregation of duties and currently, with the concurrence of the board of directors, do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the company’s operations.

Changes in Internal Controls

In March 2004 and May 2004, we acquired the Park Assets and all of the stock of CPOC, respectively and, accordingly, assumed the internal controls and systems of such entities in connection with the acquisitions. We believe that the controls and procedures of the DHI operations, CPOC and the Operating LP are effective as of the end of the period covered by this report. However, we continue to evaluate the policies and procedures of DHI, CPOC and the Operating LP and we will implement changes in controls where we identify opportunities for improvement.

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, we filed our opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On September 8, 2004, the Fifth Circuit granted plaintiffs’ petition for permission to appeal the denial of class certification. Briefing on the appeal has not yet begun.

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

On May 5, 2003, Hometown Wholesale Furniture Club, Inc. and Jeff Cordes, Founder, filed a lawsuit in the 191st Judicial District Court of Dallas County, Texas against ADA Wholesale Furniture Club, Inc. and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. On June 27, 2003, they added us to the lawsuit. On June 6, 2003, J.D. Davis, Individually and d/b/a ADA Wholesale Furniture Club filed a lawsuit in the District Court of Gregg County, Texas against us, David Bowe and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. The Gregg County case was dismissed with prejudice on October 7, 2004 and the Dallas County case was dismissed with prejudice on October 11, 2004. In connection with the dismissals, a settlement agreement was reached among the parties pursuant to which we were released from all claims.

On January 29, 2004, Bishopsgate Corp. and T.E. Millard filed a lawsuit in the 192nd District Court of Dallas County, Texas against us, our officers and directors, and Park Pharmacy’s officers and directors claiming that we breached obligations to fund Bishopsgate’s proposed purchase of the Park Assets. The plaintiffs seek unspecified damages. We deny the plaintiffs’ claims, have filed various counterclaims and intend to vigorously defend against the lawsuits. In October 2004, the parties mediated the case but were unable to resolve it. The case is now set for trial on February 7, 2005.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material affect these matters will have on our future financial position and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

10.1	Amended Promissory Note of CRESA Partners of Orange County, Inc. dated August 12, 2004, payable to the order of Kevin J. Hayes. *

31.1	Written Statement of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004, by David E. Bowe as Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2004, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b)	Reports on Form 8-K

On July 21, 2004, the Company filed an amendment to the Form 8-K that it filed on May 14, 2004, amending “Item 7. Financial Statements and Exhibits” to include the historical financial statements of CRESA Partners of Orange County, Inc. and the pro forma financial information required by Item 7 of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer (Duly Authorized Officer)

Date: November 12, 2004	ASCENDANT SOLUTIONS, INC.

	By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)