Form 10-K
period 2004-12-31
ASCENDANT SOLUTIONS INC
filed 2005-03-29
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by nonaffiliates on March 21, 2005 based on the closing price for the registrant’s common stock on such date as reported on the National Quotation Bureau’s “Pink Sheets” was approximately $14,659,000.

At March 21, 2005, 21,933,400 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 9, 2005 are incorporated by reference into Part III.

ASCENDANT SOLUTIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

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

Background

Ascendant Solutions, Inc. (“Ascendant”, we also refer to Ascendant as “we,” “us,” or “the Company”) is a diversified financial services company which is seeking to, or has invested in or acquired healthcare, manufacturing, distribution or service companies. We also conduct various real estate activities, performing real estate advisory services for corporate clients, and, through an affiliate, purchase real estate assets, as a principal investor.

The following is a summary of our identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity
Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare products and services provided through retail pharmacies and infusion therapy centers, including specialty compounding pharmacy services

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc., ASE Investments Corporation, Fairways Frisco, L.P., VTE, L.P.	Corporate administration, principal real estate and investments not included in other segments

Through early 2001, the Company had been engaged in providing call center, order management and fulfillment services, portions of which were sold or otherwise wound down by July 1, 2001. From July 1, 2001 and continuing through December 31, 2002, the Company had no revenue producing contracts or operations. In December 2001, the Company revised its strategic direction to seek acquisition possibilities throughout the United States or enter into other business endeavors.

During 2002, we made our first investments, and we have continued to make additional investments and acquisitions throughout 2003 and 2004. A summary of our investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and infusion therapy centers	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	20%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	50%

These transactions and the business activity of our business segments are discussed in more detail below under “Description of Business Segments”. Also, certain of these transactions involved related parties or affiliates as more fully described in Note 18 of the Ascendant Consolidated Financial Statements.

Our future acquisition criteria may include, but not necessarily be limited to the following criteria:

•	Annual revenues of $5-50 million

•	Stable history of profitability and positive cash flow with minimum EBITDA of $1 million

•	Strong management team committed to the business

•	Leadership or proprietary position in either product line, technology, manufacturing, service offering or distribution

•	Opportunity to grow internally and/or through strategic add-on acquisitions

•	Diversified customer base and product line

•	Businesses, or situations, where we can most effectively deploy our net operating loss carryforwards

We will continue to look for acquisition opportunities, however, our current cash resources are limited and we will be required to expend significant executive time to assist the management of our recently acquired businesses. We will continue seeking to (1) most effectively deploy our remaining cash, debt capacity (if any) and (2) capitalize on the experience and contacts of our officers and directors.

We face all of the risks of a new business with limited capital, the special risks inherent in the acquisition, or involvement in each of our particular new business opportunities and the added risks associated with the management of diverse businesses.

In our continued acquisition efforts, we will not limit ourselves to a particular industry. Most likely, the target business will be primarily located in the United States, although we may acquire a target business with operations and/or locations outside the United States. In seeking a target business, we will consider, without limitation, businesses (i) that offer or provide services or develop, manufacture or distribute products in the United States or abroad; or (ii) that are engaged in wholesale or retail distribution among other potential target business opportunities and/or where our tax loss carryforwards can be utilized effectively. We may also co-invest in certain real estate transactions along with Fairways Equities, LLC or its principals.

We have acquired, and may acquire in the future, minority or other non-controlling investments in other companies or businesses. However, we do not intend to engage primarily in acquiring minority investments, as we prefer to control the businesses in which we invest. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of that Act. We do not believe we are an “investment company.” However, if in the future more than 40% of our assets are comprised of “investment securities” (which are basically, non-government securities other than securities of majority-owned and certain other controlled companies) we would, subject to certain transitional relief, be required to register as an investment company, which would involve our incurring significant registration and compliance costs under the Investment Company Act. We have obtained no formal determination nor have requested any ruling or interpretation from the Securities and Exchange Commission as to our status or potential status under the Investment Company Act of 1940. Any violation by us of the Investment Company Act, whether intentional or inadvertent, could subject us to material adverse consequences.

Description of Business Segments

Healthcare Segment

Dougherty’s Holdings, Inc.

Description of Acquisition

On March 24, 2004, we acquired, through a newly formed, wholly-owned subsidiary Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the Joint Plan and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy had been operating as a debtor in possession since December 2, 2002. The purchased assets included all of the cash and certain other assets of Park Pharmacy and all equity interests of the following entities (each directly or indirectly wholly-owned by Park Pharmacy): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

We acquired the Park Assets by investing, through DHI, an aggregate of approximately $1.5 million in cash, funded out of our working capital, and the assumption by DHI of approximately $6.3 million in debt associated with the Park Assets.

In connection with the acquisition of the Park Assets, DHI also entered into a new credit facility with Bank of Texas, the prior lender to Park Pharmacy Corporation. This new facility provides for three notes, aggregating approximately $5.5 million. Each note bears interest at six percent and matures in three years. Although DHI has committed to use commercially reasonable efforts to locate a replacement lender as soon as possible, DHI is obligated to make monthly payments (consisting of both interest and principal payments, as applicable) to the bank of approximately $56,000. The new credit facility is secured by substantially all of the assets of DHI, including the stock of its operating subsidiaries.

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

Description of Business

The map below shows the physical locations of the DHI operating locations in the State of Texas:

Dougherty’s Pharmacy

Dougherty’s Pharmacy is a turn-key multi-service pharmacy located in a highly prestigious area of Dallas. Centrally located, Dougherty’s continues to provide a level of service not provided by national pharmacy chain stores. We fulfill any prescription need, from the simplest to the most complex compounding prescriptions. Most national pharmacy chains do not provide complex pharmacy prescription services. We specialize in providing solutions for our customers’ pharmacy needs. The company’s long history began in 1929 and continues today as one of Dallas’s oldest, largest and best-known full-service pharmacies, which also include durable medical equipment and its home healthcare and other pharmacy services. We have a customer service oriented philosophy and typically do not attempt to compete solely based on price, as is the case with most of the national pharmacy chains.

Park Infusion Care

Park Infusion Care is a specialty pharmacy company which specializes in full service home infusion therapy. Park Infusion Care offers full nursing and pharmacy services for home infusion therapies. Park Infusion Care has three offices located in Dallas, Houston and San Antonio. Park Infusion Care’s business territory includes most of South, Central and East Texas. All three offices have infusion suites located in each office for the convenience of our clientele. The Dallas and San Antonio offices have been in business for over 10 years whereas the Houston office began operations in January 2003.

Park Infusion Care has contracts with most of the major insurance carriers in the Texas area including Aetna, Blue Cross Blue Shield, Humana, Medicare, Medicaid, Tricare and United Health Care. Park Infusion Care does primarily In-Network Care. The infusion therapies include antibiotics, total parenteral nutrition, intravenous immunoglobulin and other intravenous therapies. The primary business referral sources include case managers from hospitals, insurance carriers as well as doctors, home health agencies and nursing homes.

Medicine Man Pharmacies

Medicine Man Pharmacies operates three community pharmacies in a market south of Houston, Texas. Medicine Man Pharmacies started business in 1966, and it focuses on offering patient pharmacy care on a very personalized and individual basis. In addition to filling prescriptions, the Medicine Man Pharmacies also offer specialized Diabetic care departments; services in nutritional and homeopathic treatment, and carry an extensive line of vitamins. Two of the Medicine Man Pharmacies stores contain compounding labs to provide specialization in prescriptions for patients that have needs other than those readily available in manufactured versions. Like Dougherty’s Pharmacy, Medicine Man Pharmacies provide a high level of customer service and solutions for customer’s pharmacy needs that are typically absent in national pharmacy chain stores.

Real Estate Advisory Services Segment

CRESA Capital Markets Group, L.P.

In 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm. We own 80% of Capital Markets through our 80% ownership of ASE Investments Corporation (“ASE Investments”) and our 100 % ownership of Ascendant CRESA LLC, which is the 0.1% general partner in Capital Markets. ASE Investments owns 99.9% of Capital Markets. The remaining 20% of Capital Markets and ASE Investments is owned, directly or indirectly, by Brant Bryan, Cathy Sweeney and David Stringfield, who are principals in Capital Markets and shareholders in the Company. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. During the third quarter of 2003, Capital Markets received additional funding of $80,000 ($64,000 from us and $16,000 from the other limited partners) in the form of partner loans. These loans were repaid with interest during the fourth quarter of 2003 from the proceeds of approximately $425,000 in real estate advisory services earned by Capital Markets from the purchase and sale of a commercial office building.

Capital Markets provides real estate financial advisory services and strategic real estate advisory services to corporate clients on a fee basis. These services include, but are not limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Capital Markets is accounted for as a consolidated entity in our consolidated financial statements. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs seven people, including Jim Leslie and the three principals named above.

CRESA Partners of Orange County, L.P.

Description of Acquisition

Effective May 1, 2004, we acquired through ASDS of Orange County, Inc. (“ASDS”) all of the issued and outstanding stock of CRESA Partners of Orange County, Inc., a California corporation f/k/a The Staubach Company—West, Inc. (“CPOC”), pursuant to the Stock Purchase Agreement dated March 23, 2004 between Kevin Hayes, the sole stockholder of CPOC (the “Seller”), and ASDS for $6.9 million, plus closing costs. CPOC is located in Newport Beach, California and provides tenant representation services to commercial and industrial users of real estate, which include strategic real estate advisory services, lease management services, facility and site acquisition and disposition advice; design, construction and development consulting; and move coordination.

Pursuant to the terms of the Stock Purchase Agreement, the purchase price was paid pursuant to the terms of a $6.9 million promissory note (the “Acquisition Note”) payable to the Seller. The Acquisition Note is secured by a pledge of all of the personal property of CPOC which is subordinate to CPOC’s $800,000 bank credit line with Northern Trust Bank, bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum, with principal generally payable quarterly in arrears over a three year period from the excess cash flow of ASDS, as defined, and is guaranteed by the Company. The then outstanding principal balance of the Acquisition Note is payable in full on May 1, 2007. The purchase price is subject to adjustment downward (by an amount not to exceed $1.9 million) to reflect the operating results of CPOC during the four year period ending December 31, 2007 if CPOC’s revenues are less than an aggregate of $34.0 million during such period. The revenues through December 31, 2004 are described below.

Following the acquisition of CPOC, ASDS contributed the assets and liabilities of CPOC to CRESA Partners of Orange County, LP (the “Operating LP”) that is owned jointly by (i) CRESA Partners-Hayes, Inc., a California corporation f/k/a The Staubach Company of California, Inc. that is the general partner of the Operating LP (the “General Partner”), (ii) ASDS, a limited partner of the Operating LP, (iii) the Seller, a limited partner of the Operating LP, and (iv) a Delaware limited liability company controlled by the management and key employees of CPOC that is a limited partner of the Operating LP (the “MGMT LLC”). The General Partner is controlled by the management and key employees of CPOC. ASDS is entitled to receive 99% of the profits of the Operating LP until such time as ASDS has received cumulative distributions from the Operating LP equal to the Purchase Price plus a preferential return of approximately $1.7 million (total distributions equal to $8.6 million), at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to ASDS, 10% to the Seller and 0.1% to the General Partner. During the period from the acquisition date through December 31, 2004, ASDS received distributions of $211,000 from the Operating LP, which were used to pay interest on the Acquisition Note.

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

The results of operations of the Operating LP will be consolidated with ASDS and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that ASDS has received cumulative distributions equal to the Purchase Price plus a preferential return of approximately $1.7 million (total distributions of $8.6 million) . When and if the total distributions equal to $8.6 million are fully paid, our residual interest will become 10% and the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18, “Equity Method for Investments in Common Stock”. Accordingly, we would no longer consolidate the results of operations of the Operating LP and we would instead record our share of income from the Operating LP as “Investment Income” in our consolidated statement of operations.

Description of Business

CPOC provides performance based corporate real estate advisory services to corporate clients around the United States. CPOC specializes in reducing corporate costs through deployment of seasoned professionals with proven expertise in a broad range of integrated real estate services. CPOC provides real estate services such as:

Strategic Planning—includes defining corporate goals, analysis of market and trends, demographic and labor studies, operating expense audits and formulation of strategic options

Tenant Representation—management of tenant lease acquisitions and renewals, building purchases, and negotiations on behalf of tenant clients

Business and Economic Incentives—includes identification of incentive opportunities, cost/benefit analysis, negotiation of incentives, documentation and implementation of incentive strategies and ongoing administration of incentive packages

Compliance Audits—operating expense and lease compliance audits designed to minimize tenant costs that are not in compliance with negotiated lease terms

Project Management—management of various projects including building evaluation, space use plans, architect selection, development management and cost forecasts

Financing & Capital Markets—advisory services related to sale/leaseback transactions, purchase financing, real estate debt restructuring and real estate debt sourcing

Lease Portfolio Management— provides systems to manage client lease transactions and real estate portfolios including information tracking, workflow management, document management and portfolio reporting

CPOC competes on a local and national level with other real estate services firms that provide similar services, including Trammell Crow, Cushman & Wakefield, CB Richard Ellis, Voit Commercial, Grubb & Ellis and Lee & Associates.

The table below summarizes CPOC’s transaction activity for the period from the date of acquisition to December 31, 2004, from which we generated revenues of approximately $8,858,000:

	No. of Transactions	Approximate Transaction Value
Lease transactions	200	$335 million
Real estate sales transactions	7	$25 million
Project management transactions	60	$45 million

Corporate and Other Segment

Our Corporate and Other Segment includes our corporate and administrative activities as well as other investments that are not included in the Healthcare or Real estate advisory services segments. Our corporate and administrative activities include finance and accounting, insurance and risk management, review of investment opportunities, legal and other advisory services to our subsidiaries and affiliates. We receive a management fee from certain of our subsidiaries in exchange for these services. During the year ended December 31, 2004, we received approximately $75,000 of management fees, which have been eliminated in the consolidated financial statements contained herein. We also receive periodic dividends from one of our subsidiaries, which amounted to $86,000 in 2004 and which have also been eliminated in consolidation.

Other investments which are not included in the Healthcare or Real estate advisory services segments are described below.

Ampco Partners, Ltd.

In 2002, we invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. We receive quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense, or EBITDA. Our investment in Ampco is accounted for under the equity method. We recognize our proportionate share of Ampco’s net income, as “investment income” in the consolidated statements of operations. Distributions received that exceed our 10% interest in Ampco’s net income are accounted for as return of capital and reduction in our investment in Ampco. Our distributions from Ampco for the years ending December 31 are as follows, and management is not aware of any factors that would materially change such distributions going forward:

	2004	2003	2002
Investment Income	$82,000	$66,000	$19,000
Return of capital	29,000	46,000	69,000

Total distributions	$111,000	$112,000	$88,000

VTE, L.P.

On August 1, 2002, we formed a wholly owned subsidiary, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets (primarily software) of Venue Ticket Exchange, Inc. During 2002 and 2003, we made an investment of $150,000 representing an ownership interest of 23.3% in VTE. VTE generated no revenues during 2002 and 2003, and is accounted for as a consolidated entity in our consolidated financial statements. At year-end 2003, management evaluated, and completely wrote off, the carrying value of VTE’s investment in its computer software and hardware. VTE is no longer in business and management has no plans to further pursue this investment. Please see Notes 1 and 2 in the Ascendant Consolidated Financial Statements contained herein.

Fairways Equities, LLC

During the fourth quarter of 2003, we entered into a participation agreement (the “Participation Agreement”) with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and Brant Bryan, Cathy Sweeney and David Stringfield who are principals of Capital Markets and shareholders of the Company (“Fairways Members”), pursuant to which we will receive up to 20% of the profits realized by Fairways in connection with all real estate acquisitions made by Fairways. Additionally, we will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways, through our 80% owned subsidiary, ASE Investments. Our profit participation with Fairways is subject to modification or termination by Fairways at the end of 2005 in the event that the aggregate level of cash flow (as defined in the Participation

Agreement) generated by our acquired operating entities has not reached $2 million for the twelve months ended December 31, 2005. We are unable to determine what real estate Fairways, may acquire or the cost, type, location, or other specifics about such real estate. There can be no assurances that we will be able to generate the required cash flow to continue in the Participation Agreement after 2005, or that Fairways will be able to acquire additional real estate assets, that we will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments. We do not have an investment in Fairways, but rather a profits interest through our Participation Agreement.

During December 2003, we made a capital contribution of $145,000 to Fairways 03 New Jersey, LP which, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building. In December 2003, subsequent to the closing of this transaction, our capital contribution of $145,000 was distributed back to us. Based upon the terms of the current lease which expires in 2015 and the secured loans incurred by the partnership to fund the acquisition, which bear interest at LIBOR plus 1.75% to 2.25% and mature in 12 to 24 months, we expect to receive approximately $210,000 per year from our share of the net rental payments, after debt service, from the partnership. These proceeds will vary if the lease is modified or terminated, if the terms of the loans are modified or if there is a default by the tenant. As further discussed in Note 20 of the Ascendant Consolidated Financial Statements contained herein, the Company agreed to indemnify the other partners of Fairways 03 New Jersey, LP (who are also the Fairways Members) for our 20% pro rata partnership interest of a guarantee of bank indebtedness which the partners provided to a bank. The limit of our indemnification under this agreement is $520,000.

In April 2004, we invested approximately $97,000 through ASE Investments for a 24.75% interest in Fairways 36864, LP, (whose other partners also included the Fairways Members) that participated in the development of and leaseback of single tenant commercial properties. In August and October 2004 these properties were sold and we recognized investment income of $84,000 in addition to the return of our original investment of $97,000.

Fairways Frisco Partnerships

On December 31, 2004, we acquired certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (the “Properties”) in the 150 acre Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to a Master Agreement Regarding Frisco Square Partnerships, dated December 31, 2004 (the “Master Agreement”). Frisco Square is planned to include approximately 4.4 million developed square feet, including retail, offices, multi-family and municipal space. The development was designed by an architect, David M. Schwarz, whose work includes the American Airlines Center in Dallas, The Ballpark in Arlington, and the Bass Performance Hall in Ft. Worth. The table below summarizes the indirect interests acquired by the Company on December 31, 2004:

Frisco Square Partnerships	Effective Indirect Interest Owned	Property Description
Frisco Square B1-6 F1-11, Ltd.	50% Partner (1)	Approximately 171,000 Sq Ft residential/retail space
Frisco Square B1-7 F1-10, Ltd.	50% Partner (1)	Approximately 65,000 Sq Ft commercial/residential/retail space
Frisco Square Properties, Ltd.	50% Partner (1)	Approximately 2.3 acres of land
Frisco Square, Ltd.	Option to become 50% Partner (2)	Approximately 52 acres of land

(1)	Represents a 49.5% limited partner interest in such partnership held by Fairways Frisco L.P., an entity of which Ascendant is a limited partner, and a 0.5% indirect general partner interest held by Fairways Frisco as the owner of 100% of the membership interests of one of such partnership’s general partners.

(2)	Represents the right to acquire a 50% partnership interest, sharing ratio and interest in Frisco Square, Ltd.

The parties to the Master Agreement are the Fairways Group, the Frisco Square Partnerships, Cole and Mary Pat McDowell, and the remainder of the Five Star Group which is Five Star Development Co., Inc., a Texas corporation, CMP Management, LLC, a Texas limited liability company, and CMP Family Limited Partnership, a Texas limited partnership. “Frisco Square Partnerships” is a group of entities comprised of Frisco Square, Ltd. (“FSLTD”), Frisco Square B1-6 F1-11, Ltd., a Texas limited partnership, Frisco Square B1-7 F1-10, Ltd., a Texas limited partnership, and Frisco Square Properties, Ltd., a Texas limited partnership. “Fairways Group” is a group of entities comprised of Fairways Frisco, Fairways B1-6 F1-11, LLC, a Texas limited liability company, Fairways B1-7 F1-10, LLC, a Texas limited liability company, and Fairways FS Properties, LLC, a Texas limited liability company.

The Company made its investment of $154,000 at December 31, 2004, as a limited partner of Fairways Frisco L.P. (“Fairways Frisco”), which is a 49.5% limited partner in each of the Frisco Square Partnerships other than FSLTD. Fairways Frisco holds the remaining 0.5% interest through its ownership of 100% of the membership interests of other entities in the Fairways Group that are co-general partners of the Frisco Square Partnerships. Fairways Equities, LLC, an entity controlled by the Fairways Members, is the sole general partner of Fairways Frisco and holds a 0.1% general partner interest in Fairways Frisco. The Frisco Square Partnerships were all originally formed and owned 100% by Cole McDowell and Mary Pat McDowell or their affiliates (collectively, the “Five Star Group”).

The following is a chart of the legal entities in the transactions described herein:

Pursuant to the Master Agreement, Fairways Frisco has agreed to make capital contributions to the various Frisco Square Partnerships in the aggregate amount of up to $6,280,000. Such amounts are to be used to pay the expenses of the development of the Properties, together with repayments of portions of loans and the payment of fees to the Five Star Group. The members of the Five Star Group will not be required to make additional capital contributions to the Frisco Square Partnerships, provided, the liabilities of the Frisco Square Partnerships disclosed to the Company by the Five Star Group are not exceeded by more than $200,000. Pursuant to the terms of the Master Agreement, Fairways Frisco has the right to notify the Five Star Group of these liabilities and request that Five Star Group satisfy or otherwise extinguish the liabilities. If Five Star Group is unable to do so, Fairways Frisco has the ability to exercise its right to purchase the remaining 50% of the partnership interests in the Frisco Square Partnerships for $ 100, as provided for in the Master Agreement. As of March 21, 2005, the Fairways Group believes that such unrecorded liabilities do exist, but it has not determined the final amount of such liabilities. Upon determination of the amount of these liabilities, the Fairways Group intends to notify the Five Star Group for payment of the liabilities as outlined above.

Under the Master Agreement, if the Frisco Square Partnerships generate distributable cash flow, the first $1 million in aggregate shall be distributed to the Fairways Group and the second $2.5 million in aggregate shall be distributed to the Five Star Group. Thereafter, the distributions of cash flow are to be made according to the respective partnership interests. There can be no assurances that the Frisco Square Partnerships will be able to generate the required cash flow to make the distributions described above.

Certain members of the Five Star Group are the managing partners of the Frisco Square Partnerships, provided, however, certain members of the Fairways Group have been added as co-general partners (“Co-General Partner”), each of which shall have approval rights with respect to designated partnership activities for the Frisco Square Partnerships. The Co-General Partners are primarily responsible, with no obligation to expend any of their own funds, to determine and negotiate alternative sources of financing for the Frisco Square Partnerships.

If at any time after December 31, 2005, any entity that is in the Five Star Group or the Fairways Group desires to sell its partnership interests in the Frisco Square Partnerships, a buy/sell agreement is set forth in the Master Agreement which could require the other partners to buy such interests or sell their own. Notwithstanding the above, Fairways Frisco may transfer its interest in the Frisco Square Partnerships to any person controlled or managed by Mr. Leslie.

The Master Agreement provides Fairways Frisco an option to acquire a 50% partnership interest, sharing ratio and interest in FSLTD. Fairways Frisco paid $273,152 to FSLTD for this option in January 2005. The Option held by Fairways Frisco shall only be exercisable if the outstanding debt of FSLTD to CoServe Denton Realty Partners is refinanced before June 30, 2005 on reasonable and market terms. Fairways Frisco is currently negotiating with a lender to refinance the FSLTD debt, however, there can be no assurances that the refinancing will be successful or that it will be on reasonable and market terms. The outstanding amount of this debt on December 31, 2004 was $21.8 Million. Fairways Frisco is authorized to negotiate with the existing lender and other potential lenders with respect to such financing subject to FSLTD’s consent which consent must be given if the specified parameters for such refinancing are met. Fairways Frisco has also been granted approval rights with respect to designated partnership activities for FSLTD.

The interests in the Frisco Square Partnerships were acquired by the Company or the Fairways Group from the Frisco Square Partnerships and the Five Star Group. The Company has no other material relationship with the Partnerships or the members of the Five Star Group.

Subsequent to December 31, 2004, Fairways Equities, LLC, as the general partner of Fairways Frisco, sold additional limited partnership interests in Fairways Frisco. The proceeds from the sale of these limited partnership interests are intended to be used for the purpose of making additional capital contributions to the Frisco Square Partnerships (as required by the Master Agreement further described herein). The following is a summary of the partnership interests in Fairways Frisco based on actual cash investments and subscriptions received as of March 21, 2005:

	Cash Investment	Partnership % Owned	Investment Subscription	Partnership % Owned
Ascendant Solutions, Inc.	$750,000	16.4%	$1,000,000	16.3%
Fairways Equities, LLC (1)	1,136,000	24.8%	1,325,000	21.5%
CLB Partners (2)	250,000	5.5%	500,000	8.1%
Other non-affiliated accredited investors	2,448,000	53.4%	3,325,000	54.1%

Total capital contributions	$4,584,000	100.0%	$6,150,000	100.0%

(1)—Fairways Equities, LLC is the general partner of Fairways Frisco and the members of Fairways Equities, LLC, individually or through their affiliates, are limited partners

(2)—CLB Partners is a shareholder of the Company and one of its partners and co-founders, Mr. Will Cureton is a member of the Company’s Board of Directors.

The remaining unfunded subscription amount of $1,566,000 is due to Fairways Frisco on or before April 22, 2005.

Employees

We had the following full time and part-time employees as of December 31, 2004:

Business Segment	Employees
Healthcare	160
Real estate advisory services	33
Corporate and other	3

Total Employees	196

In addition to our own employees, we use from time to time, and are dependent upon, various outside consultants or contractors to perform various support services including, legal and accounting.

Available Information

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the United States Securities and Exchange Commission. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available on our website (www.ascendantsolutions.com), free of charge, as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. These filings are also available on the Securities and Exchange Commission’s web site at www.sec.gov. In addition, you may read and copy any documents we file at the Securities and Exchange Commission’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the regional offices of the Securities and Exchange Commission located at 233 Broadway, New York, New York 10279, and at 175 West Jackson Blvd., Suite 900, Chicago, Illinois 60604. You may obtain information on the operation of the Securities and Exchange Commission’s public reference room in Washington, D.C. by calling the Securities and Exchange Commission at 1-800-SEC-0330.

ITEM 2.    PROPERTIES

The physical properties used by the Company and its significant business segments are summarized below:

Business Segment	Property Type	Owned/ Leased	Approximate Sq Ft.
Healthcare	Corporate offices, retail pharmacies and infusion therapy centers	Leased	41,095
Real estate advisory services	Corporate offices	Leased	25,660
Corporate and other	Corporate offices	Leased	1,350

We sublet our office space from JamJen, Inc., an entity controlled by Jim Leslie, our Chairman. Jim Leslie controls, and Will Cureton, one of our directors, is indirectly a limited partner in the entity that owns the building in which the office space is leased by JamJen. We currently pay monthly rent of approximately $1,800. Capital Markets also shares the space and pays monthly rent to JamJen and another entity controlled by two of the Fairways Members of approximately $3,100. In connection with our sharing of office space with JamJen, we incur certain shared costs with JamJen, which gives rise to reimbursements from us to JamJen. These costs were approximately $22,800 and $3,400 in 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, we paid approximately $26,100 and $21,400 in rent, respectively, and Capital Markets paid approximately $41,100 and $23,600 in rent, respectively. We have not entered into a lease with JamJen, but rather are renting our office space on a month-to-month basis. We believe that such arrangement has been on terms no less favorable to us than could have been obtained in a transaction with an independent third party.

In addition, we have other relationships or transactions with other related parties or affiliates of ours. Please see Note 18 to the Ascendant Consolidated Financial Statements contained herein.

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, we filed our opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On September 8, 2004, the Fifth Circuit granted plaintiffs’ petition for permission to appeal the denial of class certification. Briefing on the appeal is complete but the Fifth Circuit has not yet ruled on plaintiff’s appeal.

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

On May 5, 2003, Hometown Wholesale Furniture Club, Inc. and Jeff Cordes, its founder, filed a lawsuit in the 191st Judicial District Court of Dallas County, Texas against ADA Wholesale Furniture Club, Inc. and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. On June 27, 2003, they added us to the lawsuit. On June 6, 2003, J.D. Davis, individually and d/b/a ADA Wholesale Furniture Club filed a lawsuit in the District Court of Gregg County, Texas against us, David Bowe and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. The Gregg County case was dismissed with prejudice on October 7, 2004 and the Dallas County case was dismissed with prejudice on October 11, 2004. In connection with the dismissals, a settlement agreement was reached among the parties pursuant to which we were released from all claims.

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

Mr. Millard filed a Chapter 13 bankruptcy case in Dallas, Texas on August 15, 2003. Millard’s Chapter 13 bankruptcy case was converted to a Chapter 7 liquidation bankruptcy case on December 20, 2004. Upon the conversion of the bankruptcy case, Daniel J. Sherman was appointed Chapter 7 Trustee. The Trustee now owns and controls the claims asserted in the Millard Action. We have been negotiating with the Trustee concerning a possible settlement of the case. As of the date of this report, no resolution has yet been reached.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material affect these matters will have on our future financial position and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices; Record Holders and Dividends

Our stock is quoted and traded on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) securities. An OTC security is not listed or traded on NASDAQ or a national securities exchange, and NASDAQ has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires us to remain current in our periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, delisting adversely affects the ability or willingness of investors to purchase our common stock, which, in turn, severely affects the market liquidity of our securities.

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

	High	Low
Fiscal year 2003:
First quarter*	$0.45	$0.32
Second quarter*	0.42	0.26
Third quarter*	0.51	0.23
Fourth quarter*	0.45	0.22
Fiscal year 2004:
First quarter*	$1.95	$0.30
Second quarter*	1.70	0.71
Third quarter*	1.65	0.85
Fourth quarter*	1.35	0.75

*	These quotations represent high and low bid prices for our stock as reported by the OTCBB and Pink Sheets.

On March 21, 2005, the last reported sale price of our common stock on the OTCBB was $1.39 per share.

At March 21, 2005, there were approximately 3,100 registered and beneficial holders of record of our common stock.

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

I TEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to such statements and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 17 of this Annual Report on Form 10-K, including the discussion therein of changes in our business under “Overview.” The consolidated statements of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements.

	Years Ended December 31, (in thousands)
	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenues	$39,291	$505	$—	$2,284	$8,405
Cost of revenues	25,055	—	—	2,242	5,279

Gross profit	14,236	505	—	42	3,126

Operating expenses:
Selling, general and administrative expenses	13,112	1,540	998	10,068	18,835
Restructuring costs	—	112	—	5,892	2,460
Depreciation and amortization	494	63	18	2,158	2,473

Total operating expenses	13,606	1,715	1,016	18,118	23,768

Operating income (loss)	630	(1,210)	(1,016)	(18,076)	(20,642)
Gain (loss) on disposal of assets	(32)	—	1	95	(481)
Investment income	393	85	19	—	—
Interest income (expense), net	(520)	30	59	364	1,589
Limited partner interest in net (income) losses	(56)	277	209	—	—
State income tax provision	(166)	—	—	—	—

Net income (loss)	$249	$(818)	$(728)	$(17,617)	$(19,534)

Net income (loss) attributable to common shareholders	$249	$(818)	$(728)	$(17,617)	$(19,534)

Basic net income (loss) per share	$0.01	$(0.04)	$(0.03)	$(0.83)	$(0.92)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.03)	$(0.83)	$(0.92)

Weighted average shareshares used in computing net income (loss) per share:
Basic	21,804	21,557	21,231	21,231	21,173

Diluted	22,389	21,557	21,231	21,231	21,173

	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$1,868	$2,006	$2,950	$4,204	$16,837
Working capital	6,196	2,120	3,063	4,000	15,139
Total assets	20,753	2,841	3,673	4,361	25,482
Long-term debt (including current maturities)	12,616	—	—	—	680
Stockholders’ equity	2,879	2,523	3,306	4,011	21,628

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our company has undergone a series of fundamental changes in the past 3 years, and as a result, our management believes that year-to-year comparisons of our past results are not meaningful as a basis for evaluating our future prospects.

Through early 2001, we had been engaged in providing call center, order management and fulfillment services, portions of which were sold or wound down by July 2001. From July 1, 2001 and continuing through December 31, 2002, we had no revenue producing contracts or operations. We reevaluated our business model, and starting in 2002, we began to seek acquisition opportunities throughout the United States or other business investment opportunities. During 2002 – 2004, we made investments and/or acquisitions, which are more fully described herein in Item 1, Business of Part 1 and in the Notes to the Ascendant Consolidated Financial Statements also included herein.

There is no assurance that we will be able to successfully operate these acquired businesses or that we will be able to successfully acquire or develop continue to add one or more additional business enterprises in the future.

We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

•	the matters discussed under the section titled “Risks Related to our Business” and “Risks Specific to Operating Subsidiaries” below;

•	our ability to profitably operate our recent acquisitions of the Park Assets and CPOC and to pay the principal and interest on the significant debt incurred to make these acquisitions;

•	our success with the investments in, and operations of, Ampco, Capital Markets, Frisco Square Partnerships and our participation in other Fairways transactions;

•	our ability to successfully defend outstanding litigation;

•	fluctuations in general interest rates;

•	the availability and cost of capital to us;

•	the existence and amount of unforeseen acquisition costs; and

•	our ability to locate and successfully acquire or develop one or more additional business enterprises.

Key measures used by the Company’s management to evaluate business segment performance include revenue, cost of sales, gross profit, investment income and EBITDA. EBITDA is calculated as net income before deducting interest, taxes, depreciation and amortization. Although EBITDA is not a measure of actual cash flow because it does not consider changes in assets and liabilities that may impact cash balances, the Company believes it is a useful metric to evaluate operating performance and has therefore included such measures in the discussion of operating results below.

Results of Operations

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003 (000’s omitted except percent change amounts).

	2004	2003	Dollar Change	Percent Change
Revenue
Healthcare	$29,532	$—	$29,532	n/a
Real estate advisory services	9,759	505	9,254	1832.5%
Corporate and other	—	—	—	n/a

	$39,291	$505	$38,786	7680.4%
Cost of Sales
Healthcare	$19,667	$—	$19,667	n/a
Real estate advisory services	5,388	—	5,388	n/a
Corporate and other	—	—	—	n/a

	$25,055	$—	$25,055	n/a
Operating Expenses
Healthcare	$9,869	$—	$9,869	n/a
Real estate advisory services	2,479	506	1,973	389.9%
Corporate and other	1,258	1,209	49	4.1%

	$13,606	$1,715	$11,891	693.4%
Depreciation and Amortization
Healthcare	$272	$—	$272	n/a
Real estate advisory services	215	2	213	10650.0%
Corporate and other	7	61	(54)	-88.5%

	$494	$63	$431	684.1%
Investment Income
Healthcare	$19	$—	$19	n/a
Real estate advisory services	—	—	—	n/a
Corporate and other	374	85	289	340.0%

	$393	$85	$308	362.4%
Interest Income (Expense), Net
Healthcare	$(297)	$—	$(297)	n/a
Real estate advisory services	(247)	(3)	(244)	8133.3%
Corporate and other	24	33	(9)	-27.3%

	$(520)	$30	$(550)	-1833.3%
Earnings Before Interest, Taxes, Depreciation and Amortization
Healthcare	$270	$—	$270	n/a
Real estate advisory services	2,063	2	2,061	103050.0%
Corporate and other	(904)	(787)	(117)	14.9%

	$1,429	$(785)	$2,214	-282.0%
A reconciliation of our segment’s EBITDA to consolidated net income is as follows:
Segment EBITDA:
Healthcare	$270	$—
Real estate advisory services	2,063	2
Corporate and other	(904)	(787)

	$1,429	$(785)
Less:
Interest expense	520	(30)
Taxes	166	—
Depreciation & amortization	494	63

Net Income	$249	$(818)

Healthcare

Revenue

Revenue increased $29,532,000 during the year ended December 31, 2004. The increase over 2003 revenue is due primarily to the inclusion of DHI’s revenue since March 25, 2004.

Cost of Sales

Cost of sales was $19,667,000 for the year ended December 31, 2004, representing 66.6% of revenue. Cost of sales includes all direct costs related to the sale of products in pharmacies and the personnel and drug costs related to infusion therapy services provided to patients. The increase of $19,667,000 in cost of sales for the year ended December 31, 2004 is due primarily to the inclusion of DHI’s cost of sales since March 25, 2004.

Operating Expenses

Operating Expenses increased $9,869,000 for the year ended December 31, 2004. This increase is comprised of an increase of $9,597,000 in selling, general and administrative expenses and an increase of $272,000 in depreciation and amortization. Depreciation and amortization includes $136,000 of amortization for intangible assets recorded in connection with the acquisition of the Park Assets (See Note 7 of the Ascendant Consolidated Financial Statements). The increase in operating expenses is due primarily to the inclusion of DHI’s operating expenses, including amortization of Patient Prescriptions, since March 25, 2004.

Investment Income

Investment income increased $19,000 for the year ended December 31, 2004 due to the inclusion of DHI’s results since March 25, 2004.

Interest Income (Expense), Net

Interest expense, net is comprised of interest expense related to the debt assumed as part of the acquisition of the Park Assets by DHI. Interest expense, net was $297,000 for the year ended December 31, 2004. For the year ended December 31, 2004, interest expense, net increased $297,000 due to inclusion of the DHI results since March 25,2004.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA was $270,000 for the year ended December 31, 2004, representing an increase of $270,000 over 2003 results. This increase is due to inclusion of the results of operations of DHI since March 25, 2004. See Note 21 of the Ascendant Consolidated Financial Statements for a reconciliation of EBITDA to consolidated net income.

Real estate advisory services

Revenue

Revenue increased $9,254,000 from $ 505,000 to $9,759,000 during the year ended December 31, 2004. The following are included in real estate advisory services revenue (i) fee revenue earned by CPOC of $8,858,000 and (ii) fee revenue earned by CRESA Capital Markets of $901,000. The increase over 2003 revenue is due primarily to the inclusion of CPOC’s revenue since May 1, 2004.

Cost of Revenue

Cost of revenue was $5,388,000 for the year ended December 31, 2004, representing 55.2% of revenue. Cost of revenue includes all direct costs, including broker commissions, incurred in connection with a real estate advisory transaction. The increase of $5,388,000 in cost of revenue for the year ended December 31, 2004 is due primarily to the inclusion of CPOC’s cost of revenue since May 1, 2004.

Operating Expenses

Operating Expenses increased $1,973,000 from $506,000 to $2,479,000 for the year ended December 31, 2004. This increase includes an increase of $118,000 in selling, general and administrative expenses at Capital Markets due to increased payroll expenses from the addition of professional staff. The increase also includes an increase of $111,000 for depreciation expense at CPOC. The remaining increase in operating expenses is due to the inclusion of CPOC’s selling, general and administrative expenses since May 1, 2004 and increases in staff payroll for CRESA Capital Markets.

Interest Income (Expense), Net

Interest expense, net is comprised of interest expense related to the debt assumed as part of the CPOC acquisition. Interest expense, net was $247,000 for the year ended December 31, 2004. For the year ended December 31, 2004, interest expense, net increased $244,000 due to interest expense of $211,000 on the acquisition note payable to Kevin Hayes and interest expense of $33,000 on other debt assumed in the acquisition of CPOC.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA was $2, 063,000 for the year ended December 31, 2004, representing an increase of $2,061,000 over 2003 results. This increase is due to an increase in EBITDA of $2,011,000 from the acquisition of CPOC from May 1, 2004, and an increase in EBITDA of $50,000 from CRESA Capital Markets and ASE Investments resulting from increased capital markets advisory services and gain on sale of investments. See Note 21 of the Ascendant Consolidated Financial Statements for a reconciliation of EBITDA to consolidated net income.

Corporate and other

Operating Expenses

Operating expenses for the year ended December 31, 2004 were $1,258,000, or an increase of $49,000 over the year ended December 31, 2003. The increase is primarily a result of increased costs for legal, accounting, insurance and salaries due to the additional business activity generated by our acquisitions of the Park Assets and CPOC. Operating expenses of $1,258,000 includes payroll and benefits of $327,000; legal expense of $241,000; insurance expense of $ 182,000; audit and accounting expense of $170,000; SEC, transfer agent and other professional fees of $120,000; non-cash stock compensation expense of $40,000; and other selling, general and administrative expenses of $178,000.

Investment Income

Investment income increased $289,000 to $374,000 during the year ended December 31, 2004. The increase is a result of income received from our investment in Fairways 03 New Jersey LP of $208,000 during the year ended December 31, 2004. Investment income also includes $82,000 of income recorded from our pro rata share of Ampco’s earnings for the year ended December 31, 2004. Investment income also increased $84,000 for the year ended December 31, 2004 due to a gain on the sale of two single tenant commercial properties in which we had an investment through ASE Investments. See Item I, “Business” of Part I for more information.

Interest Income (Expense), Net

Interest income (expense), net decreased from $33,000 to $24,000 during the year ended December 31, 2004 due to decreased interest earned on lower excess cash balances as compared to the year ended December 31, 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA decreased from a loss of $787,000 for the year ended December 31, 2003 to a loss of $904,000 for the year ended December 31, 2004. This decrease is a result of the increase in operating expenses discussed above. See Note 21 of the Ascendant Consolidated Financial Statements for a reconciliation of EBITDA to consolidated net income.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002 (000’s omitted except percent change amounts).

	2003	2002	Dollar Change	Percent Change
Revenue
Healthcare	$—	$—	$—	n/a
Real estate advisory services	505	—	505	n/a
Corporate and other	—	—	—	n/a

	$505	$—	$505	n/a
Cost of Sales
Healthcare	$—	$—	$—	n/a
Real estate advisory services	—	—	—	n/a
Corporate and other	—	—	—	n/a

	$—	$—	$—	n/a
Operating Expenses
Healthcare	$—	$—	$—	n/a
Real estate advisory services	506	59	448	759.3%
Corporate and other	1,209	939	269	28.6%

	$1,715	$998	$717	71.8%
Depreciation and Amortization
Healthcare	$—	$—	$—	n/a
Real estate advisory services	2	—	2	n/a
Corporate and other	61	18	43	238.9%

	$63	$18	$45	250.0%
Investment Income
Healthcare	$—	$—	$—	n/a
Real estate advisory services	—	—	—	n/a
Corporate and other	85	19	66	347.4%

	$85	$19	$66	347.4%
Interest Income (Expense), Net
Healthcare	$—	$—	$—	n/a
Real estate advisory services	(3)	—	(3)	n/a
Corporate and other	33	59	(26)	-44.1%

	$30	$59	$(29)	-49.2%

Limited Partner Interest in Net Losses of Partnerships	$277	$209	$68	32.5%

Earnings Before Interest, Taxes, Depreciation and Amortization
Healthcare	$—	$—	$—	n/a
Real estate advisory services	2	—	(11)	n/a
Corporate and other	(787)	(769)	(5)	0.7%

	$(785)	$(769)	$(16)	2.1%
A reconciliation of our segment’s EBITDA to consolidated net income is as follows:
Segment EBITDA:
Healthcare	$—	$—
Real estate advisory services	2	—
Corporate and other	(787)	(769)

	$(785)	$(769)
Less:
Interest income	(30)	(59)
Taxes	—	—
Depreciation & amortization	63	18

Net Income	$(818)	$(728)

Revenue

Capital Markets earned net real estate advisory service fees of approximately $505,000 in 2003 compared with no comparable service fees in 2002. Of the approximate $505,000 earned in 2003, approximately $425,000 (or approximately 84% of revenues) came from one advisory fee related to the sale/leaseback of an office building. We did not recognize revenues from any of our other businesses during 2002 or 2003. Because Capital Market’s revenues depend in large part on transaction-related fees and VTE was in the early stages of attempting to roll out its product, we were not able to predict the level of our revenues from these businesses during 2004. Regardless of the results of these and our other businesses, the acquisition of Park Assets and CPOC in 2004 resulted in a significant increase in our total revenues during 2004.

Cost of Sales

The direct costs associated with the $505,000 earned in 2003 were determined by the Company to be inconsequential and as such no direct costs are provided for in the consolidated statements of operations.

Operating Expenses

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses increased approximately $542,000 or 54% to approximately $1.5 million for the year ended December 31, 2003 from approximately $998,000 for the year ended December 31, 2002. Capital Markets selling, general and administrative expenses increased approximately $446,000 from approximately $58,000 in 2002 to approximately $506,000 in 2003 reflecting the first full year of real estate advisory service operations. VTE’s selling, general and administrative expenses decreased approximately $36,000 from approximately $245,000 in 2002 to approximately $209,000, reflecting primarily a reduced level of expensed software development costs in 2003. Other selling, general and administrative expenses increased approximately $130,000 from approximately $695,000 in 2002 to approximately $825,000 in 2003 reflecting increased expenses associated with potential acquisition and business development efforts. One of our largest expense categories has been, and will continue to be, costs associated with being a public company, which include, but are not limited to, increased insurance, legal and accounting expenses. In addition, we continue to incur expenses in connection with investigating potential acquisitions and meeting general corporate overhead expenses, including the payment of salaries. The acquisition of the Park Assets and CPOC in 2004 resulted in a significant increase in our consolidated selling, general and administrative expenses in 2004.

Impairment Charges

At year-end 2003, management evaluated, and wrote down, the carrying value of VTE’s investment in its computer software and hardware, resulting in an impairment charge of $112,000. Please see Note 2 in the consolidated financial statements contained herein.

Depreciation and Amortization

Consolidated depreciation and amortization expense, which reflects amortization of VTE’s capitalized software costs, increased approximately $45,000 for the year ended December 31, 2003 from approximately $18,000 in 2002 to approximately $63,000 in 2003 reflecting a full year of VTE’s operations. The acquisition of the Park Assets in March 2004 and the CPOC acquisition in April 2004 resulted in a significant increase in our consolidated depreciation and amortization expense in 2004.

Investment income

Investment income, which principally comprises our pro rata share of Ampco’s earnings increased $66,000 from approximately $19,000 in 2002 to approximately $85,000 in 2003 reflecting primarily a full year holding period in 2003 compared with a partial year holding period in 2002.

Interest income (expense), net

Interest income, net decreased approximately $29,000 from approximately $59,000 in 2002 to approximately $30,000 in 2003 reflecting an overall reduction in idle cash investments combined with the overall reduction in interest rates. In March 2004, we used approximately $1.5 million of our cash and assumed approximately $6.3 million of debt in order to acquire the Park Assets. In April 2004, we incurred approximately $6.9 million in debt to acquire CPOC. Thus, we experienced a significant increase in net interest expense during 2004.

Limited partner interest in net losses of partnerships

Limited partner interest in net losses of partnerships increased $68,000 to approximately $277,000 in the year ended December 31, 2003 from approximately $209,000 for the year ended December 31, 2002. This increase was primarily due to experiencing a full year of losses at VTE during 2003 versus a partial year during 2002.

Liquidity and Capital Resources

As of December 31, 2004, we had working capital of approximately $6.2 million as compared to approximately $2.1 million at December 31, 2003. The increase primarily reflected, in part, the acquisitions of the Park Assets and CPOC offset by the costs necessary to be a public company, including, but not limited to, increased insurance, legal and accounting expenses.

As of December 31, 2004, we had cash and cash equivalents of approximately $1.9 million. During 2004, we closed the acquisition of the Park Assets which was funded with approximately $1.5 million in cash and approximately $6.3 million of debt assumed by a subsidiary, and we acquired CPOC, which was funded with approximately $6.9 million in subsidiary borrowings.

Our future capital needs are uncertain. Although management projects positive cash flow after debt service based on anticipated operations of our recently acquired, or to be acquired businesses, there can be no assurances that this will occur. If the Company does not generate the necessary cash flow, the Company will need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

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

ASDS of Orange County, Inc.

As more fully described in Item 1 of this Annual Report on Form 10-K and in Note 2 of the Ascendant Consolidated Financial Statements contained herein, effective May 1, 2004, we acquired through ASDS all of the issued and outstanding stock of CPOC, pursuant to the Stock Purchase Agreement dated March 23, 2004 between the Seller and ASDS for $6.9 million, plus closing costs. The purchase price was paid pursuant to the terms of the Acquisition Note. The Acquisition Note is secured by a pledge of all of the assets of CPOC, bears interest at the prime rate plus 0.50% per annum, payable over a three year period from the excess cash flow of ASDS, as defined, and is guaranteed by the Company. The then outstanding principal balance of the Acquisition Note is payable in full on May 1, 2007. The purchase price and the Acquisition Note are subject to adjustment downward (by an amount not to exceed $1.9 million) to reflect the operating results of CPOC during the four year period ending December 31, 2007 (if CPOC’s revenues are less than an aggregate of $34.0 million during such period.

In connection with the acquisition of CPOC, the Company is entitled to receive a structuring fee of $690,000, plus interest thereon, of which $230,000 was paid at closing. The remainder will be paid in two equal annual installments of $230,000, plus interest thereon (payable on May 12, 2005 and May 12, 2006). The structuring fee has been eliminated in the consolidation of the Company with CPOC and the Operating LP in the consolidated financial statements of the Company.

Cash Flow

During the year ended December 31, 2004 we had negative cash flow of approximately $(138,000) (net of cash acquired). We incurred secured debt of approximately $5.5 million and unsecured debt of approximately $750,000 related to the DHI acquisition. In May 2004, as part of our acquisition of CPOC, we incurred secured debt of approximately $6.9 million. Cash flow provided from operating activities for the year ended December 31, 2004 was $1,958,000, while cash used in investing activities and financing activities was $(646,000) and $(1,450,000) respectively.

Through March 17, 2005, we have invested approximately $750,000 in Fairways Frisco, and we have committed to invest up to $1,000,000, or an additional $250,000. The Frisco Square Partnerships may require additional funding in excess of the $6.28 million committed by Fairways Frisco (as further described herein). We are not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash, although we may choose to do so depending on our available funds. However, if we do not participate in additional capital calls, our limited partnership interest will be diluted.

Our future capital needs are uncertain. Although management projects positive cash flow after debt service based on anticipated operations of our recently acquired, or to be acquired businesses, there can be no assurances that this will occur. If the Company does not generate the necessary cash flow, the Company will need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Tax Loss Carryforwards

At December 31, 2004, we had approximately $49.3 million of federal net operating loss carryforwards and approximately $39.4 million of state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2023. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Off Balance Sheet Arrangements

As discussed in “Cash from Financing Activities-ASDS of Orange County, Inc.”, the Company has guaranteed the Acquisition Note in the amount of $6.9 million. The Acquisition Note is payable from the excess cash flows of ASDS over a three year period. During the period from May 1, 2004 until December 31, 2004, there were no principal payments on the Acquisition Note and there were no payments required under the terms of the Company’s guarantee.

In January 2005, the Company agreed to provide a limited indemnification to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness. The Company’s partners in this investment are the Fairways Members. The Company’s indemnification to these 4 partners is limited to $520,000 in the aggregate, which is its 20% pro rata partnership interest of the $2.6 million in bank debt that was guaranteed by the individuals.

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

In March 2005, Ascendant committed to invest up to $1.0 million in the Fairways Frisco Partnerships, as more fully described in Part I, Item 1 of this Annual Report on Form 10-K and in Note 18 of the Ascendant Consolidated Financial Statements.

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at December 31, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 7.

Contractual Obligations As of December 31, 2004	Payments due by Period ($-000’s omitted)
	Less than 1 year	1-3 Years	3-5 Years	More than 5 years	Total
Lease Obligations	$1,457	$2,454	$1,599	$519	$6,029
Investment in Limited Partnerships	846	—	—	—	846
Notes Payable	461	11,695	460	—	12,616

Total	$2,764	$14,149	$2,059	$519	$19,491

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

Revenue Recognition

Healthcare revenues are reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional healthcare providers and others. We recognize revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from product sales is recognized at the point of sale and service revenue is recognized at the time services are provided.

CPOC’s primary revenue is from brokerage commissions earned from project leasing and tenant representation transactions. Brokerage commission revenue is generally recorded upon execution of a lease contract, unless additional activities are required to earn the commission pursuant to a specific brokerage commission agreement. Participation interests in rental income are recognized over the life of the lease. Other revenue is recognized as the following consulting services are provided: facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services. Participation interests in rental income are recognized over the life of the lease.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which the equity investors do not have either a controlling interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities in which we hold a variable interest. FIN 46 will not have an impact on our financial condition or results of operations. The Company has applied the provisions of FIN 46 to its acquisition of CPOC, as further discussed in Note 2 of the

Ascendant Consolidated Financial Statements. As a result, CPOC is treated as a consolidated subsidiary in the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment., which requires that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning in the 3rd quarter of 2005.

Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has 21,667 options outstanding which are not vested. The unrecognized compensation cost related to these options is not material and as a result, management does not believe the implementation of Statement 123R will have a material impact on its results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No.5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5 relating to the guarantors accounting for and disclosure of the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis for all guarantees issued after December 31, 2002. The Company’s limited indemnification to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness is subject to the provisions of FIN 45. The Company is currently evaluating the impact of FIN 45 and will implement its provisions in the first quarter of 2005. The Company’s maximum liability, if any, under this limited indemnification is $ 520,000.

Risks Related to Our Business

We have limited funds and may require additional financing.

We have very limited funds, and such funds may not be adequate to take advantage of available business opportunities or fund the ones that we have acquired. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a more definitive and specific need for additional financing. Our access to capital is more limited since our stock was delisted from the Nasdaq National Market, since certain 1934 Act filings related to our investment in the Frisco Square Partnerships have not been filed timely and as a result of the liabilities we recently acquired, and expect to acquire, as part of our acquisitions. In addition, one of our subsidiaries has committed to use commercially reasonable efforts to replace the loan facilities associated with the acquisition of the Park Assets, which could impair our ability to locate capital for other needs. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our existing capital.

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

Our failure to effectively manage our recent and anticipated future growth could strain our management infrastructure and other resources and adversely affect our results of operations. We expect our recent and anticipated future growth to present management, infrastructure, systems, and other operating issues and challenges. These issues include controlling expenses, retention of employees, the diversion of management attention, the development and application of consistent internal controls and reporting processes, the integration and management of a geographically diverse group of employees, and the monitoring of third parties. Any change in management may make it more difficult to integrate an acquired business with our existing operations. Any failure to address these issues at a pace consistent with our business could cause inefficiencies, additional operating expenses and inherent risks and financial reporting difficulties.

We are dependent upon management.

We currently have two individuals who are serving as management, including our President and CEO, and our Chief Financial Officer. We are heavily dependent upon our management’s skills, talents and abilities to implement our business plan. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning our management and Board of Directors. As of December 31, 2004, Capital Markets employed seven people, including Jim Leslie and certain of our other affiliates and shareholders. We are dependent on these individuals serving Capital Markets. In addition to our own employees, we use from time to time and are dependent upon, various consultants or contractors to perform various support services including, legal and accounting.

We are dependent on a small staff to execute our business plan.

Because of the limited size of our staff, each acquisition becomes more difficult to integrate. Furthermore, it is difficult to maintain a complete segregation of duties related to the authorization, recording, processing and reporting of all transactions. In October 2004, we added Gary Boyd as our new Chief Financial Officer which will allow us to implement additional controls related, but not limited to segregation of duties. However, we still do not have the size of staff necessary to maintain segregation of duties in all transactions. In addition, our strategy of acquiring operating businesses will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business and other business opportunities.

Certain of our subsidiaries account for a significant percentage of our revenues.

In 2004, Dougherty’s accounted for approximately 75% of our revenue and, in 2003, Capital Markets accounted for all of our revenue. In the future, one or more of our subsidiaries may continue to account for a significant percentage of our revenue. The reliance on any of these subsidiaries for a significant percentage of our revenue and their subsequent failure could negatively affect our results of operations.

Unforeseen costs associated with the acquisition of new businesses could reduce our profitability.

We have implemented our business strategy and made acquisitions of new businesses that may not prove to be successful. We now own an interest in six businesses, operating in different industries and we do not have experience in some of these areas. It is likely that we will encounter unanticipated difficulties and expenditures relating to our acquired businesses, including contingent liabilities, or needs for significant management attention that would otherwise be devoted to our other businesses. These costs may negatively affect our results of operations. Unforeseen costs at our recently acquired and to be acquired businesses, which have significant liabilities and commitments, could result in the inability to make required payments on indebtedness, which could result in a loss of our investments in these companies and, in the case of CPOC, require us to make payments under our guaranty.

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

At December 31, 2004, we had accumulated approximately $49.3 million of federal net operating loss carryforwards and approximately $39.4 million of state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2023. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of our net operating loss carryforwards that may be used to offset taxable income. We believe that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, we believe that utilization of the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an “ownership change” is based upon a factual determination of the value of our stock on such date. If the “ownership change” was determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, a second “ownership change” may occur in the future as a result of future changes in the ownership of our stock, including our issuance of stock in connection with our acquisition of a business. A second “ownership change” would result in Code Section 382 limiting our deduction of our future net operating loss carryforwards.

Our results of operations are difficult to predict.

Although we generated net income of $249,000 for the year ended December 31, 2004, we have historically incurred net operating losses. The Company experienced net losses of approximately $818,000 and $728,000 for the years ended December 31, 2003 and 2002, respectively. There can be no assurance that we will continue to achieve profitability in the future.

Risks Specific to Our Operating Subsidiaries

Dougherty’s Holdings, Inc.

Our pharmacy subsidiary is subject to extensive regulation.

Our pharmacists and pharmacies are required to be licensed by the Texas State Board of Pharmacy. The pharmacies are also registered with the federal Drug Enforcement Administration. By virtue of these license and registration requirements, the entities owned by DHI are obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in fines and/or in a suspension or revocation of a license or registration. We believe that the operating entities owned by DHI currently have all the regulatory approvals necessary to conduct its business. However, we can give no assurance that they will be able to maintain compliance with existing regulations.

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

Our long term supply agreement with AmerisourceBergen provides us with pricing and credit terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy Corporation. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and to maintain certain minimum dollar monthly purchases. If we are unable to satisfy minimum monthly purchase requirements of $900,000, we may be required to purchase our pharmaceutical products on less favorable pricing and credit terms. From the date of acquisition through December 31, 2004, we purchased over $17,250,000 of our pharmaceutical products from Amerisource Bergen.

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

CRESA Partners of Orange County, L.P.

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

During 2004, a significant amount of our real estate advisory services segment revenue was generated from transactions originating in California. As a result of the geographic concentrations in California, the continuation of the economic downturn in the California commercial real estate markets and in the local economies in Orange County area could further harm our results of operations.

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

Risks Related to Our Investments in Real Estate

The success of real estate developments is dependant on tenants to generate lease revenues.

Real estate developments are subject to the risk that, upon the expiration of leases for space located in the properties, leases may not be renewed by existing tenants, the space may not be re-leased to new tenants or the terms of renewal or releasing (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. A tenant may experience a down-turn in its business which may cause the loss of the tenant or may weaken its financial condition, and result in the tenant’s failure to make rental payments when due, result in a reduction in percentage rent receivable with respect to retail tenants or require a restructuring that might reduce cash flow from the lease. In addition, a tenant of any of the properties may seek the protection of bankruptcy, insolvency, or similar laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in our available cash flow. Although we have not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy or similar protection in the future or, if any tenants file, that they will affirm their leases or continue to make rental payments in a timely manner.

Real estate development strategies entail certain risks.

Real estate development activities entail certain risks, including:

•	the expenditure of funds on and devotion of management’s time to projects which may not come to fruition;

•	the risk that development or redevelopment costs of a project may exceed original estimates, possibly making the project uneconomic or causing the project to raise additional cash to fund such costs

•	the risk that occupancy rates and rents at a completed project will be less than anticipated or that there will be vacant space at the project;

•	the risk that expenses at a completed development will be higher than anticipated; and

•	the risk that permits and other governmental approvals will not be obtained. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during the approval and development process, our ability to develop properties and realize income from our projects could be delayed, reduced or eliminated.

General economic conditions in the areas in which our properties are geographically concentrated may impact financial results.

Our real estate development investments are exposed to changes in the real estate market or in general economic conditions in Texas. Any changes may result in higher vacancy rates for commercial property and lower prevailing rents, lower sales prices or slower sales, lower absorption rates, and more tenant defaults and bankruptcies, which would negatively impact our financial performance. To the extent that weak economic conditions or other factors affect these regions more severely than other areas of the country, our financial performance could be negatively impacted.

Exposure of our assets to damage from natural occurrences such as earthquakes, and weather conditions that affect the progress of construction may impact financial results.

Natural disasters, such as earthquakes, floods or fires, or unexpected climactic conditions, such as unusually heavy or prolonged rain, may have an adverse impact on our ability to develop our properties and realize income from our projects.

Illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

Real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio quickly in response to changes in economic or other conditions is limited. Further, certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges must be made throughout the period of ownership of real property regardless of whether the real property is producing any income.

Other Risks

We are controlled by our principal stockholders, officers and directors.

Our principal stockholders, officers and directors, and affiliates beneficially own approximately 52% of our Common Stock. As a result, such persons may have the ability to control and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

We have certain transactions with related parties.

We have relationships or transactions with related parties or affiliates of ours. Please see Note 18 of the Ascendant Consolidated Financial Statements contained herein.

Our stock is not listed on The NASDAQ National Market.

Our stock is quoted and traded on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC securities. An OTC security is not listed or traded on NASDAQ or a national securities exchange, and NASDAQ has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. Even with OTCBB eligibility and trading, fewer investors have access to trade our common stock, which will limit our ability to raise capital through the sale of our securities.

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

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. We are exposed to interest rate risk primarily as the guarantor of ASDS’s Acquisition Note, which bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum. If the effective interest rate under the Acquisition Note were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $69,000, based on the average balance outstanding under the Acquisition Note during the period ended December 31, 2004. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $119,000. We did not experience a material impact from interest rate risk during the year ended December 31, 2004.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at December 31, 2004, which are sensitive to changes in interest rates. At December 31, 2004, approximately 55% of our debt was subject to changes in market interest rates and was sensitive to those changes. At December 31, 2003, there was no debt outstanding subject to variable interest rates. Scheduled principal cash flows for debt outstanding at December 31, 2004 for the twelve months ending December 31 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate	$461,000	$479,000	$4,276,000	$40,000	$460,000	$—	$5,716,000	$5,716,000
Variable Rate	$—	$—	$6,900,000	$—	$—	$—	$6,900,000	$6,900,000

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ascendant Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Ascendant Solutions, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ascendant Solutions, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ascendant Solutions, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Ascendant Solutions, Inc. (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascendant Solutions, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas

March 26, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ascendant Solutions, Inc.

Dallas, Texas

We have audited the accompanying consolidated statements of operations, stockholders equity and cash flows of Ascendant Solutions, Inc. (the “Company”) as of December 31, 2002, for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ascendant Solutions, Inc. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

March 27, 2003

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share & per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,868	$2,006
Trade accounts receivable, net of allowance for doubtful accounts of $ 380 at December 31, 2004	6,350	—
Other receivables	161	46
Receivable from affiliates	71	52
Inventories	2,498	—
Prepaid expenses	503	125

Total current assets	11,451	2,229
Property and equipment, net	716	17
Deferred acquisition costs	—	310
Goodwill	7,299	—
Other intangible assets	758	—
Investments in limited partnerships, net	411	285
Other assets	118	—

Total assets	$20,753	$2,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,633	$60
Accounts payable to affiliates	—	1
Accrued liabilities	3,161	48
Notes payable, current	461	—

Total current liabilities	5,255	109
Notes payable, long-term	12,155	—
Limited partnership and minority interests	464	209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,933,400 and 21,665,900 at December 31, 2004 and 2003, respectively.	2	2
Additional paid-in capital	59,961	59,822
Deferred compensation	(78)	(46)
Accumulated deficit	(57,006)	(57,255)

Total stockholders’ equity	2,879	2,523

Total liabilities and stockholders’ equity	$20,753	$2,841

See accompanying notes to the Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except share & per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Healthcare	$29,532	$—	$—
Real estate advisory services	9,759	505	—

	39,291	505	—
Cost of Sales:
Healthcare	19,668	—	—
Real estate advisory services	5,387	—	—

	25,055	—	—

Gross profit	14,236	505	—

Operating expenses:
Selling, general and administrative expenses	13,054	1,540	998
Non-cash stock compensation	58	—	—
Impairment charges	—	112	—
Depreciation and amortization	494	63	18

Total operating expenses	13,606	1,715	1,016

Operating income (loss)	630	(1,210)	(1,016)
Investment income	393	85	19
Interest income (expense), net	(520)	30	59
Gain (Loss) on sale of property and equipment	(32)	—	1

Income (loss) before limited partnership and minority interest and income tax provision	471	(1,095)	(937)
Limited partnership and minority interest	56	(277)	(209)
State income tax provision	166	—	—

Net income (loss)	$249	$(818)	$(728)

Basic net income (loss) per share	$0.01	$(0.04)	$(0.03)
Diluted net income (loss) per share	$0.01	$(0.04)	$(0.03)
Shares used in computing basic net income (loss) per share	21,803,817	21,557,150	21,230,900
Shares used in computing diluted net income (loss) per share	22,389,267	21,557,150	21,230,900

See accompanying notes to the Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000’s omitted, except share amounts)

	Series A Convertible Preferred Stock	Common Stock Class A		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount
Balance at January 1, 2002	—	21,230,900	$2	$59,718	$—	$(55,709)	$4,011
Issuance of restricted stock to officers	—	—	—	104	(104)	—	—
Amortization of deferred compensation	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	(728)	(728)

Balance at December 31, 2002	—	21,230,900	2	59,822	(81)	(56,437)	3,306
Issuance of restricted stock to officers	—	435,000	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(818)	(818)

Balance at December 31, 2003	$—	21,665,900	2	59,822	(46)	(57,255)	2,523
Exercise of stock options		200,000	—	49	—	—	49
Non-cash stock option compensation	—	—	—	18	—	—	18
Issuance of restricted stock to officers & directors	—	67,500	—	72	(72)	—	—
Amortization of deferred compensation	—	—	—	—	40	—	40
Net income	—	—	—	—	—	249	249

Balance at December 31, 2004	$—	21,933,400	$2	$59,961	$(78)	$(57,006)	$2,879

See accompanying notes to the Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net income (loss)	$249	$(818)	$(728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	260	—	—
Depreciation and amortization	494	63	18
Deferred compensation amortization	40	35	23
Non-cash stock option compensation	18	—	—
(Gain) Loss on sale of property and equipment	32	—	(1)
Impairment charges	—	112	—
Limited partnership and minority interest	56	(277)	(209)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	922	(3)	(69)
Inventories	(165)	—	—
Prepaid expenses and other assets	(103)	13	(17)
Accounts payable	16	(21)	(152)
Accrued liabilities	140	10	(80)

Net cash provided by (used in) operating activities	1,959	(886)	(1,215)

Investing Activities
Return of capital distributions	29	46	69
Proceeds from sale of property and equipment	42	—	8
Deferred acquisition costs	310	(310)	—
Net cash acquired in acquisitions	1,537	—	—
Purchases of property and equipment	(172)	(32)	(172)
Distributions to limited partners	(31)	—	—
Investment in limited partnerships	(155)	(146)	(400)
Return of investment in limited partnerships	—	145	—
Payment of acquisition liabilities	(1,350)	—	—
Purchase cost of acquisitions, net of cash acquired	(857)	—	—

Net cash used in investing activities	(647)	(297)	(495)

Financing Activities
Proceeds from exercise of common stock purchase options	49	—	—
Proceeds from sale of limited partnership interests	230	239	456
Payments on notes payable	(1,729)	—	—

Net cash (used in) provided by financing activities	(1,450)	239	456

Net decrease in cash and cash equivalents	(138)	(944)	(1,254)
Cash and cash equivalents at beginning of year	2,006	2,950	4,204

Cash and cash equivalents at end of year	$1,868	$2,006	$2,950

Supplemental Cash Flow Information
Cash paid for state income taxes	$—	$—	$—
Cash paid for interest on notes payable	$497	$—	$—

See accompanying notes to the Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business

Ascendant Solutions, Inc. (“Ascendant” or “the Company”) is a diversified financial services company which is seeking to or has invested in or acquired healthcare, manufacturing, distribution or service companies. The Company also conducts various real estate activities, performing real estate advisory services for corporate clients, and, through an affiliate, purchase real estate assets, as a principal investor.

The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity
Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare products and services provided through retail pharmacies and infusion therapy centers, including specialty compounding pharmacy services

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc., ASE Investments Corporation, Fairways Frisco, L.P., VTE, L.P.	Corporate administration, investments not included in other segments

Through early 2001, the Company had been engaged in providing call center, order management and fulfillment services, portions of which were sold or otherwise wound down by July 1, 2001. From July 1, 2001 and continuing through December 31, 2002, the Company had no revenue producing contracts or operations. In December 2001, the Company revised its strategic direction to seek acquisition possibilities throughout the United States or enter into other business endeavors.

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003 and 2004. A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Date	Entity	Business Segment	Transaction Description	% Ownership

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and therapy infusion centers	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	20%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	50%

Certain of these transactions involved related parties or affiliates as more fully described in Notes 2 and 18 of these consolidated financial statements.

The Company will continue to look for acquisition opportunities, however, its current cash resources are limited and it will be required to expend significant executive time to assist the management of recently acquired businesses. The Company will continue seeking to (1) most effectively deploy its remaining cash, debt capacity (if any) and (2) capitalize on the experience and contacts of its officers and directors.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Ascendant Solutions, Inc. and all subsidiaries for which the Company has significant influence over operations. All intercompany balances and transactions have been eliminated. The limited partnership interests for the subsidiaries and related minority interests are included on the balance sheet as Limited Partnership and Minority Interests.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated financial statements and accompanying notes, including allowance for doubtful accounts and inventory reserves. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Concentration of Credit Risk

The Company’s credit risk relates primarily to its trade accounts receivables and its receivables from affiliates, along with cash deposits maintained at financial institutions in excess of federally insured limits. Management performs continuing evaluations of debtors’ financial condition and provides an allowance for

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncollectible accounts as determined necessary. See Note 3 for additional information regarding the Company’s trade accounts receivable, allowance for doubtful accounts and significant customer relationships.

Property and Equipment

Property and equipment is carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the respective lease term or estimated useful life of the asset. See Note 6 for additional information regarding property and equipment.

Inventories

Inventories consists of healthcare product finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market. The Company provides an estimated reserve against inventory for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of its net realizable value. See Note 4 for additional information regarding inventories.

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets by comparing the undiscounted cash flows over the remaining useful life of the long-lived assets with the assets’ carrying value. If this comparison indicates that the carrying value will not be recoverable, the carrying value of the long-lived assets will be reduced accordingly based on a discounted cash flow analysis. During the year ended December 31, 2003, the Company recorded an impairment provision of approximately $112,000 related to VTE’s investment of certain computer software and hardware. No impairment was recorded in 2004.

Investments in Limited Partnerships

Investments in limited partnerships, including the Company’s investments in Ampco and the Frisco Square Partnerships are accounted for using the equity method of accounting for investments and none represent investments in publicly traded companies. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations of the respective companies. Distributions received by the Company are recorded as investment income on the consolidated statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the investee’s earnings. Distributions in excess of the Company’s proportionate share are recorded as a reduction of the Company’s investment.

Revenue Recognition

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

CPOC’s primary revenue is from brokerage commissions earned from project leasing and tenant representation transactions. Brokerage commission revenue is generally recorded upon execution of a lease contract, unless additional activities are required to earn the commission pursuant to a specific brokerage commission agreement. Participation interests in rental income are recognized over the life of the lease. Other revenue is recognized as the following consulting services are provided: facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

strategic real estate advisory services. Participation interests in rental income are recognized over the life of the lease.

Income Taxes

The Company’s income taxes are presented utilizing an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are established for deferred tax assets where management believes it is more likely than not that the deferred tax asset will not be realized.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed based on the loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of warrants and stock options were not included in the calculation for the years ended December 31, 2003 and 2002 as their effect is anti-dilutive. The number of potentially dilutive securities excluded from the computation of diluted net loss per share was approximately 270,000 and 0 for the years ended December 31, 2003 and 2002, respectively. The number of dilutive shares resulting from assumed conversion of stock options and warrants are determined by using the treasury stock method. See Note 16 for more information regarding the calculation of net income (loss) per share.

Impairment of goodwill and other intangible assets

The Company has adopted a policy of recording an impairment loss on goodwill and other intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Goodwill and other intangible assets are assessed for impairment on at least an annual basis by management.

Recent Accounting Pronouncements

In December 2003, the FASB revised FASB interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which the equity investors do not have either a controlling interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities in which we hold a variable interest. FIN 46 will not have an impact on our financial condition or results of operations. The Company has applied the provisions of FIN 46 to its acquisition of CPOC, as further discussed in Note 2. As a result, CPOC is treated as a consolidated subsidiary in the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment., which requires that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning in the 3rd quarter of 2005.

Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has 21,667 options outstanding which are not vested. The unrecognized compensation cost related to these options is not material and as a result, management does not believe the implementation of Statement 123R will have a material impact on its results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5 relating to the guarantors accounting for and disclosure of the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis for all guarantees issued after December 31, 2002. The Company’s limited indemnification to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness is subject to the provisions of FIN 45. The Company is currently evaluating the impact of FIN 45 and will implement its provisions in the first quarter of 2005. The Company’s maximum liability, if any, under this limited indemnification is $520,000.

Stock Based Compensation

The Company accounts for its employee stock options and stock based awards utilizing the intrinsic value method, whereby, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its Long-Term Incentive Plan (the “Plan”). Had compensation cost been recognized consistent with SFAS No. 123, the Company’s net income (loss) attributable to common stockholders and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net income (loss) attributable to common stockholders as reported	$249,000	$(818,000)	$(728,000)
Total stock-based employee compensation included in reported net income (loss), net of related tax effects	58,900	34,800	23,200
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(88,000)	(34,604)	(25,952)

Pro forma net income (loss)	$219,900	$(817,804)	$(730,752)

Net income (loss) per share:
Basic—as reported	$0.01	$(0.04)	$(0.03)
Basic—pro forma	$0.01	$(0.04)	$(0.03)
Diluted—as reported	$0.01	$(0.04)	$(0.03)
Diluted—pro forma	$0.01	$(0.04)	$(0.03)

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made during 2002. The following weighted average assumptions were applied in determining the pro forma compensation cost: risk free interest rate – 4.69%, expected option life in years – 6.00, expected stock price volatility – 1.837 and expected dividend yield – 0.00%. See Note 14 for additional information on stock options.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable and accounts payable that are carried at cost, which approximates fair value because of the short maturity of these instruments. The fair value of notes payable approximates carrying value as interest rates approximate market rates. The fair value of investments in limited partnerships is not readily determinable without undo cost.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.    Acquisitions and Significant Equity Investments

Ampco Partners, Ltd.

During the second quarter of 2002, the Company invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. The Company receives quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense, or EBITDA. The Company’s investment in Ampco is accounted for under the equity method. The Company recognizes its proportionate share of Ampco’s net income, as “investment income” in the consolidated statements of operations. Distributions received that exceed the Company’s 10% interest in Ampco’s net income are accounted for as return of capital and reduction in the investment in Ampco. The Company’s distributions from Ampco for the years ending December 31, are as follows:

	2004	2003	2002
Investment Income	$82,000	$66,000	$19,000
Return of capital	29,000	46,000	69,000

Total distributions	$111,000	$112,000	$88,000

VTE, L.P.

On August 1, 2002, the Company formed a wholly owned subsidiary, which serves as the corporate general partner of VTE, L.P. (“VTE”), a partnership which acquired the assets (primarily software) of Venue Ticket Exchange, Inc. During 2002 and 2003, the Company made an investment of $150,000 representing an ownership interest of 23.3% in VTE. VTE generated no revenues during 2002 and 2003, and is accounted for as a consolidated entity in the Company’s consolidated financial statements. At year-end 2003, management evaluated, and completely wrote off, the carrying value of VTE’s investment in its computer software and hardware. VTE is no longer in business and management has no plans to further pursue this investment.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CRESA Capital Markets Group, L.P.

In late October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm. The Company owns 80% of Capital Markets through its 80% ownership of ASE Investments Corporation (“ASE Investments”) and its 100% ownership of Ascendant CRESA LLC, which is the 0.1% general partner in Capital Markets. ASE Investments owns 99.9% of Capital Markets. The remaining 20% of Capital Markets and ASE Investments is owned, directly or indirectly, by Brant Bryan, Cathy Sweeney and David Stringfield, three of its principals, who are also shareholders of the Company. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. During the third quarter of 2003, Capital Markets received additional funding of $80,000 ($64,000 from the Company and $16,000 from the other limited partners) in the form of partner loans. These loans were repaid with interest during the fourth quarter of 2003, from the proceeds of approximately $425,000 in real estate advisory services earned by Capital Markets from the purchase and sale of a commercial office building.

Capital Markets provides real estate financial advisory services to corporate clients on a fee basis which could provide the Company with a future source of revenue. These services include, but are not limited to, analysis, consulting, acquisition and/or disposition of property, capital placement and acquisition, contract negotiation, and other matters related to real estate finance. Operating expenses were mostly salaries and travel in the process of doing business. Capital Markets is accounted for as a consolidated entity in the consolidated financial statements. Mr. Leslie, the Chairman of the Board of Directors of the Company, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Capital Markets currently employs seven people, including Mr. Leslie and the three principals of Capital Markets named above.

Fairways Equities LLC

During the fourth quarter of 2003, the Company entered into a participation agreement (the “Participation Agreement”) with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, the Company’s Chairman, and Brant Bryan, Cathy Sweeney and David Stringfield who are principals of Capital Markets and shareholders of the Company (“Fairways Members”), pursuant to which the Company will receive up to 20% of the profits realized by Fairways in connection with all real estate acquisitions made by Fairways. Additionally, the Company will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. The Company’s profit participation with Fairways is subject to modification or termination by Fairways at the end of 2005 in the event that the aggregate level of cash flow (as defined in the Participation Agreement) generated by the acquired operating entities has not reached $2 million for the twelve months ended December 31, 2005. The Company is unable to determine what real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate. There can be no assurances that the Company will be able to generate the required cash flow to continue in the Fairways Participation Agreement after 2005, or that Fairways will be able to acquire additional real estate assets, that the Company will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments. The Company does not have an investment in Fairways, but rather a profits interest through its Participation Agreement.

During December 2003, the Company made a capital contribution of $145,000 to Fairways 03 New Jersey, LP which, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building. In December 2003, subsequent to the closing of this transaction, the Company’s capital contribution of $145,000 was distributed back to it in full. The current lease expires in 2015, and the secured loans incurred by the partnership to fund the acquisition, which bear interest at LIBOR plus 1.75% to 2.25%, mature in 12 to 24

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months. The Company received distributions of approximately $208,000 representing its share of the net rental payments, after debt service, during the year ended December 31, 2004. These distributions will vary in the future if the lease is modified or terminated, or if the terms of the loans are modified or if there is a default by the tenant.

Dougherty’s Holdings, Inc.

On March 24, 2004, the Company acquired, through a newly formed, wholly-owned subsidiary Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the Joint Plan and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy had been operating as a debtor in possession since December 2, 2002. The purchased assets include all of the cash and certain other assets of Park Pharmacy and all equity interests of the following entities (each directly or indirectly wholly-owned by Park Pharmacy): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

The Company acquired the Park Assets by investing, through DHI, an aggregate of approximately $1.5 million in cash, funded out of its working capital, and the assumption by DHI of approximately $6.3 million in debt associated with the Park Assets.

In connection with the acquisition of the Park Assets, DHI also entered into a new credit facility with Bank of Texas, the prior lender to Park Pharmacy Corporation. This new facility provides for three notes, aggregating approximately $5.5 million. Each note bears interest at six percent and matures in March 2007. Although DHI has committed to use commercially reasonable efforts to locate a replacement lender as soon as possible, DHI is obligated to make monthly payments (consisting of both interest and principal payments, as applicable) to the bank of approximately $56,000. The new credit facility is secured by substantially all of the assets of DHI, including the stock of its operating subsidiaries.

In connection with the acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”) pursuant to which DHI and its newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide DHI with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. AmerisourceBergen was a creditor of the operating non-debtor subsidiaries and, in connection with the Chapter 11 bankruptcy proceeding, AmerisourceBergen agreed to accept a cash payment of approximately $1.1 million and a promissory note in the amount of approximately $750,000 payable by DHI over a five year period ending in March 2009, using a 15-year amortization schedule and an interest rate of six percent with the last payment being a balloon payment of the outstanding principal and accrued but unpaid interest.

Both the new credit facility with the Bank of Texas and the note with AmerisourceBergen provide for prepayment discounts in the event that these loans are retired prior to maturity.

CRESA Partners of Orange County, L.P.

Effective May 1, 2004, the Company acquired through ASDS of Orange County, Inc. (“ASDS”), all of the issued and outstanding stock of CRESA Partners of Orange County, Inc., a California corporation f/k/a The

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Staubach Company – West, Inc. (“CPOC”), pursuant to the Stock Purchase Agreement dated March 23, 2004 between Kevin Hayes, the sole stockholder of CPOC (the “Seller”), and ASDS for $6.9 million, plus closing costs. CPOC is located in Newport Beach, California and provides tenant representation services to commercial and industrial users of real estate, which include strategic real estate advisory services, lease management services, facility and site acquisition and disposition advice; design, construction and development consulting; and move coordination.

Pursuant to the terms of the Stock Purchase Agreement, the purchase price was paid pursuant to the terms of a $6.9 million promissory note (the “Acquisition Note”) payable to the Seller. The Acquisition Note is secured by a pledge of all of the personal property of CPOC which is subordinate to CPOC’s $800,000 bank credit line with Northern Trust Bank, bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum, with principal generally payable quarterly in arrears over a three year period from the excess cash flow of ASDS, as defined, and is guaranteed by the Company. The then outstanding principal balance of the Acquisition Note is payable in full on May 1, 2007. The purchase price is subject to adjustment downward (by an amount not to exceed $1.9 million) to reflect the operating results of CPOC during the four year period ending December 31, 2007 if CPOC’s revenues are less than an aggregate of $34.0 million during such period. The revenue generated by CPOC from the date of acquisition through December 31, 2004 were approximately $8,858,000.

Following the acquisition of CPOC, ASDS contributed the assets and liabilities of CPOC to CRESA Partners of Orange County, LP (the “Operating LP”) that is owned jointly by (i) CRESA Partners-Hayes, Inc., a California corporation f/k/a The Staubach Company of California, Inc. that is the general partner of the Operating LP (the “General Partner”), (ii) ASDS, a limited partner of the Operating LP, (iii) the Seller, a limited partner of the Operating LP, and (iv) a Delaware limited liability company controlled by the management and key employees of CPOC that is a limited partner of the Operating LP (the “MGMT LLC”). The General Partner is controlled by the management and key employees of CPOC. ASDS is entitled to receive 99% of the profits of the Operating LP until such time as ASDS has received cumulative distributions from the Operating LP equal to the Purchase Price plus a preferential return of approximately $1.7 million (total distributions equal to $8.6 million), at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to ASDS, 10% to the Seller and 0.1% to the General Partner. During the period from the acquisition date through December 31, 2004, ASDS received distributions of $211,000 from the Operating LP, which were used to pay interest on the Acquisition Note.

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

The results of operations of the Operating LP will be consolidated with ASDS and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that ASDS has received cumulative distributions equal to the Purchase Price plus a preferential return of approximately $1.7 million (total distributions of $8.6 million). When and if the total distributions equal to $8.6 million are fully paid, the Company’s residual interest will become 10% (through ASDS) and the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18, “Equity Method for Investments in Common Stock”. Accordingly, the Company would no longer consolidate the results of operations of the Operating LP and would instead record its share of income from the Operating LP as “Investment Income” in the consolidated statement of operations.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fairways Frisco Partnerships

On December 31, 2004, the Company acquired certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (the “Properties”) in the 150 acre Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to a Master Agreement Regarding Frisco Square Partnerships, dated December 31, 2004 (the “Master Agreement”). The table below summarizes the indirect interests acquired by the Company on December 31, 2004:

Frisco Square Partnerships	Effective Indirect Interest Owned	Property Description
Frisco Square B1-6 F1-11, Ltd.	50% Partner (1)	Approximately 171,000 Sq Ft residential/retail space

Frisco Square B1-7 F1-10, Ltd.	50% Partner (1)	Approximately 65,000 Sq Ft commercial/residential/retail space

Frisco Square Properties, Ltd.	50% Partner (1)	Approximately 2.3 acres of land

Frisco Square, Ltd.	Option to become 50% Partner (2)	Approximately 52 acres of land

(1)	Represents a 49.5% limited partner interest in such partnership held by Fairways Frisco L.P., an entity of which Ascendant is a limited partner, and a 0.5% indirect general partner interest held by Fairways Frisco as the owner of 100% of the membership interests of one of such partnership’s general partners.

(2)	Represents the right to acquire a 50% partnership interest, sharing ratio and interest in Frisco Square, Ltd.

The parties to the Master Agreement are the Fairways Group, the Frisco Square Partnerships, Cole and Mary Pat McDowell, and the remainder of the Five Star Group which is Five Star Development Co., Inc., a Texas corporation, CMP Management, LLC, a Texas limited liability company, and CMP Family Limited Partnership, a Texas limited partnership. “Frisco Square Partnerships” is a group of entities comprised of Frisco Square, Ltd. (“FSLTD”), Frisco Square B1-6 F1-11, Ltd., a Texas limited partnership, Frisco Square B1-7 F1-10, Ltd., a Texas limited partnership, and Frisco Square Properties, Ltd., a Texas limited partnership. “Fairways Group” is a group of entities comprised of Fairways Frisco, Fairways B1-6 F1-11, LLC, a Texas limited liability company, Fairways B1-7 F1-10, LLC, a Texas limited liability company, and Fairways FS Properties, LLC, a Texas limited liability company.

The Company made its investment of $154,000 at December 31, 2004, as a limited partner of Fairways Frisco L.P. (“Fairways Frisco”), which is a 49.5% limited partner in each of the Frisco Square Partnerships other than FSLTD. Fairways Frisco holds the remaining 0.5% interest through its ownership of 100% of the membership interests of other entities in the Fairways Group that are co-general partners of the Frisco Square Partnerships. Fairways Equities, LLC, an entity controlled by the Fairways Members, is the sole general partner of Fairways Frisco and holds a 0.1% general partner interest in Fairways Frisco. The Frisco Square Partnerships were all originally formed and owned 100% by Cole McDowell and Mary Pat McDowell or their affiliates (collectively, the “Five Star Group”).

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a chart of the legal entities in the transactions described herein:

Pursuant to the Master Agreement, Fairways Frisco has agreed to make capital contributions to the various Frisco Square Partnerships in the aggregate amount of up to $6,280,000. Such amounts are to be used to pay the expenses of the development of the Properties, together with repayments of portions of loans and the payment of fees to the Five Star Group. The members of the Five Star Group will not be required to make additional capital contributions to the Frisco Square Partnerships, provided, the liabilities of the Frisco Square Partnerships disclosed to the Company by the Five Star Group are not exceeded by more than $200,000. Pursuant to the terms of the Master Agreement, Fairways Frisco has the right to notify the Five Star Group of these liabilities and request that Five Star Group satisfy or otherwise extinguish the liabilities. If Five Star Group is unable to do so, Fairways Frisco has the ability to exercise its right to purchase the remaining 50% of the partnership interests in the Frisco Square Partnerships for $ 100, as provided for in the Master Agreement. As of March 21, 2005, the Fairways Group believes that such unrecorded liabilities do exist, but it has not determined the final amount of such liabilities. Upon determination of the amount of these liabilities, the Fairways Group intends to notify the Five Star Group for payment of the liabilities as outlined above.

Under the Master Agreement, if the Frisco Square Partnerships generate distributable cash flow, the first $1 million in aggregate shall be distributed to the Fairways Group and the second $2.5 million in aggregate shall be distributed to the Five Star Group. Thereafter, the distributions of cash flow are to be made according to the respective partnership interests. There can be no assurances that the Frisco Square Partnerships will be able to generate the required cash flow to make the distributions described above.

Certain members of the Five Star Group are the managing partners of the Frisco Square Partnerships, provided, however, certain members of the Fairways Group have been added as co-general partners (“Co-General Partner”), each of which shall have approval rights with respect to designated partnership activities for the Frisco Square Partnerships. The Co-General Partners are primarily responsible, with no obligation to expend any of their own funds, to determine and negotiate alternative sources of financing for the Frisco Square Partnerships.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If at any time after December 31, 2005, any entity that is in the Five Star Group or the Fairways Group desires to sell its partnership interests in the Frisco Square Partnerships, a buy/sell agreement is set forth in the Master Agreement which could require the other partners to buy such interests or sell their own. Notwithstanding the above, Fairways Frisco may transfer its interest in the Frisco Square Partnerships to any person controlled or managed by Mr. Leslie.

The Master Agreement provides Fairways Frisco an option to acquire a 50% partnership interest, sharing ratio and interest in FSLTD. Fairways Frisco paid $273,152 to FSLTD for this option in January 2005. The Option held by Fairways Frisco shall only be exercisable if the outstanding debt of FSLTD to CoServe Denton Realty Partners is refinanced before June 30, 2005 on reasonable and market terms. Fairways Frisco is currently negotiating with a lender to refinance the FSLTD debt, however, there can be no assurances that the refinancing will be successful or that it will be on reasonable and market terms. The outstanding amount of this debt on December 31, 2004 was $21.8 Million. Fairways Frisco is authorized to negotiate with the existing lender and other potential lenders with respect to such financing subject to FSLTD’s consent which consent must be given if the specified parameters for such refinancing are met. Fairways Frisco has also been granted approval rights with respect to designated partnership activities for FSLTD.

The interests in the Partnerships were acquired by the Company or the Fairways Group from the Partnerships and the Five Star Group. The Company has no other material relationship with the Partnerships or the members of the Five Star Group.

Subsequent to December 31, 2004, Fairways Equities, LLC, as the general partner of Fairways Frisco, sold additional limited partnership interests in Fairways Frisco. The proceeds from the sale of these limited partnership interests are intended to be used for the purpose of making additional capital contributions to the Frisco Square Partnerships (as required by the Master Agreement further described herein). The following is a summary of the partnership interests in Fairways Frisco based on actual cash investments and subscriptions received as of March 21, 2005:

	Cash Investment	Partnership % Owned	Investment Subscription	Partnership % Owned
Ascendant Solutions, Inc.	$750,000	16.4%	$1,000,000	16.3%
Fairways Equities, LLC (1)	1,136,000	24.8%	1,325,000	21.5%
CLB Partners (2)	250,000	5.5%	500,000	8.1%
Other non-affiliated accredited investors	2,448,000	53.4%	3,325,000	54.1%

Total capital contributions	$4,584,000	100.0%	$6,150,000	100.0%

(1)	Fairways Equities, LLC is the general partner of Fairways Frisco and the members of Fairways Equities, LLC, individually or through their affiliates, are limited partners

(2)	CLB Partners is a shareholder of the Company and one of its partners and co-founders, Mr. Will Cureton is a member of the Company’s Board of Directors. Mr. Richard Bloch, a former director of the Company and the father of Jonathan Bloch, a member of the Company’s Board of Directors, is also one of its partners and co-founders.

The remaining unfunded subscription amount of $1,566,000 is due to Fairways Frisco on or before April 22, 2005.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Unaudited Pro forma Information

Below is certain unaudited pro forma information based on historical financial information assuming the DHI and CPOC acquisitions had occurred as of January 1, 2004 and 2003:

	(Audited) Year Ended December 31,	(Unaudited) Pro Forma Effect of Acquisitions	(Unaudited) Pro Forma Results Year Ended December 31
	2004
Revenue	$39,291,000	$12,413,000	$51,704,000
Net income (loss)	$249,000	$392,000	$641,000
Net income (loss) per share, basic	$0.01		$0.03
Net income (loss) per share, diluted	$0.01		$0.03
	2003
Revenue	$505,000	$51,870,000	$52,375,000
Net income (loss)	$(818,000)	$2,494,000	$1,676,000
Net income (loss) per share, basic	$(0.04)		$0.08
Net income (loss) per share, diluted	$(0.04)		$0.08

These pro forma results are not necessarily indicative of the results that would have occurred if the DHI and CPOC acquisitions had been in effect for the years ended December 31, 2004 and 2003, nor are they indicative of the results that will occur in the future. The pro forma results include adjustments to give effect to the acquisitions as of January 1, 2004 and 2003, including interest expense on the Acquisition Note, amortization of the non-compete agreements, legal fees related to the acquisition of CPOC, bankruptcy expenses incurred prior to the DHI acquisition and the effects of minority interest.

4.    Trade Accounts Receivable

	Healthcare	Real Estate Advisory	Total
Trade accounts receivable	$4,319,000	$2,411,000	$6,730,000
Less—allowance for doubtful accounts	(380,000)	—	(380,000)

	$3,939,000	$2,411,000	$6,350,000

Healthcare trade accounts receivable consists primarily of amounts receivable from third-party payers (insurance companies and governmental agencies) under various medical reimbursement programs, institutional healthcare providers, individuals and others and are not collateralized. Certain receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. Healthcare accounts receivable are reduced by an allowance for the amounts deemed to be uncollectible. In general, an allowance for retail pharmacy accounts aged in excess of 60 days and infusion therapy accounts aged in excess of 180 days is established. Accounts that management has ultimately determined to be uncollectible are written off against the allowance.

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 18.4% of total accounts receivable at December 31, 2004. No other single customer or third-party payer accounted for more than 10% of DHI’s accounts receivable at December 31, 2004.

The Company’s real estate advisory services operations grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the period from May 1,

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 (date of acquisition) to December 31, 2004, the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer combined totaling approximately $3,479,000 or 39% of its total revenue.

5.    Inventories

Inventories consist of the following:

	December 31 2004	December 31 2003
Inventory-retail pharmacy	$1,498,000	$—
Inventory-infusion/homecare	480,000	—
Inventory-general retail	578,000	—
Less: Inventory reserves	(58,000)	—

	$2,498,000	$—

6.    Prepaid Expenses

Prepaid expenses consist of the following:

	December 31, 2004	December 31, 2003
Prepaid insurance	$279,000	$125,000
Deferred tenant representation costs	200,000	—
Other prepaid expenses	24,000	—

	$503,000	$125,000

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

7.    Property and Equipment, Net

Property and equipment, net consist of the following:

	Estimated Useful Lives	December 31, 2004	December 31, 2003
Computer equipment and software	3 to 5 years	$317,000	$22,000
Furniture, fixtures and equipment	5 to 7 years	336,000	9,000
Leasehold improvements	Life of Lease	321,000	—

		974,000	31,000
Less—accumulated depreciation		(258,000)	(14,000)

		$716,000	$17,000

Depreciation expense was $257,000, $63,000 and $18,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	December 31, 2004	December 31, 2003
Goodwill	$7,299,000	$—

Other intangible assets:
Patient Prescriptions	544,000	—
Non-compete Agreements	450,000
Less—accumulated amortization	(236,000)	—

	$758,000	$—

The acquisitions of the Park Assets and CPOC have been accounted for using the purchase method of accounting and the purchase prices have been allocated as follows:

	Park Assets	CPOC
Net cash acquired	$1,396,000	$141,000
Trade accounts receivable	5,044,000	2,604,000
Inventory	2,281,000	—
Furniture, fixtures and equipment	547,000	312,000
Other assets	166,000	297,000
Patient prescriptions	544,000	—
Goodwill	—	7,299,000
Non-compete agreements	—	450,000
Accounts payable and accrued liabilities	(2,983,000)	(2,910,000)
Line of credit payable under secured $800,000 bank credit facility	—	(500,000)
Note payable to related party	—	(500,000)
Notes payable under equipment financing obligations	(23,000)	(93,000)

Allocated purchase price	$6,972,000	$7,100,000

The excess of the purchase price over the net tangible assets acquired have been allocated to (i) patient prescriptions for the Park Assets acquisition which are being amortized over 3 years and (ii) to non-compete agreements and goodwill for the CPOC acquisition. In connection with the CPOC acquisition, the Company obtained non-compete agreements from nine of CPOC’s management and key employees, including Kevin Hayes, CPOC’s Chairman. The non-compete agreements are being amortized over their contractual life of 3 years, which amounted to $100,000 for the period from the acquisition date of May 1, 2004 through December 31, 2004.

9.    Investment in Limited Partnerships

Investment in limited partnerships consist of the following:

	Ownership %	December 31, 2004	December 31, 2003
Ampco Partners, Ltd.	10%	$256,000	$284,000
Fairways Equities LLC	20%	1,000	1,000
Frisco Square Partnerships	50%	154,000	—

		$411,000	$285,000

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2004	December 31, 2003
Accrued real estate commissions & fees	$2,060,000	$—
Accrued payroll and related	540,000	—
Accrued expenses	220,000	33,000
Accrued rent	116,000	—
Accrued property, franchise and sales taxes	44,000	15,000
Accrued state income taxes payable	181,000	—

	$3,161,000	$48,000

11.    Notes Payable

Notes payable at December 31, 2004 were as follows:

Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$688,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal of $3,084,000 due in March 2007.	3,783,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal of $408,000 due in March 2007.	501,000
AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	726,000
Note payable to Kevin Hayes, prior shareholder of CRESA Partners of Orange County, Inc. (predecessor to CRESA Partners of Orange County, LP, f/k/a The Staubach Company - West, Inc.)
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% (5.75% at December 31, 2004) payable monthly, principal payable quarterly from the Company’s equity interest in the operating cash flow, as defined, of CRESA Partners of Orange County, LP., secured by a subordinated security interest in substantially all assets of CRESA Partners of Orange County, LP.	6,900,000
Capital lease obligations, secured by office equipment	18,000

12,616,000
Less current portion	(461,000)

$12,155,000

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate maturities of notes payable for the 12 months ended December 31 are as follows:

2005	$461,000
2006	479,000
2007	11,176,000
2008	40,000
2009	460,000
Thereafter	—

$12,616,000

The Bank of Texas credit facility contains a borrowing base formula with which the Company must comply. If the outstanding borrowings under the facility exceed the borrowing base, the Company is obligated to make additional principal payments to reduce the outstanding borrowings. As of December 31, 2004, the Company was in compliance with this borrowing base requirement.

12.    Income Taxes

The provision (benefit) for income taxes is reconciled with the statutory rate for the years ended December 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002
Provision (benefit) computed at federal statutory rate	$141,000	$(278,000)	$(247,000)
State income taxes, net of federal tax effect	178,000	(24,000)	(32,000)
Other permanent differences	104,000	—	—
Expiration of state net operating loss carryover	267,000	60,000	—
Benefit of federal NOL utilization	(300,000)	—	—
Benefit of state NOL utilization	(26,000)	—	—
Other changes in deferred tax assets valuation allowance	(198,000)	191,000	389,000
Other	—	51,000	(110,000)

Current provision	$166,000	$—	$—

Significant components of the deferred tax asset at December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Deferred tax assets (liabilities):
Net operating loss carryforward	$17,812,000	$18,370,000	$18,157,000
Allowance for doubtful accounts	141,000	—	—
Property and equipment	(85,000)	12,000	—
Prepaid insurance	—	(6,000)	1,000
Deferred compensation	(29,000)	(17,000)	—
Other	(2,000)	—	—

Total deferred tax assets	17,837,000	18,359,000	18,158,000
Less valuation allowance	(17,837,000)	(18,359,000)	(18,158,000)

Net deferred tax assets	$—	$—	$—

The Company’s total deferred tax assets have been fully reserved because of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company had accumulated approximately $49 million of federal net operating loss carryforwards and $39 million of state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2023. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of the Company’s net operating loss carryforwards that may be used to offset taxable income. The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company’s net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. If an “ownership change” is determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, an “ownership change” may occur in the future as a result of future changes in the ownership of the Company’s stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A future “ownership change” would result in Code Section 382 limiting the Company’s deduction of operating loss carryforwards attributable to periods before the future ownership change.

13.    Stockholders’ Equity

Preferred Stock

The Company has authorized preferred stock as follows:

Series A convertible preferred stock, $.0001 par value	1,111,111	shares
Series B redeemable preferred stock, $.0001 par value	1,111,111	shares
Series C non-voting preferred stock, $.0001 par value	3,200,000	shares
“Blank check” preferred stock, $.0001 par value	2,077,778	shares

Total	7,500,000	shares

No preferred stock was outstanding at December 31, 2004 or 2003.

Common Stock

On July 24, 2001, James C. Leslie, Chairman of the Board, and CLB Partners, Ltd. purchased an aggregate of 5,000,000 shares of the Company’s common stock at $0.08 per share from Norman Charney (former Chairman and Chief Executive Officer) and CCLP, Ltd., a Texas limited partnership, of which David Charney (son of Norman Charney) was the sole general partner. This transaction resulted in an aggregate purchase price of $400,000. CLB Holdings LLC, a Texas limited liability company, is the general partner of CLB Partners, Ltd. Richard Bloch, a former director of the Company, and Will Cureton, a current director of the Company, are the managers of CLB Holdings LLC and the Richard and Nancy Bloch Family Trust and Will Cureton are the members of CLB Holdings LLC. On August 29, 2003, James C. Leslie and CLB Partners, Ltd. increased their ownership in the Company by purchasing an aggregate of 1,921,300, shares from a former shareholder of the Company in a negotiated transaction.

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

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred compensation equivalent to the market value of these restricted common shares at the date of issuance is reflected in Stockholders’ Equity and is being amortized on a straight line basis to operating expense over three years. Deferred compensation amortization expense included in the accompanying consolidated statement of operations amounted to $40,000, $35,000 and $23,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

The Company has warrants outstanding to purchase an aggregate of 800,000 shares of common stock at prices ranging from $1.00 to $3.00 per share related to the Company’s private placement offering in 1999. In September 2002, the Company’s Board of Directors authorized the extension of the maturity of the 800,000 warrants, which are held by Jonathan Bloch, one of its directors, from February 5, 2004 to February 5, 2006.

14.    Stock Option Plan

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. As of December 31, 2004 and 2003 respectively, options to purchase 1,140,000 and 1,340,000 shares of common stock were outstanding under the Plan.

The exercise price of the options is determined by the administrators of the Plan, but cannot be less than the fair market value of the Company’s common stock on the date of the grant. Options vest ratably over periods of one to six years from the date of the grant. The options have a maximum life of ten years.

Following is a summary of the activity of the Plan:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2002	765,000	$2.52
Granted in 2002	1,385,000	0.24
Exercised in 2002	—	—
Canceled in 2002	(810,000)	2.37

Outstanding, December 31, 2002	1,340,000	$0.26
Granted in 2003	—	—
Exercised in 2003	—	—
Canceled in 2003	—	—

Outstanding, December 31, 2003	1,340,000	$0.26
Granted in 2004	—	—
Exercised in 2004	(200,000)	0.24
Canceled in 2004	—	—

Outstanding, December 31, 2004	1,140,000	$0.26

Additional information regarding options outstanding as of December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Number Exercisable	Weighted Average Exercise Price
$1.00	30,000	4.20	30,000	$1.00
$0.24	1,110,000	7.20	1,088,000	$0.24

	1,140,000		1,118,000	$0.32

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 14, 2002, in an attempt to further align the interests of management and members of its Board of Directors with its stockholders, the Company granted an aggregate of 375,000 options, having an exercise price of $0.24 per share, to certain of its directors. In addition, the Company granted an aggregate of 1,000,000 performance-based options, 400,000 to its Chairman and 600,000 to its President & CEO. These management options, having an exercise price of $0.24 per share, are intended to incentivize management. The management options have a vesting period of six years which can be accelerated upon achievement of certain performance goals. In May 2004, these performance goals were achieved and the Company’s Board of Directors accelerated the vesting of the remaining 666,667 unvested options out of the 1,000,000 performance-based options issued in 2002. Additionally, in March 2002, the Company cancelled 450,000 options previously held by its President & CEO and issued 425,000 shares of restricted stock in lieu thereof. These shares of restricted stock vest over three years. The award of performance-based options and restricted stock to the President & CEO was made, in part, in exchange for a reduction of salary paid to its President & CEO.

In February 1999, in a separate transaction outside of the Plan, an executive of the Company was granted options exercisable for 957,000 shares of common stock. These options expired in February 2004.

15.     Employee Benefit Plan

The Company’s employees (including employees of its acquired subsidiaries DHI and CPOC) participated in three 401(k) plans during 2004. Under two of the plans, the Company made matching contributions based on the amount of employee contributions. Total contributions by the Company under all three plans were $29,000 and $2,160 in 2004 and 2003, respectively. There were no contributions in 2002 to a 401(k) plan.

Effective January 1, 2005, the Company established a new 401(k) plan to cover all of its employees, and it terminated the old 401(k) plans related to the acquired entities. The terms of the new plan are substantially the same as the terms of the 401(k) plans of its acquired subsidiaries, DHI and CPOC. Under the terms of the new plan, the Company has the option to match employee’s contributions, in an amount and at the discretion of the Company.

16.    Computations of Basic and Diluted Net Loss Per Common Share

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$249,000	$(818,000)	$(728,000)

Weighted average number of shares outstanding used in computing basic net income (loss) per share	21,803,817	21,557,150	21,230,900
Effect of dilutive stock options and warrants	585,450	—	—
Weighted average number of shares outstanding used in computing diluted net income (loss) per share	22,389,267	21,557,150	21,230,900

Basic net income (loss) per share	$0.01	$(0.04)	$(0.03)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.03)

17.    Commitments and Contingencies

The Company’s current office space is leased on a month-to-month basis from JamJen, Inc. (“Landlord”), an entity controlled by Mr. Leslie, the Company’s Chairman (See Note 18).

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation pursuant to which DHI and its newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide DHI with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. From the date of acquisition through December 31, 2004, DHI purchased over $17,250,000 of its pharmaceutical products from Amerisource Bergen.

In March 2005, the Company committed to invest up to $1.0 million in the Fairways Frisco Partnerships, as more fully described in Note 2 to these consolidated financial statements.

Operating Leases

The Company and its subsidiaries leases its pharmacy, real estate advisory service and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $974,000 and $45,000 for the years ended December 31, 2004 and 2003, respectively.

Years ending December 31,
2005	$1,457,000
2006	1,325,000
2007	1,129,000
2008	979,000
2009	620,000
Thereafter	519,000

$6,029,000

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). The Company filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, the Company filed its opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On September 8, 2004, the Fifth Circuit granted plaintiffs’ petition for permission to appeal the denial of class certification. Briefing on the appeal is complete but the Fifth Circuit has not yet ruled on plaintiff’s appeal.

The Company continues to deny plaintiffs’ allegations and intends to vigorously defend itself. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

range of damages, if any, that the Company might incur in connection with this lawsuit. The Company’s insurance carriers are continuing to provide for the payment of its defense costs in connection with this case and intends to vigorously defend against the lawsuits.

On May 5, 2003, Hometown Wholesale Furniture Club, Inc. and Jeff Cordes, its founder, filed a lawsuit in the 191st Judicial District Court of Dallas County, Texas against ADA Wholesale Furniture Club, Inc. and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. On June 27, 2003, they added the Company to the lawsuit.

On June 6, 2003, J.D. Davis, individually and d/b/a ADA Wholesale Furniture Club filed a lawsuit in the District Court of Gregg County, Texas against the Company, David Bowe and other defendants claiming breach of contract, conversion of trade secrets, breach of covenant not to compete, conspiracy and fraud in connection with failed negotiations for the sale of a business. The Gregg County case was dismissed with prejudice on October 7, 2004 and the Dallas County case was dismissed with prejudice on October 11, 2004. In connection with the dismissals, a settlement agreement was reached among the parties pursuant to which the Company was released from all claims.

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

Mr. Millard filed a Chapter 13 bankruptcy case in Dallas, Texas on August 15, 2003. Millard’s Chapter 13 bankruptcy case was converted to a Chapter 7 liquidation bankruptcy case on December 20, 2004. Upon the conversion of the bankruptcy case, Daniel J. Sherman was appointed Chapter 7 Trustee. The Trustee now owns and controls the claims asserted in the Millard Action. We have been negotiating with the Trustee concerning a possible settlement of the case. As of the date of this report, no resolution has yet been reached.

The Company is also occasionally involved in other claims and proceedings, which are incidental to its business. The Company cannot determine what, if any, material affect these matters will have on its future financial position and results of operations.

18.    Related Party Transactions

Since May 1, 2002, the Company has sublet its office space from JamJen, Inc., an entity controlled by Mr. Leslie, our Chairman. Mr. Leslie controls, and Mr. Will Cureton, one of our directors, is indirectly a limited partner in the entity that owns the building in which the office space is leased by JamJen. Ascendant currently pays monthly rent of approximately $1,800. Capital Markets also shares the space and pays monthly rent to JamJen and another entity controlled by two of the Fairways Members, of approximately $41,100. In connection with our sharing of office space with JamJen, we incur certain shared costs with JamJen, which gives rise to reimbursements from us to JamJen. These costs were approximately $22,800 and $3,400 in 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, Ascendant paid approximately $26,100 and $21,400 and Capital Markets paid approximately $41,100 and $23,600 in rent, respectively. Ascendant has not entered into a lease with JamJen, but rather is renting the office space on a month-to-month basis. Ascendant believes that such arrangement has been on terms no less favorable to the Company than could have been obtained in a transaction with an independent third party.

During the year ended December 31, 2004, the Company paid fees to its directors of $11,000 in exchange for their roles as members of the board of directors and its related committees.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 2, the Company acquired CPOC on May 1, 2004 and in connection with that acquisition, it assumed a $500,000 note payable to Kevin Hayes, who is currently the Chairman of CPOC, and it entered into the Acquisition Note with Mr. Hayes. During the period from the acquisition date through December 31, 2004, CPOC paid $508,800 to Mr. Hayes for principal and interest under the assumed note, which was paid in full during December 2004. For the same period, ASDS made interest payments of $211,000 to Mr. Hayes related to the Acquisition Note, as more fully described in Note 2.

Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC, a national real estate services firm. Capital Markets currently employs, seven people, including the Fairways Members. Mr. Leslie, the Company’s Chairman, and Mr. Bowe, the Company’s President & CEO, and certain employees of Capital Markets are limited partners in VTE.

In April 2004, the Company invested approximately $97,000 through ASE Investments for a 24.75% interest in Fairways 36864, LP, (whose other partners also included the Fairways Members) that participated in the development of and leaseback of single tenant commercial properties. In August and October 2004, respectively, these properties were sold and the Company recognized investment income of $84,000 in addition to the return of its original investment of $97,000.

As discussed in Note 2, the Company acquired the stock of CPOC, a former licensee of The Staubach Company, a national real estate services firm. Mr. Leslie, the Company’s Chairman was employed by The Staubach Company from 1982 to 2001 and served as its President and Chief Operating Officer from 1996 to 2001.

As discussed in Note 2, the Company made an investment in Fairways 03 New Jersey, LP in December 2003, along with the Fairways Members and on substantially the same terms as the other limited partners in Fairways 03 New Jersey, LP.

As discussed in Note 20, the Company agreed to indemnify the other partners of Fairways 03 New Jersey, LP (who are also the Fairways Members) for its 20% pro rata partnership interest of a guarantee of bank indebtedness which the partners provided to a bank. The limit of the Company’s indemnification under this agreement is $520,000.

19.    Unaudited Quarterly Financial Data for 2004 and 2003:

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands except per share amounts)

	March 31	June 30	Sept. 30	Dec. 31 (1)	Year Ended 2004
2004
Revenue	$1,452	$12,285	$12,084	$13,470	$39,291
Gross profit	738	4,536	4,243	4,719	14,236
Net income (loss)	(106)	214	3	138	249
Net income per share, basic	—	0.01	—	0.01	0.01
Net income per share, diluted	—	0.01	—	0.01	0.01
Weighted average shares, basic	21,666	21,733	21,883	21,933	21,804
Weighted average shares, diluted	21,666	21,925	22,419	22,600	22,389

2003(2)
Revenue	$40	$40	$—	$425	$505
Gross profit	40	40	—	425	505
Net loss	(217)	(282)	(260)	(59)	(818)
Net loss per share, basic	(0.01)	(0.01)	(0.01)	—	(0.04)
Net loss per share, diluted	(0.01)	(0.01)	(0.01)	—	(0.04)
Weighted average shares	21,231	21,666	21,666	21,666	21,557

ASCENDANT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Subsequent to December 31, 2004, the Company completed its analysis of the intangible assets created in the CPOC acquisition, which resulted in the Company allocating $450,000 of the intangible asset to non- compete agreements which are being amortized over 36 months. This resulted in a $100,000 non-cash charge recorded in the December 31, 2004 quarter for amortization of the non-compete agreements for the period from the acquisition date on May 1, 2004 through December 31, 2004.

(2)	The 2003 quarterly information will not tie across due to the different number of weighted average shares.

20.	Subsequent Events

In January 2005, the Company agreed to provide a limited indemnification to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness. The Company’s partners in this investment are the Fairways Members. The Company’s indemnification to the Fairways Members is limited to its 20% pro rata partnership interest of the $2.6 million in bank debt that was guaranteed by the individuals.

In March 2005, the Company committed to invest up to $1 million in the Fairways Frisco Partnerships, as more fully described in Note 2 to these consolidated financial statements.

21.	Segment Information

The Company is organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. The healthcare segment consists of the operations of DHI, while the real estate advisory services segment consists of the operations of the CRESA Partners of Orange County LP and CRESA Capital Markets Group LP. Key measures used by the Company’s management to evaluate business segment performance include revenue, cost of sales, gross profit, investment income and EBITDA. EBITDA is calculated as net income before deducting interest, taxes, depreciation and amortization. Although EBITDA is not a measure of actual cash flow because it does not consider changes in assets and liabilities that may impact cash balances, the Company believes it is a useful metric to evaluate operating performance.

Statements of operations and balance sheet data for the Company’s principal business segments for the years ended December 31, 2004 and 2003 are as follows (000’s omitted):

	Years Ended December 31
	Healthcare		Real Estate Advisory Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$29,532	$—	$9,759	$505	$—	$—	$39,291	$505
Cost of sales	19,667	—	5,388	—	—	—	25,055	—

Gross profit	9,865	—	4,371	505	—	—	14,236	505

EBITDA	270	—	2,063	2	(904)	(787)	1,429	(785)

Less:
Interest Expense	297	—	247	3	(24)	(33)	520	(30)
Taxes	—	—	166	—	—	—	166	—
Depreciation & Amortization	272	—	215	2	7	61	494	63

Net Income	$(299)	$—	$1,435	$(3)	$(887)	$(815)	$249	$(818)

	December 31,
	Healthcare		Real Estate Advisory Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003
Total assets	$8,811	$—	$10,971	$75	$971	$2,766	$20,753	$2,841

REPORT OF INDEPENDENT REGIST ERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Park Pharmacy Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Park Pharmacy Corporation (“the Company”) as of March 24, 2004 and June 30, 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from July 1, 2003 to March 24, 2004 and for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Pharmacy Corporation as of March 24, 2004 and June 30, 2003, and the results of its operations and cash flows for the period from July 1, 2003 to March 24, 2004 and for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on December 2, 2002, Park Pharmacy Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company continued to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As further discussed in Note 14 to the consolidated financial statements, on March 4, 2004 the Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization and the sale of substantially all the Company’s assets and assumption of its liabilities as of March 24, 2004 pursuant to an Asset Purchase Agreement entered into with Ascendant Solutions, Inc (“Ascendant”). The accompanying March 24, 2004 balance sheet presents The Company’s financial position immediately prior to the closing of the transaction with Ascendant. Subsequent to the sale of its assets, Park Pharmacy Corporation had no remaining assets or liabilities. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas

August 27, 2004

PARK PHA RMACY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 24, 2004	June 30, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,413,961	$1,045,691
Trade accounts receivable, net of allowance for doubtful accounts of $2,743,000 and $2,622,000, respectively	5,044,374	5,098,838
Inventories	2,356,223	2,119,342
Prepaid expenses and other	149,070	409,035

Total current assets	8,963,628	8,672,906

PROPERTY AND EQUIPMENT, net	895,451	1,031,210

OTHER ASSETS	145,758	153,171

Total assets	$10,004,837	$9,857,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
Accounts payable	$5,134,825	$4,671,795
Accrued liabilities	846,525	934,006
Income taxes payable	—	16,239
Current portion of long-term obligations	23,374	14,042

Total current liabilities	6,004,724	5,636,082

LIABILITIES SUBJECT TO COMPROMISE	7,142,100	7,602,647

LONG-TERM OBLIGATIONS, net of current portion	—	26,507

Total liabilities	13,146,824	13,265,236

COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock; $.001 par value; 250,000,000 shares authorized; 2,613,498 shares issued and outstanding (liquidation preference of $10 per share, aggregating to $26,134,980)	2,614	2,614
Common stock; $.0001 par value; 750,000,000 shares authorized; 10,105,381 shares issued and outstanding	1,011	1,011
Additional paid-in capital	7,889,126	7,889,126
Accumulated deficit	(11,034,738)	(11,288,003)
Deferred compensation	—	(12,697)

Total stockholders’ deficit	(3,141,987)	(3,407,949)

Total liabilities and stockholders’ deficit	$10,004,837	$9,857,287

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended March 24, 2004, June 30, 2003 and 2002

	Period From July 1, 2003 To March 24, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
REVENUES
Product sales and other, net	$29,485,743	$39,368,169	$43,786,161
OPERATING EXPENSES
Cost of goods sold	19,052,182	25,363,480	28,462,781
Salaries, wages and related taxes	5,349,983	7,363,813	8,941,119
Selling, general and administrative expenses	3,975,587	5,719,993	8,886,174
Depreciation and amortization	140,786	195,036	237,891
Impairment of goodwill	—	1,031,994	124,415

Total operating expenses	28,518,538	39,674,316	46,652,380

Income (loss) from operations	967,205	(306,147)	(2,866,219)
OTHER INCOME (EXPENSE)
Other income, net	125,441	121,726	126,474
Interest expense, net	(323,814)	(708,733)	(426,354)
Financing expenses	—	(25,000)	(141,677)

Total other income (expense)	(198,373)	(612,007)	(441,557)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEM AND INCOME TAXES	768,832	(918,154)	(3,307,776)
REORGANIZATION ITEM—PROFESSIONAL FEES	(515,567)	(49,000)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	253,265	(967,154)	(3,307,776)
INCOME TAX BENEFIT	—	—	94,644

INCOME (LOSS) FROM CONTINUING OPERATIONS	253,265	(967,154)	(3,213,132)
DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from discontinued operations	—	(759,160)	(6,946,470)
Loss on disposals	—	(5,744)	214,574

Loss from discontinued operations, net	—	(764,904)	(6,731,896)

NET INCOME (LOSS)	$253,265	$(1,732,058)	$(9,945,028)

NET INCOME (LOSS) PER COMMON SHARE—basic and diluted:
Continuing operations	$0.01	$(0.03)	$(0.09)

Discontinued operations	$—	$(0.02)	$(0.19)

Net income (loss)	$0.01	$(0.05)	$(0.28)

Weighted Average Common Shares—Basic:	36,035,430	36,035,430	36,035,430

Weighted Average Common Shares—Diluted:	36,035,430	36,035,430	36,035,430

See accompanying notes to these consolidated financial statements.

PARK PHARMACY COR PORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Periods Ended March 24, 2004, June 30, 2003 and 2002

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCES, June 30, 2001	3,024,581	$3,025	5,719,551	$572	$7,942,054	$389,083	$(141,286)	$8,193,448
Conversions of preferred stock	(411,083)	(411)	4,110,830	411	—	—	—
Issuance of common stock in connection with business acquired	—	—	260,000	26	(26)	—	—	—
Deferred compensation in connection with restricted stock awards, net of forfeitures	—	—	15,000	2	7,198	—	(7,200)	—
Amortization of deferred compensation, net of forfeitures	—	—	—	—	(60,100)	—	131,558	71,458
Net loss	—	—	—	—	—	(9,945,028)	—	(9,945,028)

BALANCES, June 30, 2002	2,613,498	2,614	10,105,381	1,011	7,889,126	(9,555,945)	(16,928)	(1,680,122)
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	—	4,231	4,231
Net loss	—	—	—	—	—	(1,732,058)	—	(1,732,058)

BALANCES, June 30, 2003	2,613,498	2,614	10,105,381	1,011	7,889,126	(11,288,003)	(12,697)	(3,407,949)
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	—	12,697	12,697
Net income	—	—	—	—	—	253,265	—	253,265

BALANCES, March 24, 2004	2,613,498	$2,614	10,105,381	$1,011	$7,889,126	$(11,034,738)	$—	$(3,141,987)

See accompanying notes to these consolidated financial statements.

PA RK PHARMACY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended March 24, 2004, June 30, 2003 and 2002

	Period From July 1, 2003 To March 24, 2004	Years Ended June 30,
		2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$253,265	$(1,732,058)	$(9,945,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140,785	216,222	473,555
Amortization and write off of debt issuance costs	—	—	141,677
Amortization of deferred compensation	12,697	4,231	71,458
Impairment of property and equipment	5,883	—	84,160
Write-down of capitalized software costs	—	—	2,595,740
Impairment and write-off of goodwill	—	2,035,784	2,600,488
Gain on sale of business	(126,000)	—	—
(Gain) loss on disposal of discontinued operations	—	5,744	(214,574)
Deferred income taxes	—	—	331,756
Other	—	4,473	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade accounts receivable	54,464	976,300	2,741,529
Refundable income taxes	—	296,547	(296,547)
Inventories	(236,881)	231,433	1,385,793
Prepaid expenses and other	259,965	(30,287)	(187,995)
Other assets	7,413	(116,384)	(10,874)
Trade accounts payable	463,030	(1,189,576)	1,699,230
Accrued liabilities	(120,901)	(486,178)	227,483
Income taxes payable	—	(98,800)	(400,408)

Net cash provided by operating activities	713,720	117,451	1,297,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,910)	(58,883)	(324,635)
Proceeds from sale of property and equipment	13,000	210,000	—
Increase in software costs	—	—	(136,216)
Proceeds from sale of businesses	—	334,864	845,000

Net cash provided by (used in) investing activities	(10,910)	485,981	384,149

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	—	1,637,131	19,039,874
Repayments of notes payable and long-term debt	(334,540)	(1,361,448)	(21,854,451)
Repayments of other long-term obligations	—	(18,202)	(24,453)
Repayment of capital lease obligation	—	(269,707)	—

Net cash provided by (used in) financing activities	(334,540)	(12,226)	(2,839,030)

CHANGE IN CASH AND CASH EQUIVALENTS	368,270	591,206	(1,157,438)
CASH AND CASH EQUIVALENTS, beginning of period	1,045,691	454,485	1,611,923

CASH AND CASH EQUIVALENTS, end of period	$1,413,961	$1,045,691	$454,485

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$323,814	$409,626	$410,200

Income taxes	$—	$(296,547)	$289,200

Reorganization item—professional fees	$541,427	$110,500	$—

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital lease obligations incurred in connection with equipment purchases	$—	$—	$330,868
Write-off of fully depreciated property and equipment	$—	$—	$226,026
Deferred compensation in connection with restricted stock awards	$—	$—	$7,200
Deferred compensation in connection with stock options	$—	$—	$(60,100)

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Basis of Presentation

Park Pharmacy Corporation (the “Company”), a Colorado corporation, is primarily engaged in the sale of prescription and over-the-counter medications, healthcare products and related services. The Company sells its products and services to a variety of customers including individuals, hospices, assisted-living facilities and other institutional healthcare providers. The Company was also involved in the wholesale distribution of pharmacy-related products and supplies, which were sold primarily to independent pharmacies and national retail chains.

On December 2, 2002, Park Pharmacy Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) (Case No. 02-80896-SAF-11). On March 3, 2003, the Company’s wholly owned subsidiaries MJN Enterprises, Inc. and Raven’s Pharmacy, Inc. also filed voluntary Chapter 11 petitions. The Company continued to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As described in Note 14, on March 24, 2004, substantially all of the Company’s assets were acquired and liabilities assumed by Dougherty’s Holdings, Inc, a newly formed subsidiary of Ascendant Solutions, Inc. The accompanying financial statements reflect the financial position of the Company immediately prior to that transaction.

2.    Summary of Significant Accounting Policies

(a) – Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

As more fully described in Note 5, during the years ended June 30, 2003 and 2002, the Company sold its wholesale distribution subsidiary, closed some of its pharmacy operations and suspended the development of its Internet-based pharmaceutical care information system (the “Rx-Pro software”). The operating results related to these activities have been reported as discontinued operations in the accompanying consolidated financial statements.

Under the Bankruptcy Code, certain claims against the Company in existence prior to the filing of the Chapter 11 Petitions are stayed while the Company continues its business operations as a Debtor-In-Possession. The claims are reflected in the accompanying consolidated balance sheets as “Liabilities Subject to Compromise”.

(b) – Accounting for Reorganization

The accompanying consolidated financial statements of the Company has been prepared in accordance with the Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Condensed combined financial statements of the Company’s Debtors and Non-Debtors are set forth below. The Company’s Debtors include all entities that filed for protection from creditors in fiscal 2003. Non-Debtors include the Company’s wholly owned subsidiaries Park Infusion Services LP, Park Medicine Man, LP and Dougherty’s Pharmacy, Inc., which were generally not affected by the bankruptcy filings. These statements reflect the Company’s financial condition and results of operations on a combined basis, including certain amounts and transactions between the Company’s Debtors and Non-Debtors which are eliminated in the consolidated financial statements.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combined Statement of Operations

Year Ended June 30, 2004

(in thousands)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$—	$29,486	$—	$29,486
Cost of goods sold	—	19,052	—	19,052
Operating expenses	1,512	7,954	—	9,466

Operating (loss) income	$(1,512)	$2,480	$—	$968

Other (expense) income net	(323)	125	—	(198)
Reorganization items, net	(516)	—	—	(516)

Net (loss) income	$(2,351)	$2,605	$—	$254

Condensed Combined Balance Sheet

June 30, 2004

(in thousands)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current Assets	$1,071	$7,893	$—	$8,964
Non-Current Assets	2,860	989	(2,808)	1,041

Total Assets	$3,931	$8,882	$(2,808)	$10,005

Current Liabilities	$729	$5,276	$—	$6,005
Liabilities Subject to Compromise	7,142	—	—	7,142

Total Liabilities	$7,871	$5,276	$—	$13,147
Stockholders’ Deficit	(3,940)	3,606	(2,808)	(3,142)

Total Liabilities & Stockholders’ Deficit	$3,931	$8,882	$(2,808)	$10,005

Condensed Combined Statement of Operations

Year Ended June 30, 2003

(in thousands)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Operating revenues	$—	$39,368	$—	$39,368
Cost of goods sold	—	25,363	—	25,363
Operating expenses	1,552	12,759	—	14,311

Operating (loss) income	$(1,552)	$1,246	$—	$(306)

Other (expense) income net	(623)	11	—	(612)
Reorganization items, net	(49)	—	—	(49)

(Loss) income from continuing operations	(2,224)	1,257	—	(967)
Loss from discontinued operations, net of tax	(765)	—	—	(765)

Net (loss) income	$(2,989)	$1,257	$—	$(1,732)

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combined Balance Sheet

June 30, 2003

(in thousands)

	Debtors	Non-Debtors	Consolidation/ Elimination Entries	Consolidated
Current Assets	$1,082	$7,591	$—	$8,673
Non-Current Assets	3,045	952	(2,813)	1,184

Total Assets	$4,127	$8,543	$(2,813)	$9,857

Current Liabilities	$649	$4,987	$—	$5,636
Liabilities Subject to Compromise	7,602	—	—	7,602
Non-Current Liabilities	27	—	—	27

Total Liabilities	$8,278	$4,987	$—	$13,265
Stockholders’ Deficit	(4,151)	3,556	(2,813)	(3,408)

Total Liabilities & Stockholders’ Deficit	$4,127	$8,543	$(2,813)	$9,857

(c) – Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and those differences could be material. The most significant estimates made by the Company include the net realizable value of third-party receivables.

(d) – Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these items.

(e) – Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

(f) – Revenue Recognition

Product sales and other revenue are reported at the estimated net realizable amounts expected to be received from third-party payers, institutional healthcare providers, individuals and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from healthcare services is recognized at the time services are provided. Revenue from wholesale product sales was recognized at the time of shipment.

A portion of the Company’s revenue is derived from governmental assistance programs, such as Medicare and Medicaid. Governmental programs pay for healthcare costs based on fee schedules and rates that are determined by the related governmental agency. Medicare and Medicaid combined accounted for approximately 11%, 11% and 12% of consolidated revenue for the period from July 1, 2003 to March 24, 2004, and for the years ended June 30, 2003 and 2002, respectively. No other single customer or third-party payer accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) – Accounts Receivable

Accounts receivable consists primarily of amounts receivable from third-party payers (insurance companies and governmental agencies) under various medical reimbursement programs, institutional healthcare providers, individuals and others. Certain receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. The Company reduces its accounts receivable by an allowance for the amounts deemed to be uncollectible. In general, the Company provides an allowance for retail pharmacy accounts aged in excess of 60 days and infusion pharmacy accounts aged in excess of 180 days. Accounts that management has ultimately determined to be uncollectible are written off against the allowance. The Company does not generally require collateral in connection with credit sales to its customers.

Accounts receivable from Medicare and Medicaid combined were approximately 13% and 13% of total accounts receivable at March 24, 2004 and June 30, 2003, respectively. No other single customer or third-party payer accounted for more than 10% of the Company’s consolidated accounts receivable for the periods presented. Concentrations of credit risk associated with individual customer accounts receivable are considered minimal due to the Company’s diverse customer base.

(h) – Inventories

Inventories consists principally of finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market.

(i) – Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives, generally five to seven years, of the underlying assets. Leasehold improvements are depreciated over the expected terms of the underlying leases. Depreciation expense for the period from July 1, 2003 to March 24, 2004, and for the years ended June 30, 2003 and 2002 was approximately $126,300, $216,200 and $241,000, respectively. The costs of repairs and maintenance are expensed as incurred.

The Company periodically reviews the carrying amount of property and equipment for impairment. During fiscal year 2002, the Company determined that expected future cash flows of certain pharmacy equipment did not exceed its carrying amount and recorded a loss of approximately $84,200, which is included in other income, net.

(j) – Software Costs

The Company accounts for costs incurred in connection with internally developed software or software purchased for internal use in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalized eligible costs, primarily the direct cost of obtaining software and payroll-related costs, incurred in connection with its development of an Internet-based pharmaceutical care information system (the “Rx-Pro software”).

In December 2001, the Company determined that a significant market for Internet-based healthcare systems may not emerge and it was necessary to suspend the development of the Rx-Pro software. At that time, management committed to a plan for sale of the RX-Pro software and the Company wrote down the software to its estimated fair value of $100,000 (based primarily on discussions with potential buyers). As a result, the Company recorded a loss of $2,495,740, which is included in discontinued operations for the year ended June 30, 2002. Based on the subsequent inability to complete a sale, management determined it was necessary to revise its

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate of fair value. Accordingly, the Company wrote down the carrying amount of this asset to an estimated fair value of $0 as of June 30, 2002 and recorded an additional loss of $100,000, which is included in discontinued operations.

(k) – Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Through June 30, 2002, goodwill was stated at historical cost and amortized on a straight-line basis over estimated lives of five to 20 years. Prior to July 1, 2002, the Company reviewed its goodwill for impairment whenever events and changes in circumstances indicated that the carrying amount of goodwill may not be recoverable based on an evaluation of undiscounted expected future cash flows of the acquired business. If total future cash flows were less than the carrying amount, goodwill was reduced to its estimated fair value and an impairment loss was recorded. During the year ended June 30, 2002, the Company wrote down the carrying amount of goodwill and recorded a loss of approximately $2,600,500, which is included in discontinued operations.

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, goodwill was no longer amortized, but was instead tested for impairment at least annually or whenever events and changes in circumstances indicate that the value of goodwill may be impaired. SFAS No. 142 prescribes a two-step fair value based approach for testing impairment which differs from the Company’s prior policy, which was permitted under earlier accounting standards, of using future cash flows to determine if goodwill is recoverable.

Upon the Company’s filing for bankruptcy in December 2002, management determined that the Company may not be able to generate sufficient cash flow to operate and expand the businesses to which goodwill had been assigned and that these businesses may have to be sold in the future. Furthermore, management estimated that if the underlying businesses were sold, goodwill carrying amounts may not be recoverable. As a result, management determined that goodwill was impaired and the Company recorded a loss of approximately $2,035,800 ($1,003,800 of which is included in discontinued operations) in the year ended June 30, 2003.

The following table adjusts net income (loss) and earnings per share as if SFAS No. 142 had been adopted for all periods presented.

	Period From July 1, 2003 to March 24, 2004	Years Ended June 30,
		2003	2002
Net income (loss):
As reported—net income (loss)	$253,265	$(1,732,058)	$(9,945,028)
Add back: Goodwill amortization	—	—	232,560

As adjusted—net income (loss)	$253,265	(1,732,058)	(9,712,468)

Earnings per share:
As reported—basic and diluted	$0.01	$(0.05)	$(0.28)
Add back: Goodwill amortization	—	—	0.01

As adjusted—basic and diluted	$0.01	$(0.05)	$(0.27)

(l) – Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were approximately $10,100, $27,300 and $190,200 for the period ended March 24, 2004, and for the fiscal years ended June 30, 2003 and 2002, respectively.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) – Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates and laws which will be in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

(n) – Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

(o) – Stock-Based Compensation

Prior to the Company filing for bankruptcy, at which time all outstanding stock options became worthless, it applied SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The provisions of SFAS 123 allow companies to continue to follow the intrinsic-value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and requires disclosure of the pro forma effects on net income and earnings per share had the fair value of the employee stock options granted been expensed as prescribed by SFAS 123. The Company elected to continue to use APB 25 and related interpretations in accounting for its employee stock options. For awards that generate compensation expense as defined under APB 25, the Company recognized the expense over the vesting period of the award (see Note 10).

3.    Liquidity

In February 2002, the Company’s principal supplier suspended its extension of credit and required that it pay for all inventory purchases on a cash-on-delivery basis. Also, on August 31, 2002, the Company failed to make a scheduled payment under its bank credit facility and was placed in default under its loan agreement. In response to these adverse circumstances, the Company filed a voluntary petition for protection in bankruptcy on December 2, 2002. At that time, the Company’s liabilities included approximately $5,500,000 related to the bank credit facility and approximately $6,000,000 in past due trade payables to the supplier. During the year ended June 30, 2003, the Company divested certain of its subsidiaries and implemented cost control measures. As more fully discussed in Note 14, on March 4, 2004, the Bankruptcy Court confirmed the Company’s reorganization plan. Subsequently, on March 24, 2004 concurrent with an Asset Purchase Agreement, whereby substantially all the Company’s assets were acquired and its liabilities were assumed by Dougherty’s Holdings, Inc, a newly formed subsidiary of Ascendant Solutions, Inc., the Company settled its obligation to the supplier for approximately $1,850,000 and refinanced its bank credit facility through March 2007. The Company may continue to implement a variety of measures in order to improve its overall profitability and enhance its liquidity position.

The Company’s (or its successor’s) need to raise additional financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. Please see Note 14 with respect to the Company’s emergence from bankruptcy proceedings and its concurrent recapitalization in March 2004.

4.    Business Combinations

Business combinations have been accounted for using the purchase method of accounting. The results of operations of the acquired businesses have been included in the consolidated financial statements from their respective dates of acquisition. Net assets of the businesses acquired are recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired was accounted for as goodwill in the Company’s consolidated balance sheet. As discussed in Note 2 (k), these goodwill amounts were subsequently written off in the 2002 and 2003 fiscal years.

5.    Dispositions And Discontinued Operations

Year Ended June 30, 2002

Compass

In July 2001, the Company closed the Compass pharmacy and its assets were relocated to the Dougherty’s pharmacy. Accordingly, the Company recorded a loss of approximately $124,400 in connection with the write-off of unamortized goodwill, which is included in impairment of goodwill in the accompanying consolidated statements of operations.

Pharmacy Components

In December 2001, the Company closed its Raven’s and Medicine Man – Dickinson pharmacy locations. In connection with these closures, the Company recorded a gain on disposal of approximately $214,600, representing proceeds of $465,000 received from the sale of customer prescription lists reduced by the carrying amount of the net assets disposed and closure costs incurred of approximately $250,400. The gain on disposal of Raven’s and Medicine Man—Dickinson and results of operations of these locations are included in discontinued operations in the accompanying consolidated statements of operations.

Rx-Pro Software

In December 2001, the Company suspended the development and held for sale an Internet-based pharmaceutical care information system. The Company wrote down capitalized software costs to their estimated fair value and recorded a loss of approximately $2,595,700 (see Note 2(j)). The Company also recorded a loss of approximately $134,600 in connection with the write-off of unamortized goodwill. These losses and the results of operations of the Rx-Pro software are included in discontinued operations in the accompanying consolidated statements of operations.

Year Ended June 30, 2003

Rx-Pro Prescription Management

In September 2002, the Company sold the prescription management services and certain assets of Rx-Pro for cash consideration of $10,000. In connection with this sale, the Company recorded a loss on disposal of approximately $24,000. The loss on disposal of Rx-Pro and the results of its operations are included in discontinued operations in the accompanying consolidated statement of operations.

The software development operations of Rx-Pro were previously reported as a discontinued operation during fiscal year end June 30, 2002.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MJN Enterprises, Inc.

In November 2002, the Company closed Total Health Care and its assets were relocated to Dougherty’s Pharmacy. Accordingly, the Company recorded a loss of approximately $26,000 in connection with the disposal of assets, which is included in loss on discontinued operations in the accompanying consolidated statements of operations.

Total Pharmacy Supply, Inc.

In April 2003, the Company sold the stock, assets and liabilities of Total Pharmacy Supply for cash consideration of approximately $325,000. In connection with this sale, the Company recorded a gain on disposal of approximately $44,000. The gain on disposal and results of its operations are included in discontinued operations in the accompanying consolidated statements of operations.

Summarized information of discontinued operations is as follows:

	Years Ended June 30,
	2003	2002
Revenues:
Pharmacy components	$—	$3,346,003
Rx-Pro	102,528	122,789
Total Health Care	1,402,259	6,678,938
Total Pharmacy Supply	2,613,788	3,235,221

Total revenues	$4,118,575	$13,382,951

Income (loss) from discontinued operations:
Pharmacy components, net of income tax expense of $26,000 in 2002 and benefit of $26,000 in 2001	$—	$(614,068)
		(3,158,511)
Rx-Pro, no tax effect	185,718	(2,752,201)
		(3,030,245)
Total Health Care, no tax effect	(32,244)	(2,752,201)
		(143,646)

Total Pharmacy Supply, no tax effect	(912,634)	(2,752,201)

		(6,946,470)

	(759,160)	(2,752,201)

Gain (loss) on disposals:
Gain on disposal of pharmacy components, no tax effect	—	214,574
Loss on disposal of Rx-Pro	(23,957)	—
Loss on disposal of Total Health Care	(25,554)	—
Gain on disposal of Total Pharmacy Supply	43,767	—

	(5,744)	214,574

Income (loss) from discontinued operations, net	$(764,904)	$(6,731,896)

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Balance Sheet Information

Property and Equipment

Property and equipment consisted of the following:

	March 24,	June 30,
	2004	2003
Furniture, fixture and equipment	$812,370	$907,753
Computer equipment	350,424	383,742
Leasehold improvements	792,614	792,615
Vehicles	41,093	161,473

	1,996,501	2,245,583
Less accumulated depreciation and amortization	(1,101,050)	(1,214,373)

	$895,451	$1,031,210

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 24,	June 30,
	2004	2003
Payroll and employee benefits	$542,491	$603,283
Insurance cost	—	119,892
Deferred income	—	126,600
Legal fees	243,400	—
Sales and property taxes	46,521	66,192
Other	14,113	18,039

	$846,525	$934,006

Liabilities Subject to Compromise

Liabilities subject to compromise consisted of the following:

	March 24,	June 30,
	2004	2003
Bank of Texas, N.A. credit facility	$5,629,538	$6,090,085
Trade payables to AmerisourceBergen	1,299,010	1,299,010
Trade and other miscellaneous claims	213,552	213,552

	$7,142,100	$7,602,647

7.    Credit Facility

At June 30, 2002, the Company had a revolving line of credit and term note (“Credit Facility”) with the Bank of Texas, N.A. (the “Bank”). On July 10, 2002, the Company obtained a renewal and extension of the Credit Facility. The revised credit facility limited the Company to total borrowings of $5,778,831, incurred interest at the prime rate plus 7%, required monthly term note payments of $69,154 and was due September 30,

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002. The Credit Facility required the Company to maintain certain financial covenant ratios which the Company was not in compliance with at June 30, 2002. On August 31, 2002, the Company failed to make a scheduled principal and interest payment to the Bank, as required under the revised credit facility, and was placed in default under the loan agreement. In January 2003, the Bank agreed to modify the loan interest rate to prime plus 5% and, as authorized by the Bankruptcy Court, the Company began making monthly interest payments. In July 2003, as ordered by the Bankruptcy Court, the Company made a payment of approximately $317,000, applied to the loan principal, out of the proceeds received from the sale of Total Pharmacy Supply (Note 5). As more fully discussed in Note 14, on March 24, 2004, the Company refinanced total borrowings and accrued interest outstanding under the Credit Facility through March 2007.

At March 24, 2004 and June 30, 2003, outstanding principal balances of $5,459,020 and $5,776,385, respectively; and unpaid accrued interest of $170,518 and $313,700, respectively have been classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

8.     Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	March 24, 2004		June 30 2003
Deferred tax assets:
Allowance for doubtful accounts		$1,083,800		$1,035,900
Capitalized inventory costs		88,900		117,400
Accrued expenses, reserves and other		255,700		489,500
Deferred compensation		11,900		28,400
Net operating loss carryforwards		977,500		841,200

Total deferred tax assets		2,417,800		2,512,400

Deferred tax liabilities:
Property and equipment depreciation		(37,700)		(47,900)

Net deferred tax asset		2,380,100		2,464,500

Valuation allowance		(2,380,100)		(2,464,500)

Net deferred taxes	$		$

The net change in the valuation allowance for deferred tax assets during the period ended March 24, 2004 and the year ended June 30, 2003 was $84,400 and $376,200, respectively.

At March 24, 2004, the Company had available NOL carryforward of approximately $2,500,000 which may be used to reduce future taxable income, which, if not utilized, will fully expire in fiscal year 2016 through 2023.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) related to continuing operations for the year ended June 30, 2002 consisted of the following. There was no income tax benefit or expense in 2003 or 2004.

Year Ended June 30, 2002
Current tax (benefit) expense:
Federal	$(400,400)
State	—

Total current	(400,400)

Deferred tax (benefit) expense:
Federal	277,215
State	28,541

Total deferred	305,756

Income tax (benefit) expense	$(94,644)

The differences between income tax expense (benefit) at the federal statutory rate and the Company’s effective tax rate were as follows:

	Period Ended March 24, 2004	Years Ended June 30,
		2003	2002
Federal statutory rate	34%	34%	34%
Non-deductible goodwill amortization and impairment	—%	12%	12%
Net operating loss carryforwards	(34%)	(46%)	(47)%

Effective tax rate	—%	—%	(1)%

9.	Commitments And Contingencies

Operating Leases

The Company’s pharmacy and corporate office facilities and certain pharmacy equipment are leased under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $560,000, $978,000 and $987,000 for the period ended March 24, 2004, and the years ended June 30, 2003 and 2002, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Years ended June 30,
2004	$831,000
2005	841,000
2006	756,000
2007	493,000
2008	400,000
Thereafter	188,000

$3,509,000

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General

The Company is subject to claims and legal actions which may arise in the ordinary course of business. The Company is not aware of any matters that may have a material impact on its consolidated financial position or results of operations, other than those items described above.

10.	Stockholders’ Equity

Preferred Stock

The Company has authorized 250,000,000 shares of preferred stock, which may be issued in series with rights and preferences as designated by the Company’s board of directors.

Series A Preferred Stock

The Company has designated 5,000,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of the Company’s common stock. The Series A Preferred Stock does not carry a dividend, and includes a preference in the event of involuntary liquidation in the amount of $10 per share. During the year ended June 30, 2002, 411,083 shares of the Company’s Series A Preferred Stock were converted into 4,110,830 shares of common stock.

Stock Option Plan

As of March 24, 2004 and June 30, 2003, the Company believes all outstanding stock options have no value and any disclosure of stock option activity would be misleading. Therefore, the following disclosures apply only to the year ended June 30, 2002, which was prior to the Company filing for bankruptcy.

Effective September 19, 2000, the Company’s Board of Directors and the stockholders adopted the Company’s 2000 Stock Option Plan (the “2000 Plan”), whereby the Company may grant incentive or non-qualified stock options to purchase up to 8,659,465 shares of the Company’s common stock, with a maximum number of incentive options limited to 4,000,000 shares.

Under the 2000 Plan, incentive stock options may be granted to employees of the Company. Non-qualified stock options may be granted to employees, consultants or directors of the Company. Terms and conditions of the Company’s stock options, including exercise price and the period in which the options are exercisable, generally are at the discretion of the Board of Directors, except that all options are exercisable for a period of no more than ten years.

Options granted during fiscal year 2002 were issued with an exercise price equal to, or in excess of, the quoted market price of the Company’s common stock on the date of grant, most options vest over a four to five year period and expire, if unexercised, twelve months following the final vesting date. 1,200,000 options granted during fiscal year 2002 vested immediately. All options granted during fiscal year 2001 were issued with an exercise price of $0.75, most options vest over a three to four year period and expire, if unexercised, twelve months following the final vesting date. 195,000 options granted during fiscal year 2001 vested immediately.

A summary of the stock options transactions is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2001	5,836,832	$0.75
Granted	3,258,000	$0.46
Exercised	—	$—
Canceled or expired	(4,717,500)	$0.74

Balance, June 30, 2002	4,377,332	$0.54

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding as of June 30, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Less than $0.75	2,568,000	3.9	$0.39	1,563,668	0.34
$0.75	1,809,332	3.1	$0.75	983,446	0.75

	4,377,332	3.5	$0.54	2,547,114	$0.50

The weighted average fair value at the date of grant of options granted under the Plan were as follows:

Year Ended June 30, 2002
Options with exercise price less than market price	$—

Options with exercise price equal to market price	$0.29

Options with exercise price greater than market price	$0.08

Stock-Based Compensation and Pro Forma Disclosures

The Company applies APB 25 and related interpretations in accounting for employee stock options, which requires compensation expense be recognized for grants of stock options when the quoted market price of the Company’s common stock on the grant dates exceeds an option’s exercise prices. The Company did not grant any stock options with an exercise price less than the quoted market price of the Company’s common stock on the grant date during fiscal year 2002. However, the Company granted stock options with an exercise price less than the quoted market price of the Company’s common stock on the grant date in prior years and recorded deferred compensation and recognized the remaining compensation expense over the vesting period.

Under SFAS 123, employee stock options are valued at the date of grant using the Black-Scholes option pricing model, and are amortized to expense over the options’ vesting period. Had compensation expense been determined based on the fair value at the grant dates of these options pursuant to the employee compensation provisions of SFAS 123, the Company’s net loss and loss per share, on a pro forma basis, would have been as follows:

Year Ended June 30, 2002
Net loss:
as reported	$(9,945,028)

Pro forma	$(10,371,873)

Net loss per share:
as reported—basic and diluted	$(0.28)

Pro forma—basic and diluted	$(0.29)

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of stock options granted during fiscal year 2002 were estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	118%
Interest rate	2.25%
Dividend yield	— %
Expected life	2 years

11.	Earnings Per Share

The weighted average share computation includes common stock equivalents for the Company’s issued and outstanding Series A Preferred Stock. The weighted average share computation also includes the dilutive effect of employee stock options granted in connection with the 2000 Plan. Outstanding stock options as of March 24, 2004 and as of June 30, 2003 and 2002 did not have a dilutive effect because the average market price of the Company’s common stock did not exceed the exercise prices of such stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Period From July 1, 2003 to March 24,	Years Ended June 30,
	2004	2003	2002
Numerator:
Income (loss) from continuing operations	$253,265	$(967,154)	$(3,213,132)

Loss from discontinued operations	$—	$(764,904)	$(6,731,896)

Net income (loss)	$253,265	$(1,732,058)	$(9,945,028)

Denominator:
Weighted average common shares:
Common shares outstanding	8,784,037	8,784,037	8,784,037
Common share equivalents of Series A Preferred Stock	27,251,393	27,251,393	27,251,393

Basic weighted average shares	36,035,430	36,035,430	36,035,430
Effect of dilutive securities:
Employee stock options	—	—	—

Diluted weighted average common shares	36,035,430	36,035,430	36,035,430

Income (loss) per share—basic and diluted:
Continuing operations	$0.01	$(0.03)	$(0.09)
Discontinued operations	$—	$(0.02)	$(0.19)

Net income (loss)	$0.01	$(0.05)	$(0.28)

12.	Employee Benefit Plan

The Company has a defined contribution retirement savings plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participating employees may contribute a portion of their salary on a pre-tax basis. The Company previously matched 25% of every dollar contributed by employees, up to a maximum of 4% of the employee’s annual compensation. Matching contributions by the Company to the plans were approximately $33,800 for the year ended June 30, 2002. The Company suspended its matching contributions after June 30, 2002.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Business Segment Information

The Company’s business segments are comprised of retail pharmacy operations (“Pharmacy”) and infusion pharmacy products and services (“Infusion”).

Through its pharmacy operations, the Company offers prescription and over-the-counter medications, durable medical products and other general merchandise, primarily to communities in and around the cities of Dallas/Fort Worth and Houston, Texas. Through pharmacies located in Dallas, San Antonio, and Houston, Texas, the Company provides infusion medications, products and services to home healthcare and hospice patients.

The accompanying segment information does not include the operating results and assets of the Company’s former Online Services and Non-Drug segments. The Online Services segment had been comprised entirely of the operations of the Company’s Rx-Pro.com, Inc. subsidiary which was sold in September 2002. The Non-Drug segment had been comprised entirely of the operations of the Company’s Total Pharmacy Supply, Inc. subsidiary which was sold in April 2003.

Management evaluates the performance of its operating segments based on segment earnings, which is defined as income before income taxes, interest and financing expense, depreciation and amortization.

Summarized segment information is as follows:

	Period From July 1, 2003 to March 24,	Years Ended June 30,
	2004	2003	2002
Segment Revenues:
Pharmacy	20,182,800	$28,933,600	$31,166,000
Infusion	9,302,900	10,434,600	12,620,200

Total segment revenues	$29,485,700	$39,368,200	$43,786,200

Segment Earnings (Loss):
Pharmacy	$1,056,500	$885,300	$354,800
Infusion	1,034,400 (a)	670,900 (a)	(503,300	)(a)

Total segment earnings (loss)	$2,090,900	$1,556,200	$(148,500)

Corporate expenses	(1,387,500)	(1,594,400)	(2,240,000)
Interest and financing expense, net	(323,800)	(734,000)	(568,000)
Depreciation and amortization	(126,300)	(195,000)	(351,300)

Net income (loss) before income taxes	$253,300	$(967,100)	$(3,307,800)

Segment Depreciation and Amortization:
Pharmacy	$59,700	$87,900	$215,900
Infusion	48,300	61,600	96,400

Total segment depreciation and amortization	108,000	149,500	312,300

Corporate	18,300	45,500	39,000

Total depreciation and amortization	$126,300	$195,000	$351,300

(a)	Included in the results of the Infusion segment for the years ended June 30, 2003 and 2002 is approximately $1,032,000 related to impairment of goodwill associated with the Company’s Park Infusion pharmacies.

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 24, 2004	Years Ended June 30,
		2003	2002
Segment Assets
Pharmacy	$4,676,100	$5,179,600	$6,017,500
Infusion	4,205,500	3,746,500	3,700,700

Total segment assets	$8,881,600	$8,926,100	$9,718,200

Discontinued RX-Pro	$—	$—	$469,300
Discontinued non-drug segment	—	—	573,700
Corporate	1,123,200	931,200	863,000
Goodwill and other intangible assets, net			2,035,800

Total assets	$10,004,800	$9,857,300	$13,660,000

14.    Subsequent Events

On March 24, 2004, the Bankruptcy Court confirmed the Company’s First Amended Joint Plan of Reorganization. In connection with the Bankruptcy Court’s confirmation on March, 24, 2004, through a newly formed, wholly-owned subsidiary, Dougherty’s Holdings, Inc. (“DHI”), substantially all of the Company’s assets (“Park Assets”) were acquired by Ascendant Solutions, Inc. (“Ascendant”) pursuant to a Joint Plan and Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between the Company and DHI. The sold assets included all of the cash and certain other assets of the Company and all equity interests of its subsidiaries: (i) Dougherty’s Pharmacy, Inc. (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP, LLC, (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

Ascendant acquired the Park Assets by investing, through DHI, approximately $1,500,000 in cash and assumption by DHI of approximately $6,300,000 of the Company’s debt. In addition, and pursuant to the Agreement, approximately $1,350,000 (including $1,100,000 due AmerisourceBergen Drug Corporation described below) of acquired liabilities were paid at closing or through the period ended March 31, 2004.

In connection with the acquisition of the Park Assets, DHI entered into a new credit facility with the Bank of Texas, N.A. This new facility provides for three notes, totaling approximately $5,500,000. Each note bears interest at 6% and matures in March 2007. Although DHI has committed to efforts to refinance the new facility with an alternate lender, DHI is obligated to make monthly payments (consisting of both principal and interest payments, as applicable) to the Bank of Texas, N.A. of approximately $56,000. The new credit facility is secured by substantially all of the assets of DHI, including the stock of its operating subsidiaries.

In connection with the acquisition of the Park Assets, DHI entered into a three-year supply agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”) pursuant to which DHI agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement also provided DHI with pricing and payment terms that are improved from those previously provided to the Company by AmerisourceBergen. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000. AmerisourceBergen was also a creditor of the Company and certain of its operating non-debtor subsidiaries. In connection with the Chapter 11 bankruptcy proceeding (see Note 1), AmerisourceBergen agreed to accept a cash payment of approximately

PARK PHARMACY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1,100,000 and a promissory note in the amount of approximately $750,000 payable by DHI as complete satisfaction of approximately $5,400,000 in past-due trade payables previously owing to AmerisourceBergen. The promissory note is payable in monthly installments of $6,329 (using a 15-year amortization schedule and 6% interest rate) with a final payment of $576,000 due in March 2009.

***************

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors

The Staubach Company – West, Inc.

Newport Beach, California

We have audited the accompanying balance sheets of The Staubach Company – West, Inc. (the “Company”) as of December 31, 2003 and 2002 and the related statements of income, stockholder’s deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Staubach Company – West, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas

June 30, 2004

THE STAUBACH COMPANY – WEST, INC.

BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$362,688	$1,072,135
Accounts receivable	2,551,116	884,917
Related party receivables	15,534	295,909
Deferred expenses	128,420	128 110
Prepaid expenses	—	51,663

Total current assets	3,057,758	2,432,734

Property, plant and equipment, at cost:
Computer equipment and software	367,347	344,860
Automobiles and trucks	58,386	81,176
Furniture and fixtures	447,105	404,470
Leasehold improvements	41,122	33,929

	913,960	864,435
Less—accumulated depreciation	(503,673)	(341,452)

	410,287	522,983
Non-current assets
Other assets	90,810	73,468

	$3,558,855	$3,029,185

Liabilities and Stockholder’s Deficit
Current liabilities
Line of credit	$—	$655,000
Accounts payable	978,009	1,222,078
Accrued expenses	2,658,949	1,258,407
Current portion of long-term debt and capital lease obligations	132,234	217,136

Total current liabilities	3,769,192	3,352,621

Long-term debt and capital lease obligations, net of current portion	34,324	177,487

Stockholder’s deficit:
Common stock, $1.00 par value 250 shares, authorized issued and outstanding	250	250
Additional paid-in capital	1,850,739	1,850,739
Accumulated deficit	(2,095,650)	(2,351,912)

	(244,661)	(500,923)

	$3,558,855	$3,029,185

See accompanying notes to financial statements.

THE STAUBACH COMPANY – WEST, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002
Net Revenues	$14,436,202	$11,629,143
Cost of Revenues	8,710,136	7,235,779
License Fees	1,671,041	1,330,757

Gross Profit	4,055,025	3,062,607
Selling, General and Administrative Expenses	2,970,945	2,791,729

Income (Loss) from Operations	1,084,080	270,878
Other Income (Expense):
Interest expense, net	(35,080)	(45,384)
Gain (loss) on disposal	(16,296)	(87,920)

	(51,376)	(133,304)

Income before Provision for Franchise Tax	1,032,704	137,574
Provision for Franchise Tax	24,000	2,100

Net Income	$1,008,704	$135,474

See accompanying notes to financial statements.

THE STAUBACH COMPANY – WEST, INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, January 1, 2002	250	$250	$1,850,739	$(2,340,667)	$(489,678)
Net income	—	—	—	135,474	135,474
Dividends paid	—	—	—	(146,719)	(146,719)

Balance, December 31, 2002	250	250	1,850,739	(2,351,912)	(500,923)
Net income	—	—	—	1,008,704	1,008,704
Dividends paid	—	—	—	(752,442)	(752,442)

Balance, December 31, 2003	250	$250	$1,850,739	$(2,095,650)	$(244,661)

See accompanying notes to financial statements.

THE STAUBACH COMPANY – WEST, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
Cash Flows from Operating Activities:
Net income	$1,008,704	$135,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	167,102	137,311
(Gain) loss on disposal of property	16,296	87,920
Changes in assets and liabilities:
Accounts receivable	(1,666,199)	30,591
Related party receivables	280,375	(116,419)
Deferred expenses	(310)	28,961
Prepaid expenses	51,663	(45,959)
Other assets	(17,342)	(42,880)
Accounts payable	(244,069)	478,960
Accrued expenses	1,400,542	(300,279)

Net cash provided by (used in) operating activities	996,762	393,680

Cash Flows from Investing Activities:
Cash payments for the purchase of property	(88,252)	(279,176)
Cash proceeds from the sale of assets, net	60,000	10,000

Net cash used in investing activities	(28,252)	(269,176)

Cash Flows from Financing Activities:
Borrowings from line of credit	—	1,010,000
Payments on line of credit	(655,000)	(706,982)
Dividends to stockholder	(752,442)	(146,719)
Increase in long-term debt	—	—
Payments on capital leases	(37,733)	(74,290)
Payments on long-term debt	(232,782)	(185,615)

Net cash (used in) provided by financing activities	(1,677,957)	(103,606)

Net increase (decrease) in cash and cash equivalents	(709,447)	20,898
Cash and Cash Equivalents, beginning of period	1,072,135	1,051,237

Cash and Cash Equivalents, end of period	$362,688	$1,072,135

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$35,080	$45,384
Franchise tax	$24,000	$—
Non-cash activity:
Assets under capital lease	$—	$52,002
Purchase of automobile	$42,450	$71,176

See accompanying notes to financial statements.

THE STAUBACH COMPANY–WEST, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Company Formation and Operations—The Staubach Company – West, Inc. (the “Company”) was incorporated under the laws of California in July 1993 as a C-corporation. Subsequently, S-corporation status was granted. The Company operates a tenant representation services business. These services include a range of consulting services for commercial and industrial users of real estate, including facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination, and strategic real estate advisory services (collectively, “Tenant Representation Services”).

From July 1993 to February 2004, the Company operated as a licensee of The Staubach Company, a national real estate services firm (“TSC”). In February 2004, TSC terminated the license agreement with the Company. See Notes 4 and 7.

From July 1993 to February 2004, the Company owned and operated an office in San Diego, California (the “San Diego Office”), which was sold in February 2004. See Note 7.

Revenue Recognition—Revenue is recognized when the tenant lease contract is signed by all appropriate parties and as the following consulting services are provided; facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company maintains balances in excess of the $100,000 federally insured limit. However, it restricts temporary cash investments to financial institutions with a high credit standing.

The Company grants credit to customers of various sizes throughout the United States. The majority of the Company’s sales are within California.

For the years ended December 31, 2003 and 2002, the Company derived revenues in excess of ten percent from one customer totaling approximately $2,606,000 and $1,529,000, respectively. Total receivables outstanding at December 31, 2003 and 2002 related to this customer totaled approximately $314,000 and $42,000, respectively.

Deferred expenses—The Company defers direct costs associated with its tenant representation services until such time a lease is signed between the tenant and landlord. Upon execution of a signed lease, the Company expenses 50 percent of these direct costs associated with the transaction, with the balance being paid by the individual broker through a reduction in the commission earned. The Company regularly reviews these direct costs and expenses such costs related to canceled or unlikely to be completed transactions.

Allowance for Doubtful Accounts—The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments an increase in the allowance might be required.

THE STAUBACH COMPANY – WEST, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property Plant and Equipment—The Company provides for depreciation based on the estimated useful lives of depreciable assets using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. Estimated useful lives are as follows:

Computer equipment and software	3-5 years
Automobiles and trucks	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Life of lease

Depreciation expense was $167,102 and $137,311 for the years ended December 31, 2003 and 2002, respectively.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense totaled $175,596 and $205,455 for the years ended December 31, 2003 and 2002, respectively.

Income Taxes—The Company is an S Corporation under the Internal Revenue Code and in accordance with California conformity legislation. As an S Corporation, the Company’s taxable income flows to the stockholder’s individual federal and state income tax returns. The financial statements reflect the State of California’s 1.5 percent S Corporation franchise tax on taxable income. Taxable income is based on financial statement income adjusted for certain differences in income and expense recognition for income tax reporting purposes versus financial reporting purposes. Currently there are no significant differences between the Company’s net income and its taxable income.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Cash Flows—For purposes of the Statement of Cash Flows, the Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents.

2.    Line of Credit

The Company maintains an $800,000 line of credit with Northern Trust Bank. The bank maintains a security interest in substantially all of the Company’s assets as collateral on the line. Interest accrues at the prime rate plus 0.25% (4.25% at December 31, 2003). The line of credit provides for borrowings equal to 60% of defined accounts receivable and is personally guaranteed by the Company’s sole stockholder. Borrowings on the line of credit are evidenced as a note payable and classified as current.

THE STAUBACH COMPANY – WEST, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	December 31,
	2003	2002
Note payable to Northern Trust Bank is due July 2004, with interest at the prime plus 0.50%, (4.50% at December 31, 2003). Principal payments of $13,889 and interest are due monthly. The note is secured by substantially all of the assets of the Company and is guaranteed personally by the sole stockholder	$83,333	$250,000
6.75% automobile installment note, with principal and interest payments of $1,400 due monthly through August 2007 and secured by the vehicle itself	—	66,115
4.5% note payable to Company’s stockholder, interest calculated monthly, principal and unpaid interest due August 2004	—	—
Automobile installment note, with principal only payments of $987 due monthly through July 2007 and secured by the vehicle itself	42,450	—
Capital lease obligations with interest rates ranging from 10.5% to 16.5%, secured by office equipment, maturing through 2005	40,775	78,508

	166,558	394,623
Less current portion	(132,234)	(217,136)

Long-term portion	$34,324	$177,487

Future principal payments on long-term debt and capital lease obligations at December 31, 2003 are as follows:

2004	$132,234
2005	15,566
2006	11,846
2007	6,912
$166,558

4.    Commitments

The Company conducts its operations from leased facilities. The Company also leases office furniture and equipment to be used in its daily operations. The following is a schedule of future minimum rentals under capital and non-cancelable operating leases as of December 31, 2003:

	Operating Leases	Capital Leases
2004	$517,264	$40,274
2005	535,765	3,809
2006	554,212	—
2007	574,065	—
2008	594,892	—
Thereafter	1,069,754	—

	$3,845,952	44,083
Less amount representing interest		3,308

Net present value of future minimum lease payments		$40,775

THE STAUBACH COMPANY – WEST, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2003 and 2002, rent expense totaled approximately, $735,000 and $814,000, respectively.

Effective July 1993, the Company entered into a License and Administration Services Agreement (the “Agreement”) with TSC. Pursuant to the Agreement, the Company has the exclusive right to provide Tenant Representation Services and to utilize certain trade names, trademarks and servicemarks and to conduct its business under an established business format and model. The monthly fee for these entitlements is 12% of gross revenues. In addition, the Company is subject to certain financial covenants. Failure to meet these covenants can be grounds to terminate the Agreement. Otherwise, either party can voluntarily terminate the Agreement with 90 days notice. As discussed in Note 7, the Agreement was terminated by TSC without cause effective February 2004.

5.    Related-Party Transactions

At December 31, 2003 and 2002, the Company was owed approximately $11,000 and $239,000, respectively, related to advances by the Company to support the operations of the Los Angeles office of TSC. At December 31, 2002, the Los Angeles office was 51% owned by the Company’s stockholder. During May 2003, the Company’s stockholder sold his interest in the Los Angeles office.

At December 31, 2003 and 2002, the Company owes approximately $203,000 and $93,000 to other offices of TSC for commissions received for transactions in their territories.

At March 31, 2004, the Company was obligated under a 4.5% promissory note to its stockholder totaling $500,000 (see Note 3).

6.    Employee Benefit Plan

The Company has a 401(k) plan for qualified employees. There were no matching contributions or other contributions made by the Company to the plan.

7.    Subsequent Events

From July 1993 to February 2004, the Company operated as a licensee of TSC. Effective February 2004, TSC terminated the license agreement with the Company without cause. As a result, after February 2004, the Company no longer incurred license fees to TSC.

From July 1993 to February 2004, the Company owned and operated the San Diego Office, which was sold in February 2004 for $1,600,000. The Company did not enter into any non-compete agreements in the sale of the San Diego office and thus will be able to service contacts in the San Diego area, either directly or through CRESA Partners LLC (see below), which has a San Diego operation. For this reason, the Company does not feel the sale of the San Diego office should be accounted for as discontinued operations. However, because the Company is not able to predict the amount of revenues that will continue to be generated out of the San Diego market, it has provided the following summary of historical operations:

	Years Ended December 31,
	2003	2002
Revenues	$2,977,166	$2,478,454
Gross Profit	993,594	727,298
Income (loss) from operations	292,556	204,182

Total assets	397,080	544,768

Total liabilities	290,914	401,388

THE STAUBACH COMPANY – WEST, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 2004, the Company entered into a license agreement with CRESA Partners LLC, a national real estate services firm. Accordingly, in March 2004, the Company changed its name to CRESA Partners of Orange County, Inc.

During May 2004, all of the Company’s issued and outstanding stock was acquired by ASDS of Orange County, Inc., a wholly owned special purpose subsidiary of Ascendant Solutions, Inc. In connection with this acquisition and concurrent recapitalization, the Company changed its name to CRESA Partners of Orange County, LP in May 2004.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

None

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

There were no significant changes in the Company’s internal controls that occurred during the last quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III.

Certain information required by Part III is incorporated by reference in this Annual Report on Form 10-K from our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”).

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned “Election of Directors,” and “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned “Election of Directors,” “Management,” “Compensation Committee Report” and “Performance Graph.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans at December 31, 2004 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,140,000	(1)	$0.26	2,675,500	(2)
Equity compensation plans not approved by security holders	800,000	(3) (4)	$1.70	0
Total	1,940,000			2,675,500

(1)	As of December 31, 2004, options to purchase 1,140,000 shares of common stock were outstanding under the 1999 Long Term Incentive Plan.

(2)	As of December 31, 2004, 502,500 shares of restricted stock were issued under the 2002 Equity Incentive Plan. These shares are not included in the number of securities remaining available for future issuance.

(3)	This includes 800,000 warrants issued in February 1999, which were approved by the Board of Directors (we were not a public company at the time).

(4)	In September 2002, our Board of Directors authorized the extension of the maturity of the remaining 800,000 warrants, which are held by Jonathan Bloch, one of our directors, from February 5, 2004 to February 5, 2006. The warrants have an exercise price ranging from $1.00-$3.00 per share.

Additional information required by this Item is incorporated by reference from the section of the Proxy Statement captioned “Stock Ownership.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Proxy Statement captioned “Management.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the section of the Proxy Statement captioned “Independent Auditors.”

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements and Supplementary Data” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	All other schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the certifications are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29th, 2005.

ASCENDANT SOLUTIONS, INC.

By:	/s/ DAVID E. BOWE
David E. Bowe
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ GARY W. BOYD
Gary W. Boyd
Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 29th day of March 2005, below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JAMES C. LESLIE James C. Leslie	Chairman of the Board

/s/ DAVID E. BOWE David E. Bowe	Director, President and Chief Executive Officer,

/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director, Audit Committee Chairman

/s/ JONATHAN R. BLOCH Jonathan R. Bloch	Director

/s/ WILL CURETON Will Cureton	Director

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between ASD Systems, Inc. d/b/a Ascendant Solutions, a Texas corporation, and Ascendant Solutions, Inc., a Delaware corporation (Exhibit 2.1) (1)

2.2	Stock Purchase Agreement by and between ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. and Kevin Hayes dated March 23, 2004 (Exhibit 2.1) (2)

2.3	ASDS of Orange County, Inc. Promissory Note due May 1, 2007 (Exhibit 2.2) (2)

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (Exhibit 3.1) (1)

3.2	Bylaws of Ascendant Solutions, Inc. (Exhibit 3.2) (1)

4.1	Specimen of Ascendant Solutions, Inc. Common Stock Certificate (Exhibit 4.1) (1)

4.2	1999 Long-Term Incentive Plan for ASD Systems, Inc. (Exhibit 4.2) (3)

4.3	Form of Stock Option Agreement under 1999 Long-Term Incentive Plan (Exhibit 4.3) (3)

10.1	Form of Indemnification Agreement with directors (Exhibit 10.10) (3)

10.2	Form of Warrant granted to affiliates of CKM Capital LLC (Exhibit 10.15) (3)

10.3	Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and David E. Bowe (Exhibit 10.6) (4)

10.4	Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and James C. Leslie (Exhibit 10.7) (4)

10.5	Restricted Stock Agreement dated as of April 2, 2002 between Ascendant Solutions, Inc. and David E. Bowe (Exhibit 10.8) (4)

10.6	Licensing and Co-Marketing Agreement, dated October 23, 2002 among CRESA Capital Markets Group, L.P. and CRESA Partners LLC (Exhibit 10.9) (4)

10.7	Asset Purchase Agreement between Dougherty’s Holdings, Inc. and Park Pharmacy Corporation dated December 9, 2003 (Exhibit 2.1) (5)

10.8	First Amendment to the Asset Purchase Agreement between Dougherty’s Holdings, Inc. and Park Pharmacy Corporation dated February 27, 2004 (Exhibit 2.2) (6)

10.9	Amended Warrant Agreement dated as of July 21, 2003 between Ascendant Solutions, Inc. and affiliates of CKM Capital LLC (Exhibit 10.10) (7)

10.10

Parent Guaranty dated as of May 1, 2004, by and among Ascendant Solutions, Inc., ASDS Orange County, Inc., a Delaware corporation, and the successor corporation of the merger of Orange County Acquisition Corp. and CRESA Partners of Orange County, Inc. (Exhibit 10.1) (8)

10.11	Parent Pledge Agreement dated May 1, 2004, by and between Ascendant Solutions, Inc. and Kevin J. Hayes. (Exhibit 10.2) (8)

10.12

Subsidiary Guaranty dated as of May 1, 2004 by and among CRESA Partners of Orange County, LP, a Delaware limited partnership, ASDS Orange County, Inc., a Delaware corporation, and the successor corporation of the merger of Orange County Acquisition Corp. and CRESA Partners of Orange County, Inc. (Exhibit 10.3) (8)

10.13	Amended Promissory Note of CRESA Partners of Orange County, Inc. dated August 12, 2004, payable to the order of Kevin J. Hayes (Exhibit 10.1) (9)

Exhibit Number	Description

10.14	Restricted Stock Agreement dated October 18, 2004, between Ascendant Solutions, Inc. and Gary W. Boyd (Exhibit 1.01) (10)

10.15	Master Agreement Regarding Frisco Square Partnerships dated December 31, 2004 (Exhibit 10.1) (11)

10.16	Participation Agreement between Ascendant Solutions, Inc. and Fairways Partners, LLC dated August 2003 *

10.17	Restricted Stock Agreement dated June 25, 2004, between Ascendant Solutions, Inc. and Anthony J. LeVecchio *

10.18	Amended and Restated Agreement of Limited Partnership of Fairways Frisco, L.P. effective December 30, 2004 *

21.1	Subsidiaries of Ascendant Solutions, Inc. *

23.1	Consent of Hein & Associates, LLP*

23.2	Consent of BDO Seidman, LLP *

23.3	Consent of Ernst and Young, LLP *

31.1	Written Statement of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Written Statement of Vice President–Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1

Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2004, by David Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2

Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2004, by Gary Boyd as Vice President–Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Certificate of Incorporation for Orange County Acquisition Corp. (Exhibit 99.1) (8)

99.2	Certificate of Ownership and Merger of Staubach Company – West, Inc. into Orange Co. (Exhibit 99.2) (8)

99.3	Table reflecting certain ownership after giving effect to the transactions contemplated by the Master Agreement. (Exhibit 99.1) (11)

(1)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 23, 2000.

(2)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K/A filed July 21, 2004.

(3)	Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form S-1, File No. 333-85983.

(4)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

(5)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed December 11, 2003.

(6)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed March 29, 2004.

(7)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the period ended June 30, 2004.

(9)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the period ended September 30, 2004.

(10)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 19, 2004.

(11)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed January 7, 2005.

*	Filed herewith