Form 10-Q
period 2005-03-31
ASCENDANT SOLUTIONS INC
filed 2005-05-12
CIK 1080029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27945

ASCENDANT SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2900905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16250 Dallas Parkway, Suite 205, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-250-0945

16250 Dallas Parkway, Suite 102, Dallas, Texas 75248

(Former Name or Former Address, if Changed Since Last Report)

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

At May 9, 2005 there were approximately 21,933,400 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,968	$1,868
Trade accounts receivable, net of allowance for doubtful accounts of $484 and $380 at March 31, 2005 and December 31, 2004.	5,223	6,350
Other receivables	273	161
Receivable from affiliates	56	71
Inventories	2,462	2,498
Prepaid expenses	453	503

Total current assets	10,435	11,451
Property and equipment, net	930	716
Goodwill	7,299	7,299
Other intangible assets	675	758
Investments in limited partnerships, net	1,218	411
Other assets	106	118

Total assets	$20,663	$20,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,812	$1,633
Accrued expenses	2,692	3,161
Notes payable, current	466	461

Total current liabilities	4,970	5,255
Notes payable, long-term	12,051	12,155
Limited partnership and minority interests	452	464
Contingent indemnification liability	220	—

Total liabilities	17,693	17,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—7,500,000
Issued and outstanding—none	—	—
Common stock, $0.0001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—21,933,400 at March 31, 2005 and December 31, 2004.	2	2
Additional paid-in capital	59,961	59,961
Deferred compensation	(63)	(78)
Accumulated deficit	(56,930)	(57,006)

Total stockholders’ equity	2,970	2,879

Total liabilities and stockholders’ equity	$20,663	$20,753

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Healthcare	$9,825	$775
Real estate advisory services	3,444	677

	13,269	1,452
Cost of sales:
Healthcare	6,652	507
Real estate advisory services	2,049	207

	8,701	714

Gross profit	4,568	738

Operating expenses:
Selling, general and administrative expenses	4,170	838
Non-cash stock compensation	15	27
Depreciation and amortization	157	6

Total operating expenses	4,342	871

Operating income (loss)	226	(133)

Investment income	77	70
Interest expense, net	(178)	(3)
Loss on sale of equipment	(1)	—

Income (loss) before limited partnership and minority interest and income tax expense	124	(66)
Limited partnership and minority interest loss (income)	12	(40)
State income tax expense	60	—

Net income (loss)	$76	$(106)

Basic net income (loss) per share	$0.00	$(0.00)

Diluted net income (loss) per share	$0.00	$(0.00)

Shares used in computing basic net income (loss) per share	21,933,400	21,665,900

Shares used in computing diluted net income (loss) per share	22,512,447	21,665,900

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net income (loss)	$76	$(106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	128	—
Depreciation and amortization	157	6
Deferred compensation amortization	15	9
Non-cash stock option compensation	—	18
Loss on sale of property and equipment	1	—
Limited partnership and minority interest	(12)	40
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	999	55
Inventories	36	—
Prepaid expenses and other assets	(35)	34
Accounts payable	179	477
Accrued expenses	(469)	—

Net cash provided by operating activities	1,075	533

Investing Activities
Return of capital distributions	9	11
Deferred acquisition costs	—	(314)
Net cash acquired in acquisitions	—	1,396
Purchases of property and equipment	(289)	(1)
Investment in limited partnerships	(596)	—
Payment of acquistion liabilities	—	(1,350)

Net cash used in investing activities	(876)	(258)

Financing Activities
Payments on notes payable	(99)	—

Net cash used in financing activities	(99)	—

Net increase in cash and cash equivalents	100	275
Cash and cash equivalents at beginning of period	1,868	2,006

Cash and cash equivalents at end of period	$1,968	$2,281

Supplemental Cash Flow Information

Cash paid for state income taxes	$211	$—
Cash paid for interest on notes payable	$207	$—
Noncash investing activities

Indemnification liability recorded	$220	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. The December 31, 2004 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

2. Description of Business

Ascendant Solutions is a diversified financial services company which is seeking to, or has invested in or acquired, healthcare, manufacturing, distribution or service companies. The Company also conducts various real estate activities, performing real estate advisory services for corporate clients, and, through an affiliate, purchase real estate assets, as a principal investor. The Company is organized in three segments: (i) healthcare, (ii) real estate services and (iii) corporate and other businesses.

The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity
Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries (“DHI”)	Healthcare products and services provided through retail pharmacies and infusion therapy centers, including specialty compounding pharmacy services

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc., ASE Investments Corporation, VTE, L.P.	Corporate administration, investments in Ampco Partners, Ltd., Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P.

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

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003 and 2004. A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and therapy infusion centers	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	20%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	50%[1]

[1]	The Company was the initial limited partner in Fairways Frisco, L.P., which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco L.P. subsequently sold additional limited partnership interests and the Company now owns approximately 16% of Fairways Frisco, L.P. See Note 14 for additional information regarding the Frisco Square Partnerships.

Certain of these transactions involved related parties or affiliates as more fully described in the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004.

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

Please see Note 15 “Business Segment Information” in the notes hereto for additional information.

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Ascendant Solutions, Inc. and all subsidiaries for which the Company has significant influence over operations. All intercompany balances and transactions have been eliminated. The limited partnership interests for the subsidiaries and related minority interests are included on the balance sheet as Limited Partnership and Minority Interests.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated financial statements and accompanying notes, including allowance for doubtful accounts, inventory reserves and contingent liability recorded under an indemnification agreement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Concentration of Credit Risk

The Company’s credit risk relates primarily to its trade accounts receivables and its receivables from affiliates, along with cash deposits maintained at financial institutions in excess of federally insured limits. Management performs continuing evaluations of debtors’ financial condition and provides an allowance for uncollectible accounts as determined necessary. See Note 4 for additional information regarding the Company’s trade accounts receivable, allowance for doubtful accounts and significant customer relationships.

Property and Equipment

Property and equipment is carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the respective lease term or estimated useful life of the asset. See Note 8 for additional information regarding property and equipment.

Inventories

Inventories consists of healthcare product finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market. The Company provides an estimated reserve against inventory for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of its net realizable value. See Note 5 for additional information regarding inventories.

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets by comparing the undiscounted cash flows over the remaining useful life of the long-lived assets with the assets’ carrying value. If this comparison indicates that the carrying value will not be recoverable, the carrying value of the long-lived assets will be reduced accordingly based on a discounted cash flow analysis. No impairment was recorded in the three month period ended March 31, 2005.

Investments in Limited Partnerships

Investments in limited partnerships include the Company’s investments in Ampco and the Frisco Square Partnerships, and none represent investments in publicly traded companies. The investment in Ampco is accounted for using the equity method of accounting for investments. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations of Ampco. Distributions received by the Company are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the investee’s earnings. Distributions in excess of the Company’s proportionate share are recorded as a reduction of the Company’s investment.

The Company utilizes the cost method to account for its investment in Fairways Frisco, L.P., since its ownership is less than 20% and it does not exercise significant influence over the operations of Fairways Frisco, L.P. As such, the investment is recorded at its actual cost and distributions received from the Fairways Frisco, L.P. are recorded as income when received. For the three months ended March 31, 2005, there were no distributions received from this investment. See Notes 10 and 14 for additional information regarding the Frisco Square Partnerships.

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

Real estate advisory services revenue is primarily from brokerage commissions earned from project leasing and tenant representation transactions. Brokerage commission revenue is generally recorded upon execution of a lease contract, unless additional activities are required to earn the commission pursuant to a specific brokerage commission agreement. Participation interests in rental income are recognized over the life of the lease. Other revenue is recognized as the following consulting services are provided: facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services. Participation interests in rental income are recognized over the life of the lease.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed based on the loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of warrants and stock options were not included in the calculation for the three month period ended March 31, 2004 as their effect is anti-dilutive. The number of dilutive shares resulting from assumed conversion of stock options and warrants are determined by using the treasury stock method. See Note 7 for more information regarding the calculation of net income (loss) per share.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment., which requires that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R beginning in the 1st quarter of 2006.

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

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. As a result, management does not believe the implementation of Statement 123R will have a material impact on its results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5 relating to the guarantors accounting for and disclosure of the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, and requires disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis for all guarantees issued after December 31, 2002. The Company’s limited indemnification to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness is subject to the provisions of FIN 45. In the first quarter of 2005, the Company estimated its obligation under this indemnification to be $220,000 and recorded this amount as a contingent liability and an increase to its investment in limited partnerships. At the present time, the Company does not believe it is probable that any defaults will occur on the bank debt subject to this guaranty and indemnification. The Company’s maximum liability, if any, under this limited indemnification is $520,000.

Stock Based Compensation

The Company accounts for its employee stock options and stock based awards utilizing the intrinsic value method, whereby, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and grants of restricted stock. During 2002, the Company granted 1,310,000 options, on a net basis, to purchase shares of common stock at $0.24 per share. The Company valued these options based on the Black-Scholes option pricing model.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended March 31,
	2005	2004
Net income (loss) attributable to common stockholders as reported	$76,000	$(106,000)
Total stock-based employee compensation included in reported net income (loss), net of related tax effects	15,000	27,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,000)	(36,000)

Pro forma net income (loss)	$73,000	$(115,000)

Net income (loss) per share:
Basic - as reported	$—	$—
Basic - pro forma	$—	$—
Diluted – as reported	$—	$—
Diluted – pro forma	$—	$—

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

3. Cash and Cash Equivalents

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which are stated at cost amount to approximately $2.0 million and approximately $1.9 million at March 31, 2005 and December 31, 2004, respectively, consist principally of interest-bearing cash deposits placed with various financial institutions.

4. Trade Accounts Receivable

Trade accounts receivable comprised the following:

	March 31, 2005			December 31, 2004
	Healthcare	Real Estate Advisory	Total	Healthcare	Real Estate Advisory	Total
Trade accounts receivable	$4,062,000	$1,645,000	$5,707,000	$4,319,000	$2,411,000	$6,730,000
Less - allowance for doubtful accounts	(484,000)	—	(484,000)	(380,000)	—	(380,000)

	$3,578,000	$1,645,000	$5,223,000	$3,939,000	$2,411,000	$6,350,000

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

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 15.3% and 18.4% of total accounts receivable at March 31, 2005 and December 31, 2004, respectively. DHI also had receivables from one major insurance company representing 13.0% and 15.3% of total accounts receivable at March 31, 2005 and December 31, 2004, respectively. No other single customer or third-party payer accounted for more than 10% of DHI’s accounts receivable at March 31, 2005 or December 31, 2004, respectively.

The Company’s real estate advisory services operations grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the three months ended March 31, 2005, the Company’s real estate advisory services operations derived revenues in excess of ten percent from two customers combined totaling approximately $1,662,000, or 48% of total real estate advisory services revenue.

5. Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Inventory-retail pharmacy	$1,553,000	$1,498,000
Inventory-infusion/homecare	468,000	480,000
Inventory-general retail	535,000	578,000
Less: Inventory reserves	(94,000)	(58,000)

	$2,462,000	$2,498,000

6. Prepaid Expenses

Prepaid expenses comprised the following:

	March 31, 2005	December 31, 2004
Prepaid insurance	$171,000	$279,000
Deferred tenant representation costs	171,000	200,000
Other prepaid expenses	111,000	24,000

	$453,000	$503,000

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

7. Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period. No effect has been given to outstanding options or warrants in the diluted computation, for the three month period ended March 31, 2004, as their effect would be anti-dilutive due to the net loss. The number of potentially dilutive options excluded from the computation for the three month period ended March 31, 2004 was approximately 533,000. A reconciliation of basic and diluted income (loss) per common share follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$76,000	$(106,000)
Weighted average number of shares outstanding used in computing basic net income (loss) per share	21,933,400	21,665,900
Effect of dilutive stock options and warrants	579,047	—
Weighted average number of shares outstanding used in computing diluted net income (loss) per share	22,512,447	21,665,900
Basic net income (loss) per share	$—	$—

Diluted net income (loss) per share	$—	$—

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

Deferred compensation equivalent to the market value of these shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $15,000 and $9,000 for the three month periods ended March 31, 2005 and 2004, respectively.

8. Property and Equipment

Property and equipment comprised the following:

	Estimated Useful Lives	March 31, 2005	December 31, 2004
Computer equipment and software	3 to 5 years	$377,000	$317,000
Furniture, fixtures and equipment	5 to 7 years	364,000	336,000
Leasehold improvements	Life of Lease	519,000	321,000

		1,260,000	974,000
Less - accumulated depreciation		(330,000)	(258,000)

		$930,000	$716,000

The Company provides for depreciation based on the estimated useful lives of depreciable assets using the straight-line method. Depreciation expense was $74,000 and $6,000 for the three month periods ended March 31, 2005 and 2004, respectively.

9. Goodwill and Other Intangibles

Goodwill and other intangible assets comprised the following:

	March 31, 2005	December 31, 2004
Goodwill	$7,299,000	$7,299,000

Other intangible assets:
Patient Prescriptions	544,000	544,000
Non-compete Agreements	450,000	450,000
Less - accumulated amortization	(319,000)	(236,000)

	$675,000	$758,000

The excess of the purchase price over the net tangible assets acquired have been allocated to (i) patient prescriptions for the Park Assets acquisition in 2004, and (ii) non-compete agreements and goodwill for the CPOC acquisition in 2004. In connection with the CPOC acquisition, the Company obtained non-compete agreements from nine of CPOC’s management and key employees, including Kevin Hayes, CPOC’s Chairman. The non-compete agreements are being amortized over their contractual life of 3 years, which amounted to $38,000 for the three month period ended March 31, 2005. The Company amortizes its patient prescriptions acquired in the acquisition of the Park Assets over 3 years, which amounted to $45,000 for the three month period ended March 31, 2005.

10. Investments in Limited Partnerships

Investments in limited partnerships comprised the following:

	Ownership %	March 31, 2005	December 31, 2004
Ampco Partners, Ltd.	10%	$247,000	$256,000
Fairways Equities LLC	20%	1,000	1,000
Fairways 03 New Jersey, LP	20%	220,000	—
Fairways Frisco, L.P.	16%	750,000	154,000

		$1,218,000	$411,000

11. Accrued Expenses

Accrued expenses comprised the following:

	March 31, 2005	December 31, 2004
Accrued real estate commissions & fees	$1,669,000	$2,060,000
Accrued payroll and related	696,000	540,000
Accrued other	140,000	220,000
Accrued rent	120,000	116,000
Accrued property, franchise and sales taxes	53,000	44,000
Accrued state income taxes payable	14,000	181,000

	$2,692,000	$3,161,000

12. Notes Payable

Notes payable comprised the following:

	March 31, 2005	December 31, 2004
Bank of Texas Credit Facility, secured by substantially all healthcare assets:

Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$688,000	$688,000

Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal of $3,084,000 due in March 2007.	3,706,000	3,783,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal of $408,000 due in March 2007.	491,000	501,000
AmerisourceBergen Drug Corporation, unsecured note payable Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	718,000	726,000

Note payable to Kevin Hayes, prior shareholder of CRESA Partners of Orange County, Inc. (predessor to CRESA Partners of Orange County, LP, f/k/a The Staubach Company - West, Inc.):

Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% (6.00% at March 31, 2005) payable monthly, principal payable quarterly from the Company’s equity interest in the operating cash flow, as defined, of CRESA Partners of Orange County, LP., secured by a subordinated security interest in substantially all assets of CRESA Partners of Orange County, LP.	6,900,000	6,900,000

Capital lease obligations, secured by office equipment	14,000	18,000

	12,517,000	12,616,000
Less current portion	(466,000)	(461,000)

	$12,051,000	$12,155,000

The aggregate maturities of notes payable for the 12 months ending March 31 are as follows:
2006	$466,000
2007	4,563,000
2008	6,938,000
2009	550,000
Thereafter	—

	$12,517,000

13. Commitments and Contingencies

Operating Leases

The Company leases its healthcare, real estate advisory service and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $334,000 for the three months ended March 31, 2005.

Future minimum lease payments under non-cancelable operating leases for the twelve months ending March 31 are as follows:

2006	$1,544,000
2007	1,362,000
2008	1,100,000
2009	891,000
2010	627,000
Thereafter	359,000

$5,883,000

In January 2005, the Company agreed to indemnify the other partners of Fairways 03 New Jersey, LP (who are also the Fairways Members) for its 20% pro rata partnership interest of a guarantee of bank indebtedness which the partners provided to a bank. The Company estimated its obligation under this indemnification to be $220,000 and recorded this amount as a contingent liability and an increase to its investment in limited partnerships. At the present time, the Company does not believe it is probable that any defaults will occur on the bank debt subject to this guaranty and indemnification. The Company’s maximum liability, if any, under this limited indemnification is $520,000.

14. Subsequent Events

On January 7, 2005, the Company filed a Current Report on Form 8-K (the “Initial Report”) to report the Company’s acquisition on December 31, 2004 of certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (“Properties”) in the 150-acre Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to that certain Master Agreement Regarding Frisco Square Partnerships, dated December 31, 2004 (the “Master Agreement”), all as described in the Initial Report. Additional information about this transaction was provided in Current Reports on Form 8-K filed on January 14, 2005 (the “January Report”) and February 23, 2005 (the “February Report”). On March 16, 2005, the Company filed Amendment No. 1 to the Initial Report (the “March Report”) to amend Item 1.01 of the January Report and the February Report to update the status of the capital contributions to Fairways Frisco L.P., a Texas limited partnership (“Fairways Frisco”), and Item 9.01 of the Initial Report to update the status of the financial statements and pro forma financial information required under Item 9.01 of Form 8-K. On April 29, 2005, the Company filed Amendment No. 2 to the Initial Report to amend Item 1.01 of the January Report and the February Report to update the status of the Master Agreement entered into on December 31, 2004, update the status of capital contributions to Fairways Frisco L.P. and to disclose certain other events related to Fairways Frisco and the Frisco Square Partnerships.

As described in the Company’s Current Report on Form 8-K filed January 14, 2005, the Company entered into an oral agreement with Fairways Equities, LLC, a Texas limited liability company (“FEL”), to co-invest with FEL in the Partnerships. FEL has 4 members who each own 25% of its membership interests, James C. Leslie, a director, officer and principal shareholder of the Company, and Cathy Sweeney, Brant Bryan and David Stringfield, who are each shareholders of the Company as well as employees of CRESA Capital Markets Group, LP, a subsidiary of the Company (the “Fairways Members”).

On April 15, 2005, the parties to the Master Agreement agreed to terminate the Master Agreement effective as of April 15, 2005. In connection with the termination of the Master Agreement, the Frisco Square Partnerships were amended such that Fairways Frisco owns, either directly or indirectly, 60% of the Frisco Square Partnerships. The remaining 40% is owned by CMP Family Limited Partnership (“CMP”), which is controlled by Cole McDowell. CMP’s partnership interest is subject to further reduction and dilution as discussed below. Under the terms of the amended Frisco Square Partnerships, Fairways Frisco also has a first priority distribution preference of $5.5 million, and it will receive its pro-rata partnership interest of the next $9.5 million of distributions from the Frisco Square Partnerships. After $15 million of distributions have been made, Fairways Frisco’s interest in the Frisco Square Partnerships will become 80% and CMP’s interest will become 20%. Furthermore, Fairways Frisco’s partnership interest in the Frisco Square Partnerships may be increased up to 90% if certain capital call and limited partner capital loan provisions are not met by CMP. If Fairways Frisco’s partnership interest in the Frisco Square Partnerships is increased in the future, the Company’s indirect interest in the Frisco Square Partnerships would also increase on a pro-rata basis with its investment in Fairways Frisco.

Under the terms of the amended Frisco Square Partnerships agreements, FEL is now the sole general partner of the Frisco Square Partnerships and controls all operating activities, financing activities and development activities for the Frisco Square Partnerships.

Also on April 15, 2005, Fairways Frisco, through Frisco Square Land, Ltd., a newly created partnership, closed a financing transaction, the proceeds of which were used to repay the outstanding bank debt of Frisco Square, Ltd and to provide additional working capital for Fairways Frisco. Under the terms of the now terminated Master Agreement, Fairways Frisco held an option to acquire 50% of the partnership interests of Frisco Square, Ltd. Concurrently with the financing, all of the land and related development held by Frisco Square, Ltd. was transferred to Frisco Square Land, Ltd. in exchange for repayment of the bank debt, and the option to acquire 50% of the partnership interests of Frisco Square, Ltd. was cancelled. As a result of these changes, Fairways Frisco now has no interest in Frisco Square, Ltd. Fairways Frisco owns 60% of Frisco Square Land, Ltd., subject to the same increases for preference distributions and dilution to CPM if certain capital call and limited partner capital loan provisions are not met by CMP as discussed above.

The Company has not guaranteed any of the debt of the Frisco Square Partnerships or Fairways Frisco. The Company has reached an agreement in principal with FEL, pursuant to which the Company expects to receive 25% of the fees paid to FEL in accordance with the Fairways Frisco partnership agreement. These fees (which are further defined in the Fairways Frisco, LP partnership agreement) will include a monthly management fee, a financing fee on all Frisco Square Partnerships financing transactions and an annual asset management fee. The Company received $34,000 in April 2005, representing its 25% share of the financing fee paid to Fairways Frisco pursuant to the April 15, 2005 financing transaction.

As of May 2, 2005, the Company has made aggregate capital contributions of $1.0 million to Fairways Frisco. The 4 members of FEL have made aggregate capital contributions of $1,098,000. As of May 2, 2005, Fairways Frisco has received aggregate commitments for $6.15 million of capital contributions, of which $6.02 million has been received in cash. The Company’s $1.0 million investment represents 16% of the limited partnership interests of Fairways Frisco and 9.6% (subject to adjustment as described above) of the limited partnership interests of the Frisco Square Partnerships (indirectly through Fairways Frisco).

In the March Report, the Company reported that the independent auditors for the Frisco Square Partnerships had not yet completed their audits of the financial statements for the years ended December 31, 2004 and 2003. Subsequently, the Company has determined that based on the size of its investment in the Frisco Square Partnerships, it is not required to file audited financial statements for the Frisco Square Partnerships. The Company owns, indirectly through its limited partnership interest in Fairways Frisco, less than 10% of the Frisco Square Partnerships. As such, the Company intends to account for its investment under the cost method of accounting and it does not believe that presenting separate audited financial statements of the Frisco Square Partnerships is meaningful or representative of its relationship with the Frisco Square Partnerships.

A detailed description of the Company’s investment in Fairways Frisco and the Frisco Square Partnerships (prior to the events described in this Note 14) is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In April 2005, the Company entered into a term note payable for $30,000, the proceeds of which were used to purchase office and computer equipment, furniture and fixtures. The note is payable in 36 equal installments at the fixed interest rate of 7% per annum through April 2008.

15. Business Segment Information

The Company is organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. The healthcare segment consists of the operations of DHI and the real estate advisory services segment consists of the operations of the CRESA Partners of Orange County LP and CRESA Capital Markets Group LP. Key measures used by the Company’s management to evaluate business segment performance include revenue, cost of sales, gross profit, investment income and EBITDA. EBITDA is calculated as net income before deducting interest, taxes, depreciation and amortization. Although EBITDA is not a measure of actual cash flow because it does not consider changes in assets and liabilities that may impact cash balances, the Company believes it is a useful metric to evaluate operating performance.

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three months ended March 31, 2005 and 2004 are as follows (000’s omitted):

	Three Months Ended March 31,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	$9,825	$775	$3,444	$677	$—	$—	$13,269	$1,452
Cost of sales	6,652	507	2,049	207	—	—	8,701	714

Gross profit	3,173	268	1,395	470	—	—	4,568	738

Net Income (Loss)	$(129)	$28	$453	$127	$(248)	$(261)	$76	$(106)

Investment income	$3	$—	$—	$—	74	$70	$77	$70

EBITDA	$42	$25	$682	$127	$(253)	$(249)	$471	$(97)

Less:
Interest (Expense) Income	(85)	7	(100)	—	7	(10)	(178)	(3)
Taxes	—	—	(60)	—	—	—	(60)	—
Depreciation &
Amortization	(86)	(4)	(69)	—	(2)	(2)	(157)	(6)

Net Income (Loss)	$(129)	$28	$453	$127	$(248)	$(261)	$76	$(106)

	March 31,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
Total assets	$8,751	$8,156	$11,008	$191	$904	$3,098	$20,663	$11,445

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report together with the consolidated financial statements, notes and management’s discussion contained in our Form 10-K for the year ended December 31, 2004.

Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report. Furthermore, see the Company’s most recent Form 10-K for the year ended December 31, 2004, including the section titled “Risks Related to Our Business,” “Risks Specific to Operating Subsidiaries,” “Risks Related to Our Investments in Real Estate,” and “Other Risks.” These risks, uncertainties and other factors include, but are not limited to: limited funding and the difficulty of finding additional financing, if necessary; dependence on management; dependence on our small staff; the potential for a subsidiary to account for a significant percentage of our revenue; unforeseen acquisition costs; potential asset impairment charges; pending litigation; potential for future leveraged transactions; restrictions on use of net operating loss carryforwards; highly leveraged subsidiaries; inability to integrate and manage operating subsidiaries; pharmacy regulations; competition in the pharmacy industry; concentration of ownership and control; related party transactions; our stock has been delisted from The NASDAQ National Market; the success of real estate developments is dependent on tenants to generate lease revenues; the uncertainty inherent in real estate development; and illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

In addition to the aforementioned risk factors, our future operating results are difficult to predict. Factors that are likely to cause varying results include our ability to profitably operate DHI and CPOC and to pay the principal and interest on the significant debt incurred to make these acquisition; our success with the investments in, and operations of Ampco, Capital Markets and our participation in Fairways transactions; the results of our investments in real estate; fluctuations in general interest rates; the availability and cost of capital to us; the existence and amount of unforeseen acquisition costs; and our ability to locate and successfully acquire or develop one or more business enterprises.

The Company

Ascendant Solutions, Inc. (“we,” “us,” or “our Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 205, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company which is seeking to, or has invested in, or acquired, healthcare, manufacturing, distribution or service companies. We are organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. A detailed discussion of our business segments is included in our Form 10-K for the year ended December 31, 2004.

Healthcare

Our healthcare segment consists of Dougherty’s Holdings, Inc. (“DHI”), which operates specialty retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, DHI operates (i) Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, (ii) three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man,” and (iii) three infusion therapy facilities in Dallas, San Antonio and Houston, Texas under the name “Park InfusionCare.”

Real Estate Advisory Services

Our real estate advisory services segment consists of (i) CRESA Capital Markets Group, L.P. a subsidiary 80% owned by us, (ii) our wholly owned subsidiary ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. (“ASDS”) and (iii) our 99% owned subsidiary CRESA Partners of Orange County, LP. (“CPOC”).

Corporate & Other Businesses

Our corporate & other businesses segment includes investments in and results from investments in unconsolidated subsidiaries. The investments and investment results included in this segment are from the following entities: Ampco Partners, Ltd., Fairways Frisco, LP and Fairways Equities LLC.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

	Three Months Ended March 31,
	Healthcare			Real Estate Advisory Services
	2005	2004	Dollar Change	2005	2004	Dollar Change
Revenue	$9,825	$775	$9,050	$3,444	$677	$2,767
Cost of Sales	6,652	507	6,145	2,049	207	1,842

Gross Profit	3,173	268	2,905	1,395	470	925

Operating expenses	3,220	247	2,973	793	293	500
Investment income	3	—	3	—	—	—
Interest income (expense), net	(85)	7	(92)	(100)	—	(100)
Gain (loss) on sale of equipment	—	—	—	(1)	—	(1)
Limited partnership and minority interests	—	—	—	12	(50)	62
State income tax expense	—	—	—	(60)	—	(60)

Net income (loss)	$(129)	$28	$(157)	$453	$127	$326

Plus:
Interest (income) expense, net	$85	$(7)	$92	$100	$—	$100
State income tax expense	—	—	—	60	—	60
Depreciation & amortization	86	4	82	69	—	69

Earnings Before Interest, Taxes, Depreciation & Amortization	$42	$25	$17	$682	$127	$555

	Corporate & Other			Consolidated
	2005	2004	Dollar Change	2005	2004	Dollar Change
Revenue	$—	$—	$—	$13,269	$1,452	$11,817
Cost of Sales	—	—	—	8,701	714	7,987

Gross Profit	—	—	—	4,568	738	3,830

Operating expenses	329	331	(2)	4,342	871	3,471
Investment income	74	70	4	77	70	7
Interest income (expense), net	7	(10)	17	(178)	(3)	(175)
Gain (loss) on sale of equipment	—	—	—	(1)	—	(1)
Limited partnership and minority interests	—	10	(10)	12	(40)	52
State income tax expense	—	—	—	(60)	—	(60)

Net income (loss)	$(248)	$(261)	$13	$76	$(106)	$182

Plus:
Interest (income) expense, net	$(7)	$10	$(17)	$178	$3	$175
State income tax expense	—	—	—	60	—	60
Depreciation & amortization	2	2	—	157	6	151

Earnings Before Interest, Taxes, Depreciation & Amortization	$(253)	$(249)	$(4)	$471	$(97)	$568

Healthcare

Revenues

Total revenues increased $9,050,000 during the first quarter of 2005 to $9,825,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full three month period ended March 31, 2005, as compared to only seven days after the date of acquisition being included in the three month period ended March 31, 2004.

Cost of sales

The cost of sales increased $6,145,000 during the first quarter of 2005 to $6,652,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full three month period ended March 31, 2005, as compared to only seven days after the date of acquisition being included in the three month period ended March 31, 2004.

Gross profit

Gross profit increased $2,905,000 as a result of the factors discussed in Revenues and Cost of sales above. Gross profit was 32% of revenue in the three month period ended March 31, 2005.

Operating expenses

Operating expenses increased $2,973,000 from $247,000 in the first quarter of 2004 to $3,220,000 in the first quarter of 2005. The increase in healthcare operating expenses is entirely due to the inclusion of the result of operations of DHI in consolidated results of operations for the full three month period ended March 31, 2005 as compared to only seven days of comparable healthcare operating expenses after the date of acquisition being included in the three month period ended March 31, 2004.

Depreciation and amortization

Depreciation and amortization expense increased $82,000 from $4,000 in the first quarter of 2004 to $86,000 in the first quarter of 2005. The increase in healthcare depreciation and amortization is entirely due to the inclusion of the result of operations of DHI in consolidated results of operations for the full three month period ended March 31, 2005 as compared to only seven days of comparable healthcare depreciation and amortization after the date of acquisition being included in the three month period ended March 31, 2004. The increase also includes $45,000 of amortization of patient prescriptions which were recorded as an intangible asset acquired in the acquisition of the Park Assets. This intangible asset is being amortized over 3 years. There was no comparable amortization expense recorded in the first quarter of 2004.

Interest expense, net

Net interest expense was $85,000 for the first quarter of 2005 compared to net interest income of $7,000 for the first quarter of 2004. The increase in net interest expense, is almost totally due to interest expense on assumed or issued debt related to the DHI acquisition of the Park Assets.

Real Estate Advisory Services

Revenue

Revenue increased $2,767,000 from $ 677,000 in the first quarter of 2004 to $3,444,000 during the first quarter of 2005. The revenue for the first quarter of 2004 was comprised of fee revenue earned by CRESA Capital Markets, with no corresponding fee revenue in the first quarter of 2005. The real estate advisory services revenue in the first quarter of 2005 represents fee revenue earned by CPOC. The increase over the first quarter of 2004 is due primarily to the inclusion of CPOC’s revenue, which was acquired by the Company on May 1, 2004, and thus its results of operations are not included in the consolidated results of operations for the first quarter of 2004.

Cost of Sales

Cost of sales was $2,049,000 for the first quarter of 2005, representing 59% of revenue. Cost of revenue includes all direct costs, including broker commissions, incurred in connection with a real estate advisory transaction. The increase of $1,842,000 in cost of revenue over the first quarter of 2004 is due primarily to the inclusion of CPOC’s cost of revenue which was acquired by the Company on May 1, 2004, and thus its results of operations are not included in the consolidated results of operations for the first quarter of 2004.

Operating Expenses

Operating Expenses increased $500,000 from $293,000 in the first quarter of 2004 to $793,000 for the first quarter of 2005. This increase is net of a decrease of $201,000 in selling, general and administrative expenses at Capital Markets due to professional bonuses paid in the first quarter of 2004 from fees received in connection with a completed real estate advisory transaction. The increase also includes an increase of $632,000 due to the inclusion of CPOC’s selling, general and administrative expenses and depreciation and amortization of $68,000. CPOC was acquired by the Company on May 1, 2004, and thus its results of operations are not included in the consolidated results of operations for the first quarter of 2004.

Depreciation and amortization

Depreciation and amortization expense increased $69,000 in the first quarter of 2005 as compared to the first quarter of 2004. The increase is due to the inclusion of the result of operations of CPOC which was acquired by the Company on May 1, 2004, and thus its results of operations are not included in the consolidated results of operations for the first quarter of 2004. The increase also includes $38,000 of amortization of non-compete agreements which were recorded as an intangible asset in connection with the acquisition of CPOC on May 1, 2004, which are being amortized over their contractual life of 3 years. There was no comparable amortization expense recorded in the first quarter of 2004.

Interest expense, net

Interest expense, net is comprised of interest expense related to the debt assumed as part of the CPOC acquisition. Interest expense, net was $100,000 for the first quarter of 2005, based on the Northern Trust Bank prime rate plus 0.50% on the $6.9 million outstanding balance of the CPOC Acquisition Note.

State income tax expense

The income tax expense of $60,000 reflected in the first quarter of 2005 is wholly due to California state income tax expense of the CPOC which was acquired by the Company on May 1, 2004, and thus its results of operations are not included in the consolidated results of operations for the first quarter of 2004. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses

Operating expenses decreased $2,000 from $331,000 in the first quarter of 2004 to $329,000 in the first quarter of 2005 and is primarily comprised of: (i) an increase in selling, general and administrative expenses of $21,000 primarily due to increased payroll from one additional professional staff in the first quarter of 2005, (ii) a decrease in VTE’s selling, general and administrative expenses of $11,000 as a result of suspension of its operating activities in the first quarter of 2004, and (iii) a decrease of $12,000 in non cash stock compensation expense due to $18,000 of stock option expense recorded in the first quarter of 2004 net of an increase of $6,000 in amortization of deferred compensation in the first quarter of 2005 related to the issuance of restricted stock.

Investment income

Investment income was $74,000 in the first quarter of 2005 and included $50,000 of income from distributions received from the Company’s Fairways 03 New Jersey, LP investment compared to $46,000 for the first quarter of 2004. The Company received a distribution of $33,000 from Ampco for the first quarter of 2005, of which $24,000 was recorded as investment income representing the Company’s investment share of Ampco earnings and $9,000 was recorded as a reduction of the Company’s investment asset in Ampco.

Liquidity and Capital Resources

As of March 31, 2005, we had working capital of approximately $5.5 million as compared to approximately $6.2 million at December 31, 2004. The decrease is primarily the result of a decrease in trade accounts receivable.

As of March 31, 2005, we had cash and cash equivalents of approximately $2.0 million as compared to approximately $1.9 million at December 31, 2004. The increase is primarily the result of cash flow provided from operating activities for the three month period ended March 31, 2005 of $1,075,000, offset by cash used in investing activities and financing activities of $876,000 and $99,000, respectively. Cash used in investing activities was due to investments in the Frisco Square Partnerships of $ 596,000 and purchases of property and equipment of $289,000. The property and equipment purchases include $205,000 related to the remodeling of one of DHI’s specialty pharmacy locations.

Through March 31, 2005, we had invested approximately $750,000 in Fairways Frisco, and we have committed to invest up to $1,000,000, or an additional $250,000, which was funded in full on May 2, 2005. The Frisco Square Partnerships will require additional funding in excess of the $6.28 million committed by Fairways Frisco (as further described herein). We are not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash, although we may choose to do so depending on our available funds. However, if we do not participate in additional capital calls, our limited partnership interest will be diluted.

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

Cash Flow

Since December 31, 2004, we have increased our cash balances by approximately $100,000 and had positive cash flow from operations of $1,075,000 for the first quarter of 2005.

Tax Loss Carryforwards

At December 31, 2004, we had approximately $49 million of federal net operating loss carryforwards and $ 39 million of state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2023. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Off Balance Sheet Arrangements

The Company has guaranteed the CPOC Acquisition Note (as more fully described in the Company’s Form 10-K for the year ended December 31, 2004) in the amount of $ 6.9 million in connection with its acquisition of CRESA Partners of Orange County, Inc. on May 1, 2004. The Acquisition Note is payable from the excess cash flows of ASDS over a three year period. During the three month period ended March 31, 2005, there were no principal payments on the Acquisition Note and there were no payments required under the terms of the Company’s guarantee.

In January 2005, the Company agreed to provide a limited indemnification to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness. The Company’s partners in this investment are the Fairways Members. The Company’s indemnification to these 4 partners is limited to $520,000 in the aggregate, which is its 20% pro rata partnership interest of the $2.6 million in bank debt that was guaranteed by the individuals. The Company estimated its obligation under this indemnification to be $220,000 and recorded this amount as a contingent liability and an increase to its investment in limited partnerships. At the present time, the Company does not believe it is probable that any defaults will occur on the bank debt subject to this guaranty and indemnification.

Disclosures About Contractual Obligations and Commercial Commitments

As of March 31, 2005, the Company had invested $750,000 and had committed to invest up to $1.0 million in Fairways Frisco, as more fully described in Part I, Item 1 of the Company’s Annual Report on Form 10-K. This commitment was funded by the Company in full on May 2, 2005.

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at March 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

	Payments due by Period
	($-000’s omitted)
Contractual Obligations As of March 31, 2005	Less than 1 year	1-3 Years	3-5 Years	More than 5 years	Total
Lease Obligations	$1,544	$3,353	$627	$359	$5,883
Investment in Limited Partnerships	250				$250
Notes Payable	466	12,051	—		$12,517

Total	$2,260	$15,404	$627	$359	$18,650

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to long-term investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Long-Term Investments

Investments in limited partnerships include our investments in Ampco and the Frisco Square Partnerships, and none represent investments in publicly traded companies. The investment in Ampco is accounted for using the equity method of accounting for investments. The equity method is used as we do not have a majority interest and do not have significant influence over the operations of Ampco. Distributions received are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed our proportionate share of the investee’s earnings. Distributions in excess of our proportionate share are recorded as a reduction of our investment.

We utilize the cost method to account for our investment in Fairways Frisco, L.P., since our ownership is less than 20%. As such, the investment is recorded at its actual cost and distributions received from Fairways Frisco, L.P. are recorded as income when received.

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

Recent Accounting Pronouncement.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment., which requires that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. On April 14, 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123R until the beginning of a company’s next fiscal year. As a result of this change, the Company will be required to apply Statement 123R beginning in the first quarter of 2006.

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

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. As a result, management does not believe the implementation of Statement 123R will have a material impact on its results of operations.

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

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. We are exposed to interest rate risk primarily as the guarantor of ASDS’s Acquisition Note, which bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum. If the effective interest rate under the Acquisition Note were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $69,000, based on the average balance outstanding under the Acquisition Note during the three month period ended March 31, 2005. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $107,000. We did not experience a material impact from interest rate risk during the three month period ended March 31, 2005.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at March 31, 2005, which are sensitive to changes in interest rates. At March 31, 2005, approximately 55% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled principal cash flows for debt outstanding at March 31, 2005 for the twelve months ending March 31 are as follows:

	Long Term Debt:
	Fixed Rate	Variable Rate	Total
2006	$466,000	$—	$466,000
2007	$4,563,000	$—	$4,563,000
2008	$38,000	$6,900,000	$6,938,000
2009	$550,000	$—	$550,000
Thereafter	$—	$—	$—

	$5,617,000	$6,900,000	$12,517,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first three months of 2005.

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, we filed our opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On September 8, 2004, the Fifth Circuit granted plaintiffs’ petition for permission to appeal the denial of class certification. Briefing on the appeal is complete, and oral argument has been set for June 6, 2005.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

31.1	Written Statement of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2005, by David E. Bowe as Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2005, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Office Building Sublease Agreement between Ascendant Solutions, Inc. and Holt Lunsford Commercial, Inc. dated March 16, 2005.*

*	Filed herewith.

(b) Reports on Form 8-K

On January 7, 2005, the Company filed a Current Report on Form 8-K (the “Initial Report”) to report the Company’s acquisition on December 31, 2004 of certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (“Properties”) in the 150-acre Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to that certain Master Agreement Regarding Frisco Square Partnerships, dated December 31, 2004.

On January 14, 2005, the Company filed a Current Report on Form 8-K to report additional information regarding the Company’s acquisition on December 31, 2004 of certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (“Properties”) in the 150-acre Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to that certain Master Agreement Regarding Frisco Square Partnerships, dated December 31, 2004.

On February 23, 2005, the Company filed a Current Report on Form 8-K to report additional information regarding the Company’s acquisition on December 31, 2004 of certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (“Properties”) in the 150-acre Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to that certain Master Agreement Regarding Frisco Square Partnerships, dated December 31, 2004.

On March 16, 2005, the Company filed Amendment No. 1 to the Initial Report to amend Item 1.01 of the January 14, 2005 Current Report on Form 8-K and the February 23, 2005 Current Report on Form 8-K to update the status of the capital contributions to Fairways Frisco L.P., a Texas limited partnership (“Fairways Frisco”), and Item 9.01 of the Initial Report to update the status of the financial statements and pro forma financial information required under Item 9.01 of Form 8-K.

On April 29, 2005, the Company filed Amendment No. 2 to the Initial Report to amend Item 1.01 of the Initial Report, the January Report, the February Report and the March Report to update the status of the capital contributions to Fairways Frisco and to describe the termination of the Master Agreement Regarding Frisco Square Partnerships on April 15, 2005, and Item 9.01 of the Initial Report to add the table reflecting certain ownership after giving effect to the Amendment as Exhibit 99.1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005	ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2005	ASCENDANT SOLUTIONS, INC.

	By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)