Form 10-Q
period 2005-06-30
ASCENDANT SOLUTIONS INC
filed 2005-08-15
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

At August 1, 2005 there were approximately 21,980,900 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$1,868
Trade accounts receivable, net	5,288	6,350
Other receivables	223	161
Receivable from affiliates	83	71
Inventories	2,520	2,498
Prepaid expenses	622	503
	9,975	11,451
Property and equipment, net	1,015	716
Goodwill	7,299	7,299
Other intangible assets	592	758
Investments in limited partnerships, net	1,457	410
Other assets	100	119
Total assets	$20,438	$20,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,808	$1,633
Accounts payable to affiliates	88	-
Accrued expenses	2,603	3,161
Notes payable, current	481	461
	4,980	5,255
Notes payable, long-term	11,807	12,155
Limited partnership and minority interests	665	464
Contingent indemnification liability	220	-
Total liabilities	17,672	17,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares--7,500,000, issued and outstanding--none	-	-
Common stock, $0.0001 par value:
Authorized shares--50,000,000, issued and outstanding shares--21,980,900 and 21,933,400 at June 30, 2005 and December 31, 2004, respectively.	2	2
Additional paid-in capital	60,030	59,961
Deferred compensation	(112)	(78)
Accumulated deficit	(57,154)	(57,006)
Total stockholders' equity	2,766	2,879
Total liabilities and stockholders' equity	$20,438	$20,753

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue:
Healthcare	$9,892	$9,895	$19,717	$10,670
Real estate advisory services	2,684	2,390	6,128	3,067
	12,576	12,285	25,845	13,737
Cost of sales:
Healthcare	6,674	6,435	13,326	6,942
Real estate advisory services	1,783	1,314	3,832	1,521
	8,457	7,749	17,158	8,463

Gross profit	4,119	4,536	8,687	5,274

Operating expenses:
Selling, general and administrative expenses	4,086	4,074	8,256	4,929
Non-cash stock compensation	20	8	35	18
Depreciation and amortization	165	84	322	90

Total operating expenses	4,271	4,166	8,613	5,037

Operating income (loss)	(152)	370	74	237

Investment income	117	70	194	140
Interest expense, net	(189)	(162)	(367)	(165)
Loss on sale of equipment	-	(17)	(1)	(17)
Income (loss) before limited partnership and
minority interest and income tax expense	(224)	261	(100)	195
Limited partnership and minority interest loss (income)	17	1	29	(39)
State income tax expense	17	48	77	48
Net income (loss)	$(224)	$214	$(148)	$108

Basic net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.00

Diluted net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.00

Shares used in computing basic net income (loss) per share	21,965,067	21,732,567	21,949,233	21,699,233

Shares used in computing diluted net income (loss) per share	21,965,067	22,013,358	21,949,233	21,989,342

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)
	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income (loss)	$(148)	$108
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for doubtful accounts	169	267
Depreciation and amortization	322	90
Deferred compensation amortization	35	17
Non-cash stock option compensation	-	18
Loss on sale of property and equipment	1	17
Limited partnership and minority interest	(29)	39
Changes in operating assets and liabilities, net of
effects from acquisitions:
Accounts receivable	893	863
Inventories	(22)	(112)
Prepaid expenses and other assets	(174)	(103)
Accounts payable	263	481
Accrued expenses	(558)	(108)
Net cash provided by operating activities	752	1,577
Investing Activities
Return of capital distributions	18	18
Proceeds from sale of property and equipment	-	39
Deferred acquisition costs	-	310
Net cash acquired in acquisitions	-	1,537
Purchases of property and equipment	(456)	(22)
Distributions to limited partners	-	(31)
Investment in limited partnerships	(845)	(97)
Payment of acquisition liabilities	-	(1,350)
Purchase cost of acquisitions, net of cash acquired	-	(795)
Net cash used in investing activities	(1,283)	(391)
Financing Activities
Proceeds from exercise of common stock purchase options	-	48
Proceeds from sale of limited partnership interests	230	230
Proceeds from notes payable	30	-
Payments on notes payable	(358)	(385)
Net cash used in financing activities	(98)	(107)
Net increase (decrease) in cash and cash equivalents	(629)	1,079
Cash and cash equivalents at beginning of period	1,868	2,006

Cash and cash equivalents at end of period	$1,239	$3,085
Supplemental Cash Flow Information
Cash paid for state income taxes	$269	$-
Cash paid for interest on notes payable	$396	$-
Noncash investing activities
Indemnification liability recorded	$220	$-
See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The consolidated results of operations for the three and six month periods ended June 30, 2005, respectively, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. The December 31, 2004 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003 and 2004. A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%
August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%
October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%
November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%
March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and therapy infusion centers	100%
April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	20%
May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%
December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	14%[1]

1 The Company was the initial limited partner in Fairways Frisco, L.P., which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco, L.P. subsequently sold additional limited partnership interests and the Company held a limited partnership interest of approximately 14% in Fairways Frisco, L.P. as of June 30, 2005. See Note 10 for additional information regarding Fairways Frisco, L.P. and the Frisco Square Partnerships.

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

Please see Note 16 “Business Segment Information” in the notes hereto for additional information.

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

Concentration of Credit Risk
The Company’s credit risk relates primarily to its trade accounts receivables and its receivables from affiliates, along with cash deposits maintained at financial institutions in excess of federally insured limits. Management performs continuing evaluations of debtors’ financial condition and provides an allowance for uncollectible accounts as determined necessary. See Note 5 for additional information regarding the Company’s trade accounts receivable, allowance for doubtful accounts and significant customer relationships.

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

Inventories
Inventories consists of healthcare product finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market. The Company provides an estimated reserve against inventory for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of its net realizable value. See Note 6 for additional information regarding inventories.

Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets by comparing the undiscounted cash flows over the remaining useful life of the long-lived assets with the assets’ carrying value. If this comparison indicates that the carrying value will not be recoverable, the carrying value of the long-lived assets will be reduced accordingly based on a discounted cash flow analysis. No impairment was recorded during the three month and six month periods ended June 30, 2005.

Investments in Limited Partnerships
Investments in limited partnerships include the Company’s investments in Ampco and Fairways Frisco, L.P., and none represent investments in publicly traded companies. The investment in Ampco is accounted for using the equity method of accounting for investments. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations of Ampco. Distributions received by the Company are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the investee’s earnings. Distributions in excess of the Company’s proportionate share are recorded as a reduction of the Company’s investment.

The Company utilizes the cost method to account for its investment in Fairways Frisco, L.P. Its ownership is less than 15% and it does not have any involvement in, nor does it exercise significant influence over the operations of Fairways Frisco, L.P. The Frisco Square Partnerships will require additional funding from Fairways Frisco, L.P. in order to continue development of its real estate. However, the Company is not obligated to invest any additional funds if Fairways Frisco, L.P. makes a capital call for additional cash. The Company expects its ownership percentage in Fairways Frisco, L.P. will decline further if additional capital calls are received for Fairways Frisco, L.P.’s funding needs and the Company does not fund its pro-rata share of such funding needs. Management believes that the cost method of accounting for its investment in Fairways Frisco, L.P. provides an accurate reflection of the nature of its investment and the current and future economic interest of the investment. As such, the investment is recorded at its actual cost. Any distributions received from Fairways Frisco, L.P. will be recorded as income when received. However, the Company does not expect to receive any distributions from Fairways Frisco, L.P. for the foreseeable future. For the three month and six month periods ended June 30, 2005, there were no limited partner distributions received from this investment. See Note 10 for additional information regarding the Company’s investment in Fairways Frisco, L.P.

The Company’s recorded investment in Fairways 03 New Jersey, LP is due to its limited indemnification obligation to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness is subject to the provisions of FIN 45. In the first quarter of 2005, the Company estimated its obligation under this indemnification agreement to be $220,000 and recorded this amount as a contingent liability and an increase to its investment in limited partnerships. At the present time, the Company does not believe it is probable that any defaults will occur on the bank debt subject to this guaranty and indemnification agreement. The Company’s maximum liability, if any, under this limited indemnification is $520,000. See Note 13 for additional information regarding the Company’s indemnification obligation.

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

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed based on the loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of warrants and stock options were not included in the calculation for the three month and six month periods ended June 30, 2005 as their effect is anti-dilutive. The number of dilutive shares resulting from assumed conversion of stock options and warrants are determined by using the treasury stock method.  See Note 3 for more information regarding the calculation of net income (loss) per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders as reported	$(224,000)	$214,000	$(148,000)	$108,000
Total stock-based employee compensation included in reported net income (loss), net of related tax effects	20,000	8,000	35,000	18,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,000)	(84,000)	(6,000)	(91,000)
Pro forma net income (loss)	$(207,000)	$138,000	$(119,000)	$35,000

Net income (loss) per share:
Basic - as reported	$(0.01)	$0.01	$(0.01)	$0.00
Basic - pro forma	$(0.01)	$0.01	$(0.01)	$0.00
Diluted - as reported	$(0.01)	$0.01	$(0.01)	$0.00
Diluted - pro forma	$(0.01)	$0.01	$(0.01)	$0.00

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made during 2002. The following weighted average assumptions were applied in determining the pro forma compensation cost: risk free interest rate - 4.69%, expected option life in years - 6.00, expected stock price volatility - 1.837 and expected dividend yield - 0.00%.

Fair Value of Financial Instruments
The Company’s financial instruments include cash, accounts receivable and accounts payable that are carried at cost, which approximates fair value because of the short maturity of these instruments. The fair value of notes payable approximates carrying value as interest rates approximate market rates. The fair value of investments in limited partnerships is not readily determinable without undue cost.

Reclassifications
Certain prior year balances have been reclassified to conform to the current year presentation.

3. Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period. No effect has been given to outstanding options or warrants in the diluted computation, for the three or six month period ended June 30, 2005, as their effect would be anti-dilutive due to the net loss. The number of potentially dilutive stock options and warrants excluded from the computation for the three and six month periods ended June 30, 2005 was approximately 1,066,000 and 1,019,000, respectively. A reconciliation of basic and diluted income (loss) per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(224,000)	$214,000	$(148,000)	$108,000

Weighted average number
of shares outstanding
used in computing basic
net income (loss) per share	21,965,067	21,732,567	21,949,233	21,699,233

Effect of dilutive stock options and warrants	-	280,791	-	290,109

Weighted average number
of shares outstanding
used in computing diluted
net income (loss) per share	21,965,067	22,013,358	21,949,233	21,989,342

Basic net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.00

Diluted net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.00

In May 2005, the Company issued 22,500 shares of restricted common stock under its 2002 Equity Incentive Plan to its non-employee directors in exchange for their service on the board of directors and its various committees during 2005 with such shares to vest quarterly throughout this year. The Company’s board of directors reserved the right to reevaluate this form of director compensation and each director has the right to reevaluate the choice of restricted shares or cash for service as a director in 2006. Additionally, the Company issued 10,000 restricted common shares as a one-time new director grant for a new non-employee director, and it issued 15,000 restricted common shares as annual grants to two non-employee directors (7,500 shares to each director). These one-time and annual grants vest annually over a three-year period.

Deferred compensation equivalent to the market value of these shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over the applicable vesting period. Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $20,000 and $8,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $35,000 and $17,000 for the and six month periods ended June 30, 2005 and 2004, respectively.

4. Cash and Cash Equivalents

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which are stated at cost amount to approximately $1.2 million and approximately $1.9 million at June 30, 2005 and December 31, 2004, respectively, consist principally of interest-bearing cash deposits placed with various financial institutions.

5. Trade Accounts Receivable

Trade accounts receivable comprised the following:

	June 30,	December 31,
	2005	2004
Healthcare:
Trade accounts receivable	$3,962,000	$4,319,000
Less - allowance for doubtful accounts	(493,000)	(380,000)
	3,469,000	3,939,000
Real Estate Advisory Services:
Trade accounts receivable	1,819,000	2,411,000
Less - allowance for doubtful accounts	-	-
	1,819,000	2,411,000

	$5,288,000	$6,350,000

Healthcare trade accounts receivable consists primarily of amounts receivable from third-party payers (insurance companies and governmental agencies) under various medical reimbursement programs, institutional healthcare providers, individuals and others and are not collateralized. Certain receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. The Company’s Healthcare segment reduces its accounts receivable by an allowance for the amounts deemed to be uncollectible. In general, an allowance for retail pharmacy accounts aged in excess of 60 days and infusion therapy accounts aged in excess of 180 days is established. Accounts that management has ultimately determined to be uncollectible are written off against the allowance.

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 19.8% and 18.4% of total accounts receivable at June 30, 2005 and December 31, 2004, respectively. The Company’s Healthcare segment also had receivables in excess of 10% of accounts receivable from three major insurance companies representing 34.3% and 15.3% of total accounts receivable at June 30, 2005 and December 31, 2004, respectively. No other single customer or third-party payer accounted for more than 10% of accounts receivable at June 30, 2005 or December 31, 2004, respectively.

The Company’s real estate advisory services segment grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. The Company’s real estate advisory services segment derived revenues in excess of ten percent from two customers combined totaling approximately $1,340,000, or 50.2% of revenues for the three month period ended June 30, 2005 and revenues from one customer in excess of 10% totaling approximately $2,166,000 or 35.4% of revenues for the six month period ended June 30, 2005, respectively.

6. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Inventories-retail pharmacy	$1,624,000	$1,498,000
Inventories-infusion/homecare	442,000	480,000
Inventories-general retail	549,000	578,000
Less: Inventory reserves	(95,000)	(58,000)
	$2,520,000	$2,498,000

7. Prepaid Expenses

Prepaid expenses comprised the following:

	June 30,	December 31,
	2005	2004

Prepaid insurance	$259,000	$279,000
Deferred tenant representation costs	99,000	200,000
Prepaid marketing costs	78,000	-
Prepaid rent	148,000	-
Other prepaid expenses	38,000	24,000
	$622,000	$503,000

The Company’s real estate advisory services segment defers direct costs associated with its tenant representation services until such time a lease is signed between the tenant and landlord. Upon execution of a signed lease, the Company expenses 50% of these direct costs associated with the transactions, with the balance being paid by the individual broker through a reduction in the commission earned. The Company regularly reviews these direct costs and expenses such costs related to canceled or unlikely to be completed transactions.

8. Property and Equipment

Property and equipment comprised the following:

	Estimated	June 30,	December 31,
	Useful Lives	2005	2004

Computer equipment and software	3 to 5 years	$465,000	$317,000
Furniture, fixtures and equipment	5 to 7 years	395,000	336,000
Leasehold improvements	Life of Lease	567,000	321,000
		1,427,000	974,000
Less accumulated depreciation and amortization		(412,000)	(258,000)
		$1,015,000	$716,000

The Company provides for depreciation based on the estimated useful lives of depreciable assets using the straight-line method. Depreciation expense was $82,000 and $65,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $156,000 and $71,000 for the six month periods ended June 30, 2005 and 2004, respectively.

9. Goodwill and Other Intangibles

Goodwill and other intangible assets comprised the following:

	June 30,	December 31,
	2005	2004

Goodwill	$7,299,000	$7,299,000
Other intangible assets:
Patient Prescriptions	544,000	544,000
Non-compete Agreements	450,000	450,000
Less - accumulated amortization	(402,000)	(236,000)
	$592,000	$758,000

The excess of the purchase price over the net tangible assets acquired have been allocated to (i) patient prescriptions for the Park Assets acquisition in 2004, and (ii) non-compete agreements and goodwill for the CPOC acquisition in 2004. In connection with the CPOC acquisition, the Company obtained non-compete agreements from nine of CPOC’s management and key employees, including Kevin Hayes, CPOC’s Chairman. The non-compete agreements are being amortized over their contractual life of 3 years, which amounted to $37,500 and $75,000 for the three and six month periods ended June 30, 2005, respectively.

The Company amortizes its patient prescriptions acquired in the acquisition of the Park Assets over 3 years, which amounted to $45,000 and $90,000 for the three and six month periods ended June 30, 2005, respectively.

10. Investments in Limited Partnerships

Investments in limited partnerships comprised the following:

	Ownership	June 30,	December 31,
	%	2005	2004

Ampco Partners, Ltd.	10%	$237,000	$256,000
Fairways 03 New Jersey, LP	20%	220,000	-
Fairways Frisco, L.P.	14%	1,000,000	154,000
		$1,457,000	$410,000

On January 7, 2005, the Company filed a Current Report on Form 8-K (the “Initial Report”) to report the Company’s acquisition on December 31, 2004 of certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (“Properties”) in the 150-acre Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to that certain Master Agreement Regarding Frisco Square Partnerships, dated December 31, 2004 (the “Master Agreement”), all as described in the Initial Report. Additional information about this transaction was provided in Current Reports on Form 8-K filed on January 14, 2005 (the “January Report”) and February 23, 2005 (the “February Report”). On March 16, 2005, the Company filed Amendment No. 1 to the Initial Report (the “March Report”) to amend Item 1.01 of the January Report and the February Report to update the status of the capital contributions to Fairways Frisco, L.P., a Texas limited partnership (“Fairways Frisco”), and Item 9.01 of the Initial Report to update the status of the financial statements and pro forma financial information required under Item 9.01 of Form 8-K. On April 29, 2005, the Company filed Amendment No. 2 to the Initial Report to amend Item 1.01 of the January Report and the February Report to update the status of the Master Agreement entered into on December 31, 2004, update the status of capital contributions to Fairways Frisco, L.P. and to disclose certain other events related to Fairways Frisco and the Frisco Square Partnerships.

As described in the Company’s Current Report on Form 8-K filed January 14, 2005, the Company entered into an oral agreement with Fairways Equities, LLC, a Texas limited liability company (“FEL”), to co-invest with FEL in the Partnerships. FEL has 4 members who each own 25% of its membership interests, James C. Leslie, the Chairman and principal shareholder of the Company, and Cathy Sweeney, Brant Bryan and David Stringfield, who are each shareholders of the Company as well as employees of CRESA Capital Markets Group, LP, a subsidiary of the Company (the “Fairways Members”).

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

Also on April 15, 2005, Fairways Frisco, through Frisco Square Land, Ltd., a newly created partnership, closed a financing transaction, the proceeds of which were used to repay the outstanding bank debt of Frisco Square, Ltd and to provide additional working capital for Fairways Frisco. Under the terms of the now terminated Master Agreement, Fairways Frisco held an option to acquire 50% of the partnership interests of Frisco Square, Ltd. Concurrently with the financing, all of the land and related development held by Frisco Square, Ltd. was transferred to Frisco Square Land, Ltd. in exchange for repayment of the bank debt, and the option to acquire 50% of the partnership interests of Frisco Square, Ltd. was cancelled. As a result of these changes, Fairways Frisco now has no interest in Frisco Square, Ltd. Fairways Frisco owns 60% of Frisco Square Land, Ltd., subject to the same increases for preference distributions and dilution to CMP if certain capital call and limited partner capital loan provisions are not met by CMP as discussed above.

The Company has not guaranteed any of the debt of the Frisco Square Partnerships or Fairways Frisco, L.P.. The Company is not involved with any management, financing or other operating activities of the Frisco Square Partnerships or Fairways Frisco. However, in May 2005, the Company entered into an agreement with FEL, pursuant to which the Company is entitled to receive 25% of the fees paid to FEL pursuant to the Fairways Frisco partnership agreement. These fees, including a monthly management fee, represent compensation to the Company for supplying resources to execute the initial transaction with the Frisco Square Partnerships in December 2004. The Company received $35,000 in April 2005, representing its 25% share of certain fees paid to FEL pursuant to the April 15, 2005 financing transaction described above. As of June 30, 2005, the Company has not received an allocation of any monthly management fees from FEL under the agreement.

As of June 30, 2005, the Company has made aggregate capital contributions of $1.0 million to Fairways Frisco, L.P.. As of June 30, 2005, Fairways Frisco, L.P. has received aggregate capital contributions of $6.9 million. The Company has made no additional capital contributions subsequent to June 30, 2005.  However, Fairways Frisco, L.P. has received additional capital contributions from other limited partners of $600,000 subsequent to June 30, 2005 and it is expected to request additional capital contributions from the limited partners.  The Company does not expect to fund any additional capital requested from Fairways Frisco, L.P. As a result, the Company’s $1.0 million investment has been reduced to 13.7% of the limited partnership interests of Fairways Frisco and 8.2% (subject to adjustment as described above) of the limited partnership interests of the Frisco Square Partnerships (indirectly through Fairways Frisco). The Company expects its limited partnership interest will be reduced further as additional limited partner contributions are received and the Company does not fund its limited partnership share of such capital contributions into Fairways Frisco, L.P.

In the March Report, the Company reported that the independent auditors for the Frisco Square Partnerships had not yet completed their audits of the financial statements for the years ended December 31, 2004 and 2003. Subsequently, the Company has determined that based on the size of its investment in the Frisco Square Partnerships, it is not required to file audited financial statements for the Frisco Square Partnerships. The Company owns, indirectly through its limited partnership interest in Fairways Frisco, less than 10% of the Frisco Square Partnerships. The Frisco Square Partnerships will require additional funding from Fairways Frisco in order to continue development of its real estate. However, the Company is not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash, although it may choose to do so depending on its available funds. The Company expects its ownership percentage in Fairways Frisco will decline further if additional capital calls are received for Fairways Frisco’s funding needs and the Company does not fund its pro-rata share of such funding needs. Based on these factors, the Company intends to account for its investment under the cost method of accounting and it does not believe that presenting separate audited financial statements of the Frisco Square Partnerships is meaningful or representative of its relationship with the Frisco Square Partnerships.

A detailed description of the Company’s investment in Fairways Frisco and the Frisco Square Partnerships (prior to the events described in this Note 10) is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

11. Accrued Expenses

Accrued expenses comprised the following:

	June 30,	December 31,
	2005	2004

Accrued real estate commissions & fees	$1,915,000	$2,060,000
Accrued payroll and related	396,000	540,000
Accrued other	89,000	220,000
Accrued rent	129,000	116,000
Accrued property, franchise and sales taxes	84,000	44,000
Accrued state income taxes payable	(10,000)	181,000
	$2,603,000	$3,161,000

12. Notes Payable

Notes payable comprised the following:

	June 30,	December 31,
	2005	2004
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$528,000	$688,000

Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal of $3,084,000 due in March 2007.	3,630,000	3,783,000

Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal of $408,000 due in March 2007.	480,000	501,000

AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	710,000	726,000

Note payable Kevin Hayes, prior shareholder of CRESA Partners of Orange County, Inc. (predecessor to CRESA Partners of Orange County, LP, f/k/a The Staubach Company - West, Inc.)
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% (6.25% at June 30, 2005) payable monthly, principal payable quarterly from the Company's equity interest in the operating cash flow, as defined, of CRESA Partners of Orange County, LP. secured by subordinated security interest in substantially all assets of CRESA Partners of Orange County, LP.	6,900,000	6,900,000

Capital lease obligations, secured by office equipment	11,000	18,000

Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7%, secured by all property and equipment of Ascendant Solutions, Inc.	29,000	-
	12,288,000	12,616,000
Less current portion	(481,000)	(461,000)
	$11,807,000	$12,155,000

The aggregate maturities of notes payable for the 12 months ended June 30 are as follows:

2006	$481,000
2007	11,219,000
2008	47,000
2009	541,000
Thereafter	-
$12,288,000

  13. Commitments and Contingencies

The Company leases its healthcare, real estate advisory services and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $336,000 and $670,000 for the three and six month periods ended June 30, 2005, respectively.

Future minimum lease payments under non-cancelable operating leases for the twelve months ending June 30 are as follows:

2006	$1,543,000
2007	1,296,000
2008	1,008,000
2009	828,000
2010	630,000
Thereafter	260,000
$5,565,000

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

14. Subsequent Events

In July 2005, the single tenant commercial real estate property indirectly and partially owned by Fairways 03 New Jersey, LP was put under an option agreement to be sold. If the potential buyer exercises the purchase option, the property is expected to be sold in December 2005. In connection with the execution of the option agreement, Fairways 03 New Jersey, LP received a non-refundable option payment.

This option payment was distributed to the limited partners on a pro-rata basis with their limited partnership interests. The Company received $66,500 as its pro rata share of this option payment, and this amount was recorded as a reduction of its investment in Fairways 03 New Jersey, LP. The proceeds from sale, if the purchase option is exercised by the buyer, would be used to pay off the $2.6 million in bank debt and the Company would have no further obligation under the indemnification agreement described in Note 13.

15. Related Party Transactions

During the three months ended June 30, 2005, CRESA Capital Markets Group, LP, a subsidiary of the Company received approximately $88,000 in cash advances from the Fairways Members that were used to pay general operating expenses. These non-interest bearing advances are expected to be repaid only upon the receipt of revenues from capital markets real estate advisory transactions expected to close later in 2005. Subsequent to June 30, 2005 and through August 1, 2005, the Fairways Members made additional cash advances of $20,000 to CRESA Capital Markets Group, LP to fund its operating expenses.

16. Business Segment Information

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and six month periods ended June 30, 2005 and 2004 are as follows (000’s omitted):

	Three Months Ended June 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004

Revenue	$9,892	$9,895	$2,684	$2,390	$-	$-	$12,576	$12,285
Cost of sales	6,674	6,435	1,783	1,314	-	-	8,457	7,749
Gross profit	3,218	3,460	901	1,076	-	-	4,119	4,536
Investment income	1	-	-	-	116	70	117	70
Net Income (Loss)	($76)	$25	$6	$439	($154)	($250)	($224)	$214

EBITDA	$93	$193	$210	$568	$(156)	$(253)	$147	$508
Less:
Interest (Expense) Income	(84)	(102)	(110)	(65)	5	5	(189)	(162)
Taxes	-	-	(17)	(48)	-	-	(17)	(48)
Depreciation &
Amortization	(85)	(66)	(77)	(16)	(3)	(2)	(165)	(84)
Net Income (Loss)	$(76)	$25	$6	$439	$(154)	$(250)	$(224)	$214

	Six Months Ended June 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004

Revenue	$19,717	$10,670	$6,128	$3,067	$-	$-	$25,845	$13,737
Cost of sales	13,326	6,942	3,832	1,521	-	-	17,158	8,463
Gross profit	6,391	3,728	2,296	1,546	-	-	8,687	5,274
Investment income	4	-	-	-	190	140	194	140
Net Income (Loss)	$(205)	$40	$459	$580	$(402)	$(512)	$(148)	$108

EBITDA	$135	$218	$892	$711	$(409)	$(518)	$618	$411
Less:
Interest (Expense) Income	(169)	(109)	(210)	(65)	12	9	(367)	(165)
Taxes	-	-	(77)	(48)	-	-	(77)	(48)
Depreciation &
Amortization	(171)	(69)	(146)	(18)	(5)	(3)	(322)	(90)
Net Income (Loss)	$(205)	$40	$459	$580	$(402)	$(512)	$(148)	$108

	June 30,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004

Total assets	$8,105	$9,914	$11,277	$11,571	$1,056	$1,107	$20,438	$22,592

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

Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report. Furthermore, see the Company’s most recent Form 10-K for the year ended December 31, 2004, including the section titled “Risks Related to Our Business,”“Risks Specific to Operating Subsidiaries,”“Risks Related to Our Investments in Real Estate,” and “Other Risks.” These risks, uncertainties and other factors include, but are not limited to: limited funding and the difficulty of finding additional financing, if necessary; dependence on management; dependence on our small staff; the potential for a subsidiary to account for a significant percentage of our revenue; unforeseen acquisition costs; potential asset impairment charges; pending litigation; potential for future leveraged transactions; restrictions on use of net operating loss carryforwards; highly leveraged subsidiaries; inability to integrate and manage operating subsidiaries; pharmacy regulations; competition in the pharmacy industry; concentration of ownership and control; related party transactions; our stock has been delisted from The NASDAQ National Market; the success of real estate developments is dependent on tenants to generate lease revenues; the uncertainty inherent in real estate development; and illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

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

The Company

Ascendant Solutions, Inc. (“we,”“us,” or “our Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 205, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company which is seeking to, or has invested in, or acquired, healthcare, manufacturing, distribution or service companies. We are organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. A detailed discussion of our business segments is included in our Form 10-K for the year ended December 31, 2004.

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

Real Estate Advisory Services

Our real estate advisory services segment consists of (i) CRESA Capital Markets Group, L.P. a subsidiary 80% owned by us (ii) our wholly owned subsidiary ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. (“ASDS”) and (iii) our 99% owned subsidiary CRESA Partners of Orange County, LP. (“CPOC”).

Revenue is recognized by our real estate advisory services segment generally upon execution of a lease contract and performance of any required services under the contract. As such, our real estate advisory services revenue stream is subject to variability from period to period based upon the timing of lease contract executions. Comparison of revenues and related cost of sales from period to period may not be indicative of the current or future performance of the underlying business.

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

 Results of Operations

 Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

	Three Months Ended June 30,

	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$9,892	$9,895	$(3)	$2,684	$2,390	$294
Cost of Sales	6,674	6,435	239	1,783	1,314	469
Gross Profit	3,218	3,460	(242)	901	1,076	(175)
Operating expenses	3,211	3,331	(120)	785	509	276
Investment income	1	-	1	-	-	-
Interest income (expense), net	(84)	(102)	18	(110)	(65)	(45)
Gain (loss) on sale of equipment	-	(2)	2	-	(15)	15
Limited partnership and minority interests	-	-	-	17	-	17
State income tax provision	-	-	-	(17)	(48)	31
Net income (loss)	$(76)	$25	$(101)	$6	$439	$(433)
Plus:
Interest (income) expense, net	$84	$102	$(18)	$110	$65	$45
State income tax provision	-	-	-	17	48	(31)
Depreciation & Amortization	85	66	19	77	16	61
Earnings Before Interest, Taxes,
Depreciation & Amortization	$93	$193	$(100)	$210	$568	$(358)

	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$-	$-	$-	$12,576	$12,285	$291
Cost of Sales	-	-	-	8,457	7,749	708
Gross Profit	-	-	-	4,119	4,536	(417)
Operating expenses	275	326	(51)	4,271	4,166	105
Investment income	116	70	46	117	70	47
Interest income (expense), net	5	5	-	(189)	(162)	(27)
Gain (loss) on sale of equipment	-	-	-	-	(17)	17
Limited partnership and minority interests	-	1	(1)	17	1	16
State income tax provision	-	-	-	(17)	(48)	31
Net income (loss)	$(154)	$(250)	$96	$(224)	$214	$(438)
Plus:
Interest (income) expense, net	($5)	($5)	$0	$189	$162	$27
State income tax provision	-	-	-	17	48	(31)
Depreciation & Amortization	3	2	1	165	84	81
Earnings Before Interest, Taxes,
Depreciation & Amortization	$(156)	$(253)	$97	$147	$508	$(361)

Healthcare

Revenue
Total revenue decreased $3,000 during the second quarter of 2005 to $9,892,000. The change in revenue is comprised of (i) a decrease of $327,000 in revenue from infusion services due to increased competition, and (ii) an increase of $324,000 in revenue from retail pharmacies as a result of increased drug pricing and increased marketing efforts.

Cost of sales/Gross profit
The cost of sales increased $239,000, or 2.4% of revenue during the second quarter of 2005 to $6,674,000. The increase is primarily attributable to increased revenue at the retail pharmacies and an increase in inventory shrinkage at the retail pharmacies. This increase is offset by a decrease in cost of sales from infusion services attributable to decreased sales volume from infusion services.

Gross profit decreased $242,000, or 2.5% of revenue. Gross profit was 32.5% of revenue in the second quarter of 2005 as compared to 35.0% for the second quarter of 2004. The reason for the decrease in the gross profit percentage is due to a decline of 4% in the gross profit percentage from infusion services as a result of a change in the revenue mix toward lower margin therapies, combined with a decrease of 1% in the gross profit percentage at the retail pharmacies as a result of increased inventory shrinkage.

Operating expenses
Operating expenses decreased $120,000 from $3,331,000 in the second quarter of 2004 to $3,211,000 in the second quarter of 2005. The decrease in healthcare operating expenses includes (i) a decrease of $72,000 due to reduced headcount at various locations, (ii) a decrease of $146,000 in bad debt expense from the collection of previously written off accounts receivable, and (iii) an increase of $77,000 in professional fees for audit, accounting and legal services.

 Depreciation and amortization
Depreciation and amortization expense increased $19,000 from $66,000 in the second quarter of 2004 to $85,000 in the second quarter of 2005, which includes $45,000 of amortization of patient prescriptions which were recorded as an intangible asset acquired in the acquisition of the Park Assets. This intangible asset is being amortized over 3 years. The comparable amortization expense recorded in the second quarter of 2004 was $19,000. The increase in amortization results from adjustments to increase the purchase price of the Park assets by $311,000 during the third and fourth quarters of 2004 for acquisition costs and adjustments to the fair value of receivables at the acquisition date.

Interest expense, net
Net interest expense was $84,000 for the second quarter of 2005 compared to net interest expense of $102,000 for the second quarter of 2004. The decrease in net interest expense is due to a decrease in the outstanding notes payable balances due to Bank of Texas and AmerisourceBergen.

 Real Estate Advisory Services

Revenue
Revenue increased $294,000 from $2,390,000 in the second quarter of 2004 to $2,684,000 during the second quarter of 2005. The revenue for the second quarter of 2004 included fee revenue of $5,000 earned by CRESA Capital Markets, compared to corresponding fee revenue of $17,000 in the second quarter of 2005. The remaining $2,385,000 of real estate advisory services revenue in the second quarter of 2004 represented fee revenue earned by CPOC for the period from the date of acquisition on May 1, 2004 through June 30, 2004. CPOC earned fee revenue of $2,667,000 during the second quarter of 2005.

Cost of Sales/Gross profit
Cost of sales was $1,783,000 for the second quarter of 2005, representing 66.4% of revenue, compared to $1,314,000 or 55.0% of revenues for the second quarter of 2004. Cost of revenue includes all direct costs, including broker commissions, incurred in connection with a real estate advisory transaction. The increase of $469,000 in cost of sales over the second quarter of 2004 is due primarily to the inclusion of CPOC’s cost of sales for a full quarter in 2005, as compared to only two months in the second quarter of 2004.

CPOC was acquired by the Company on May 1, 2004. The increase of 11.4% in cost of sales as a percentage of revenue is due mostly to an increase in the percentage commission paid to brokers after the broker reaches a cumulative targeted revenue level.

Operating Expenses
Operating expenses increased $276,000 from $509,000 in the second quarter of 2004 to $785,000 for the second quarter of 2005. This increase includes an increase of $18,000 in selling, general and administrative expenses at Capital Markets due mostly to an increase in professional headcount. The increase in operating expenses also includes an increase of $258,000 in the second quarter of 2005 as compared to the second quarter of 2004 due to the inclusion of CPOC’s selling, general and administrative expenses and depreciation and amortization of $75,000 for a full quarter in 2005, as compared to only two months in the second quarter of 2004. CPOC was acquired by the Company on May 1, 2004.

Depreciation and amortization
Depreciation and amortization expense increased $61,000 in the second quarter of 2005 as compared to the second quarter of 2004. The increase is due to the inclusion of the results of operations of CPOC for a full quarter in 2005, as compared to only two months in the second quarter of 2004. CPOC was acquired by the Company on May 1, 2004. The increase also includes $37,500 of amortization of non-compete agreements which were recorded as an intangible asset in connection with the acquisition of CPOC on May 1, 2004, which are being amortized over their contractual life of 3 years. There was no comparable amortization expense recorded in the second quarter of 2004, as the Company did not complete its final allocation of the purchase price until the end of its 2004 fiscal year.

Interest expense, net
Interest expense, net is comprised of interest expense related to the debt assumed and incurred as part of the CPOC acquisition. Interest expense, net was $110,000 for the second quarter of 2005, based on the Northern Trust Bank prime rate plus 0.50% on the $6.9 million outstanding balance of the CPOC Acquisition Note. The Northern Trust Bank prime rate was 6.25% at June 30, 2005. Interest expense, net was $65,000 for the second quarter of 2004, and included interest expense incurred on the $6.9 million CPOC Acquisition Note, a $500,000 note payable to Kevin Hayes and a $500,000 line of credit payable to Northern Trust Bank. All of these notes payable bore interest at the Northern Trust Bank prime rate, which was 4.00% at June 30, 2004. The interest expense incurred on the Acquisition Note Payable to Kevin Hayes was $110,000 for the second quarter of 2005 as compared to $53,000 for the second quarter of 2004. The increase is also partially due to the inclusion of CPOC’s interest expense for a full three months in the quarter ending June 30, 2005, as compared to only two months for the quarter ending June 30, 2004. CPOC was acquired by the Company on May 1, 2004.

State income tax expense
The state income tax expense was $17,000 in the second quarter of 2005 as compared to $48,000 in the second quarter of 2004. The pretax earnings of CPOC for purposes of calculating California state income tax expense was $103,000 in the second quarter of 2005 as compared to $517,000 for the second quarter of 2004. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses decreased $51,000 from $326,000 in the second quarter of 2004 to $275,000 in the second quarter of 2005. The decrease is primarily comprised of : (i) an increase in selling, general and administrative expenses of $37,500 due to increased payroll from one additional professional staff in the second quarter of 2005, (ii) a decrease in accounting, legal and other professional fees of $103,000 as a result of fees related to two acquisitions in 2004, and (iii) an increase of $11,000 in amortization of deferred compensation in the second quarter of 2005 resulting from the issuance of restricted stock to directors and officers.

 Investment income
Investment income was $116,000 in the second quarter of 2005 and included $45,000 of income from distributions received from the Company’s Fairways 03 New Jersey, LP investment compared to $55,000 for the second quarter of 2004. The Company received a distribution of $45,000 from Ampco for the second quarter of 2005, of which $36,000 was recorded as investment income representing the Company’s investment share of Ampco earnings and $9,000 was recorded as a reduction of the Company’s investment asset in Ampco.

In the second quarter of 2004, the Company received a distribution of $22,000 from Ampco, of which $15,000 was recorded as investment income representing the Company’s investment share of Ampco earnings and $7,000 was recorded as a reduction of the Company’s investment asset in Ampco. Additionally in the second quarter of 2005, the Company received $35,000 from FEL. under an agreement whereby the Company receives 25% of certain fees earned by FEL pursuant to the Fairways Frisco limited partnership agreement.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

	Six Months Ended June 30,

	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$19,717	$10,670	$9,047	$6,128	$3,067	$3,061
Cost of Sales	13,326	6,942	6,384	3,832	1,521	2,311
Gross Profit	6,391	3,728	2,663	2,296	1,546	750
Operating expenses	6,431	3,577	2,854	1,578	804	774
Investment income	4	-	4	-	-	-
Interest income (expense), net	(169)	(109)	(60)	(210)	(65)	(145)
Gain (loss) on sale of equipment	-	(2)	2	(1)	(15)	14
Limited partnership and minority interests	-	-	-	29	(34)	63
State income tax provision	-	-	-	(77)	(48)	(29)
Net income (loss)	$(205)	$40	$(245)	$459	$580	$(121)
Plus:
Interest (income) expense, net	$169	$109	$60	$210	$65	$145
State income tax provision	-	-	-	77	48	29
Depreciation & Amortization	171	69	102	146	18	128
Earnings Before Interest, Taxes,
Depreciation & Amortization	$135	$218	$(83)	$892	$711	$181

	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$-	$-	$-	$25,845	$13,737	$12,108
Cost of Sales	-	-	-	17,158	8,463	8,695
Gross Profit	-	-	-	8,687	5,274	3,413
Operating expenses	604	656	(52)	8,613	5,037	3,576
Investment income	190	140	50	194	140	54
Interest income (expense), net	12	9	3	(367)	(165)	(202)
Gain (loss) on sale of equipment	-	-	-	(1)	(17)	16
Limited partnership and minority interests	-	(5)	5	29	(39)	68
State income tax provision	-	-	-	(77)	(48)	(29)
Net income (loss)	$(402)	$(512)	$110	$(148)	$108	$(256)
Plus:
Interest (income) expense, net	$(12)	$(9)	$(3)	$367	$165	$202
State income tax provision	-	-	-	77	48	29
Depreciation & Amortization	5	3	2	322	90	232
Earnings Before Interest, Taxes,
Depreciation & Amortization	$(409)	$(518)	$109	$618	$411	$207

Healthcare

Revenue
Total revenue increased $9,047,000 during the first six months of 2005 to $19,717,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full six month period ended June 30, 2005, as compared to only a full second quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the six month period ended June 30, 2004.

Cost of sales/Gross profit
The cost of sales increased $6,384,000 during the first six months of 2005 to $13,326,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full six month period ended June 30, 2005, as compared to only a full second quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the six month period ended June 30, 2004.

Gross profit was $6,391,000 or 32.4% of revenue during the first six months of 2005 as compared to $3,728,000 or 34.9% of revenue during the first six months of 2004. The increase of $2,663,000 was primarily the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full six month period ended June 30, 2005, as compared to only a full second quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the six month period ended June 30, 2004. The reason for the decrease in the gross profit percentage is due to a decline of 4% in the gross profit percentage in the infusion services business as a result of lower margin therapies, combined with a decrease of 1% in the gross profit percentage at the retail pharmacies as a result of increased inventory shrinkage.

Operating expenses
Operating expenses increased $2,854,000 from $3,577,000 during the first six months of 2004 to $6,431,000 during the first six months of 2005. The increase was primarily the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full six month period ended June 30, 2005, as compared to only a full second quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the six month period ended June 30, 2004.

 Depreciation and amortization
Depreciation and amortization expense increased $102,000 from $69,000 during the first six months of 2004 to $171,000 during the first six months of 2005. The increase was primarily the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full six month period ended June 30, 2005, as compared to only a full second quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the six month period ended June 30, 2004. The increase includes $90,000 of amortization of patient prescriptions which were recorded as an intangible asset acquired in the acquisition of the Park Assets. This intangible asset is being amortized over 3 years. The comparable amortization expense recorded during the first six months of 2004 was $19,000. The increase in amortization results from adjustments to increase the purchase price of the Park assets by $311,000 during the third and fourth quarters of 2004 for acquisition costs and adjustments to the fair value of receivables at the acquisition date.

Interest expense, net
Net interest expense was $169,000 for the first six months of 2005 compared to net interest expense of $109,000 for the first six months of 2004. The increase in net interest expense, was primarily the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full six month period ended June 30, 2005, as compared to only a full second quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the six month period ended June 30, 2004. The increase in net interest expense is net of a decrease of $18,000 in net interest expense during the second quarter of 2005 as compared to the second quarter of 2004, due to a decrease in the outstanding notes payable balances due to Bank of Texas and AmerisourceBergen.

Real Estate Advisory Services

Revenue
Revenue increased $3,061,000 from $3,067,000 during the first six months of 2004 to $6,128,000 during the first six months of 2005. The revenue for the first six months of 2004 included fee revenue of $682,000 earned by CRESA Capital Markets, compared to corresponding fee revenue of $17,000 earned by CRESA Capital Markets for the first six months of 2005. The remaining $2,385,000 of real estate advisory services revenue for the first six months of 2004 represented fee revenue earned by CPOC for the period from the date of acquisition on May 1, 2004 through June 30, 2004. CPOC earned fee revenue of $6,111,000 during the first six months of 2005.

Cost of Sales/Gross profit
Cost of sales was $3,832,000 for the first six months of 2005, representing 62.5% of revenue, compared to $1,521,000 or 49.6% of revenues for the first six months of 2004. Cost of revenue includes all direct costs, including broker commissions, incurred in connection with a real estate advisory transaction. The increase of $2,311,000 in cost of revenue over the first six months of 2004 is due primarily to the inclusion of CPOC’s cost of revenue for a full six months ending June 30, 2005, as compared to only two months for the six months ending June 30, 2004. CPOC was acquired by the Company on May 1, 2004. The increase of 12.9% in cost of sales as a percentage of revenue is primarily due to an increase in the percentage commission paid to brokers after the broker reaches a cumulative targeted revenue level.

Operating Expenses
Operating expenses increased $774,000 from $804,000 during the first six months of 2004 to $1,578,000 during the first six months of 2005. This increase is net of a decrease of $185,000 in selling, general and administrative expenses at Capital Markets due mostly to professional bonuses paid in the first six months of 2004 from fees received in connection with a completed real estate advisory transaction. There were no professional bonuses paid on real estate advisory services transactions at Capital Markets in the first six months of 2005. The increase in operating expenses also includes an increase of $831,000 during the first six months of 2005 as compared to the first six months of 2004 due to the inclusion of CPOC’s selling, general and administrative expenses and depreciation and amortization of $143,000 for a six months ending June 30, 2005, as compared to only two months for the six months ending June 30, 2004. CPOC was acquired by the Company on May 1, 2004.

Depreciation and amortization
Depreciation and amortization expense increased $128,000 during the first six months of 2005 as compared to the first six months of 2004. The increase is due to the inclusion of CPOC’s depreciation and amortization for a full six months ending June 30, 2005, as compared to only two months for the six months ending June 30, 2004. CPOC was acquired by the Company on May 1, 2004. The increase also includes $75,000 of amortization of non-compete agreements which were recorded as an intangible asset in connection with the acquisition of CPOC on May 1, 2004, which are being amortized over their contractual life of 3 years. There was no comparable amortization expense recorded for the first six months of 2004, as the Company did not complete its final allocation of the purchase price until the end of its 2004 fiscal year.

Interest expense, net
Interest expense, net is comprised of interest expense related to the debt assumed and incurred as part of the CPOC acquisition. Interest expense, net was $210,000 for the six months ending June 30, 2005, based on the Northern Trust Bank prime rate plus 0.50% on the $6.9 million outstanding balance of the CPOC Acquisition Note. The Northern Trust Bank prime rate was 6.25% at June 30, 2005. Interest expense, net was $65,000 for the six months ending June 30, 2004, and included interest expense incurred on the $6.9 million CPOC Acquisition Note, a $500,000 note payable to Kevin Hayes and a $500,000 line of credit payable to Northern Trust Bank. All of these notes payable bore interest at the Northern Trust Bank prime rate, which was 4.00% at June 30, 2004. The increase is also partially due to the inclusion of CPOC’s interest expense for a full six months ending June 30, 2005, as compared to only two months for the six months ending June 30, 2004. CPOC was acquired by the Company on May 1, 2004. The interest expense incurred on the Acquisition Note Payable to Kevin Hayes was $210,000 for the first six months of 2005 as compared to $53,000 for the first six months of 2004.

State income tax expense
The state income tax expense was $77,000 for the first six months of 2005 as compared to only $48,000 for the first six months of 2004. This increase is due to California state income tax expense of CPOC for the full six months ending June 30, 2005, as compared to only two months for the six months ending June 30, 2004. CPOC was acquired by the Company on May 1, 2004. The pretax earnings of CPOC for purposes of calculating California state income tax expense was $692,000 for the six months ending June 30, 2005 as compared to $512,000 for the six months ending June 30, 2004. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses decreased $52,000 from $656,000 during the first six months of 2004 to $604,000 during the first six months of 2005. The decrease is primarily comprised of (i) an increase in selling, general and administrative expenses of $75,000 due to increased payroll from one additional professional staff in the first six months of 2005, (ii) a decrease in accounting, legal and other professional fees of $151,000 as a result of fees related to two acquisitions in 2004, and (iii) an increase of $24,000 due to increases in rent, insurance and directors fees.

 Investment income
Investment income was $190,000 during the first six months of 2005 and included $95,000 of income from distributions received from the Company’s Fairways 03 New Jersey, LP investment compared to $101,000 for the first six months of 2004. The Company received distributions of $78,000 from Ampco during the first six months of 2005, of which $60,000 was recorded as investment income representing the Company’s investment share of Ampco earnings and $18,000 was recorded as a reduction of the Company’s investment asset in Ampco. During the first six months of 2004, the Company received distributions of $57,000 from Ampco, of which $39,000 was recorded as investment income representing the Company’s investment share of Ampco earnings and $18,000 was recorded as a reduction of the Company’s investment asset in Ampco.

Liquidity and Capital Resources

As of June 30, 2005, we had working capital of approximately $4.9 million as compared to approximately $6.2 million at December 31, 2004. The decrease is primarily the result of investments in Fairways Frisco, L.P. and the payment of accrued expenses.

As of June 30, 2005, we had cash and cash equivalents of approximately $1.2 million as compared to approximately $1.9 million at December 31, 2004. The decrease is primarily the result of an increase from cash flow provided from operating activities for the six month period ended June 30, 2005 of $752,000, offset by decreases from cash used in investing activities and financing activities of $1,283,000 and $98,000, respectively. Cash used in investing activities was due to investments in the Fairways Frisco, L.P. of $845,000 and purchases of property and equipment of $456,000. The property and equipment purchases include $245,000 related to the remodeling of one of DHI’s specialty pharmacy locations.

Through June 30, 2005, we had invested approximately $1,000,000 in Fairways Frisco, which represents the full amount of our expected investment. The Frisco Square Partnerships will require additional funding from Fairways Frisco in order to continue development of its real estate. However, we are not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash, although we may choose to do so depending on our available funds. However, if we do not participate in additional capital calls, our limited partnership interest will be diluted.

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

Cash Flow

Since December 31, 2004, our cash balances have decreased by approximately $629,000. This decrease is primarily due to our purchases of property and equipment and investments in Fairways Frisco described above. We had positive cash flow from operations of $752,000 for the first six months of 2005 compared to $1,577,000 in the first six months of 2004.

Tax Loss Carryforwards

At December 31, 2004, we had approximately $49 million of federal net operating loss carryforwards and $39 million of state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2023. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Off Balance Sheet Arrangements

The Company has guaranteed the CPOC Acquisition Note (as more fully described in the Company’s Form 10-K for the year ended December 31, 2004) in the amount of $ 6.9 million in connection with its acquisition of CRESA Partners of Orange County, Inc. on May 1, 2004. The Acquisition Note is payable from the excess cash flows of ASDS over a three year period. During the six month period ended June 30, 2005, there were no principal payments on the Acquisition Note and there were no payments required under the terms of the Company’s guarantee.

In January 2005, the Company agreed to provide a limited indemnification to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness. The Company’s partners in this investment are the Fairways Members. The Company’s indemnification to these 4 partners is limited to $520,000 in the aggregate, which is its 20% pro rata partnership interest of the $2.6 million in bank debt that was guaranteed by the individuals. The Company estimated its obligation under this indemnification to be $220,000 and recorded this amount as a contingent liability and an increase to its investment in limited partnerships. At the present time, the Company does not believe it is probable that any defaults will occur on the bank debt subject to this guaranty and indemnification. As discussed in Note 14 to the condensed consolidated financial statements contained herein, the real estate property owned indirectly by Fairways 03 New Jersey LP is under option to be sold in December 2005. The proceeds from sale, if the purchase option is exercised by the buyer, would be used to pay off the $2.6 million in bank debt and the Company would have no further obligation under the indemnification agreement.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at June 30, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

	Contractual Obligations As of June 30, 2005
	Payments due by Period
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,543,000	$2,304,000	$1,458,000	$260,000	$5,565,000
Notes Payable	481,000	11,266,000	541,000	-	12,288,000

Total	$2,024,000	$13,570,000	$1,999,000	$260,000	$17,853,000

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

Long-Term Investments
Investments in limited partnerships include our investments in Ampco and Fairways Frisco, and none represent investments in publicly traded companies. The investment in Ampco is accounted for using the equity method of accounting for investments. The equity method is used as we do not have a majority interest and do not have significant influence over the operations of Ampco. Distributions received are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed our proportionate share of the investee’s earnings. Distributions in excess of our proportionate share are recorded as a reduction of our investment.

We utilize the cost method to account for our investment in Fairways Frisco, L.P. Our ownership is less than 15% and we do not have any involvement in, nor do we exercise significant influence over the operations of Fairways Frisco, L.P. The Frisco Square Partnerships will require additional funding from Fairways Frisco in order to continue development of its real estate. However, we are not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash. We expect our ownership percentage in Fairways Frisco will decline further if additional capital calls are received for Fairways Frisco’s funding needs and we do not fund our pro-rata share of such funding needs. Management believes that the cost method of accounting for its investment in Fairways Frisco, L.P. provides an accurate reflection of the nature of its investment and the current and future economic interest of the investment. As such, the investment is recorded at its actual cost. Any distributions received from Fairways Frisco, L.P. will be recorded as income when received. However, we do not expect to receive any distributions from Fairways Frisco, L.P. for the foreseeable future.

Recent Accounting Pronouncements.

A discussion of recent accounting pronouncements applicable to the Company is included in the Company’s Form 10-K for the year ended December 31, 2004.

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

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. We are exposed to interest rate risk primarily as the guarantor of ASDS’s Acquisition Note, which bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum. If the effective interest rate under the Acquisition Note were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $69,000, based on the average balance outstanding under the Acquisition Note during the three month period ended June 30, 2005. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $95,000. We did not experience a material impact from interest rate risk during the three month and six month periods ended June 30, 2005, respectively.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at June 30, 2005, which are sensitive to changes in interest rates. At June 30, 2005, approximately 56.2% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled principal cash flows for debt outstanding at June 30, 2005 for the twelve months ending June 30 are as follows:

	Fixed Rate	Variable Rate	Total

2006	$481,000	$-	$481,000
2007	4,319,000	6,900,000	11,219,000
2008	47,000	-	47,000
2009	541,000	-	541,000
2010	-	-	-
Thereafter	-	-	-
	$5,388,000	$6,900,000	$12,288,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first six months of 2005.

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, we filed our opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On September 8, 2004, the Fifth Circuit granted plaintiffs’ petition for permission to appeal the denial of class certification. The parties have completed briefing and oral argument and the Fifth Circuit has not yet ruled on the appeal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 9, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all such nominees were elected. The following matter was acted upon and votes cast or withheld:

Stockholders approved the election of the following directors:

Class C Director	Shares Cast For	Shares Withheld From Voting For
James C. Leslie	19,300,248	1,830

The Class C Director will hold office until the annual meeting of stockholders in 2008 and until his successor is elected and qualified.

Directors continuing in office after the meeting were:

Class A Directors
David E. Bowe
Jonathan R. Bloch

Class B Directors
Anthony J. LeVecchio
Will Cureton

Class C Director
James C. Leslie

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

10.1	Promissory note payable from Ascendant Solutions, Inc. to Comerica Bank dated April 11, 2005.*

10.2	Fee allocation agreement dated May 31, 2005 between Fairways Equities, LLC and Ascendant Solutions, Inc.*
31.1	Written Statement of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005, by David E. Bowe as Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 _______________________________________________
* Filed herewith.

(b) Reports on Form 8-K

On April 29, 2005, the Company filed Amendment No. 2 to amend Item 1.01 of the Current Reports on Form 8-K filed on January 7, 2005 (the “Initial Report”), January 14, 2005, February 23, 2005 and March 16, 2005 to update the status of the capital contributions to Fairways Frisco, L.P. and to describe the termination of the Master Agreement Regarding Frisco Square Partnerships on April 15, 2005, and Item 9.01 of the Initial Report to add the table reflecting certain ownership after giving effect to the Amendment as Exhibit 99.1.

On May 24, 2005, the Company filed a Current Report on Form 8-K to report the issuance of restricted common stock under the 2003 Equity Incentive Plan to its non-employee directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005	ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 15, 2005	ASCENDANT SOLUTIONS, INC.

	By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)