Form 10-Q
period 2005-09-30
ASCENDANT SOLUTIONS INC
filed 2005-11-14
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Former Name or Former Address, if Changed Since Last Report: N/A

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

At November 7, 2005 there were approximately 22,080,900 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share amounts)
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$844	$1,867
Trade accounts receivable, net	3,181	4,129
Other receivables	163	156
Receivable from affiliates	65	71
Inventories	2,563	2,201
Prepaid expenses	475	502
Assets held available for sale	2,312	2,626
	9,603	11,552
Property and equipment, net	954	629
Goodwill	7,299	7,299
Other intangible assets	510	758
Investments in limited partnerships	1,610	410
Other assets	93	105
Total assets	$20,069	$20,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,521	$1,407
Accounts payable to affiliates	107	-
Accrued expenses	1,966	3,098
Notes payable, current	708	456
Liabilities related to assets held available for sale	2,674	2,271
	6,976	7,232
Notes payable, long-term	9,925	10,178
Limited partnership and minority interests	665	464
Contingent indemnification liability	220	-
Total liabilities	17,786	17,874
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value:
Authorized shares--50,000,000, issued and outstanding shares--22,080,900 and 21,933,400 at September 30, 2005 and December 31, 2004, respectively.	2	2
Additional paid-in capital	60,054	59,961
Deferred compensation	(89)	(78)
Accumulated deficit	(57,684)	(57,006)
Total stockholders' equity	2,283	2,879
Total liabilities and stockholders' equity	$20,069	$20,753

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue:
Healthcare	$7,298	$6,979	$22,166	$14,630
Real estate advisory services	2,464	2,852	8,593	5,919
	9,762	9,831	30,759	20,549
Cost of sales:
Healthcare	5,282	5,129	16,242	10,754
Real estate advisory services	1,423	1,577	5,254	3,098
	6,705	6,706	21,496	13,852
Gross profit	3,057	3,125	9,263	6,697

Operating expenses:
Selling, general and administrative expenses	2,769	2,951	8,689	6,376
Non-cash stock compensation	23	10	58	45
Depreciation and amortization	164	130	455	202
Total operating expenses	2,956	3,091	9,202	6,623
Operating income	101	34	61	74

Investment income	97	117	290	257
Interest expense, net	(173)	(136)	(482)	(253)
Loss on sale of equipment	-	-	(1)	(17)

Income (loss) before limited partnership and minority interest and income tax expense	25	15	(132)	61
Limited partnership and minority interest loss (income)	-	(11)	29	(50)
Income tax expense	47	43	125	91

Loss from continuing operations	(22)	(39)	(228)	(80)

Income (loss) from discontinued operations	(508)	42	(450)	191
Net income (loss)	$(530)	$3	$(678)	$111

Basic net income (loss) per share	$(0.02)	$0.00	$(0.03)	$0.01

Diluted net income (loss) per share	$(0.02)	$0.00	$(0.03)	$0.01

Average common shares outstanding, basic	22,014,233	21,883,400	21,970,900	21,760,622

Average common shares outstanding, diluted	22,014,233	22,887,708	21,970,900	22,710,964

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)
	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income (loss)	$(678)	$111
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for doubtful accounts	100	99
Depreciation and amortization	455	202
Deferred compensation amortization	58	27
Non-cash stock option compensation	-	18
Loss on sale of property and equipment	1	17
Limited partnership and minority interest	(29)	50
Charges related to discontinued healthcare operations	230	-
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	848	921
Inventories	(362)	(206)
Prepaid expenses and other assets	38	64
Accounts payable	221	(24)
Accrued expenses	(1,132)	(504)
Net cash (used in) provided by operating activities	(250)	775
Investing Activities
Return of capital distributions	85	29
Proceeds from sale of property and equipment	-	39
Deferred acquisition costs	-	310
Net cash acquired in acquisitions	-	1,734
Purchases of property and equipment	(533)	(73)
Distributions to limited partners	-	(31)
Investment in limited partnerships	(1,065)	(97)
Payment of acquisition liabilities	-	(1,350)
Net assets held available for sale	487	(134)
Net cash (used in) provided by investing activities	(1,026)	427
Financing Activities
Proceeds from exercise of common stock purchase options	24	48
Proceeds from sale of limited partnership interests	230	230
Proceeds from notes payable	255	-
Payments on notes payable	(256)	(394)
Net cash provided by (used in) financing activities	253	(116)
Net change in cash and cash equivalents	(1,023)	1,086
Cash and cash equivalents at beginning of period	1,867	2,006
Cash and cash equivalents at end of period	$844	$3,092
Supplemental Cash Flow Information
Cash paid for income taxes	$201	$-
Cash paid for interest on notes payable	$511	$-
Noncash investing activities
Indemnification liability recorded	$220	$-
See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The consolidated results of operations for the three and nine month periods ended September 30, 2005, respectively, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. The December 31, 2004 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

The Company is organized in three segments: (i) healthcare, (ii) real estate services and (iii) corporate and other businesses. The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity
Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries (“DHI”)	Healthcare products and services provided through retail pharmacies and infusion therapy centers, including specialty compounding pharmacy services
Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services
Corporate & other	Ascendant Solutions, Inc., ASE Investments Corporation	Corporate administration, investments in Ampco Partners, Ltd., Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P.

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003, 2004 and 2005. A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%
August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%
October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%
November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%
March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and therapy infusion centers	100%
April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	20%
May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%
December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	15%[1]

1 The Company was the initial limited partner in Fairways Frisco, L.P., which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco, L.P. subsequently sold additional limited partnership interests and the Company held a limited partnership interest of approximately 15% in Fairways Frisco, L.P. as of September 30, 2005. See Note 8 for additional information regarding Fairways Frisco, L.P. and the Frisco Square Partnerships.

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

Please see Note 12 “Business Segment Information” in the notes hereto for additional information.

Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements include the accounts of Ascendant Solutions, Inc. and all subsidiaries for which the Company has ownership of greater than 50% of the common stock, preferred stock or limited partnership interests. All intercompany balances and transactions have been eliminated. The limited partnership interests for the subsidiaries and related minority interests are included on the balance sheet as Limited Partnership and Minority Interests.

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

The Company utilizes the cost method to account for its investment in Fairways Frisco, L.P. Its ownership is 15% and it does not have any involvement in, nor does it exercise significant influence over the operations of Fairways Frisco, L.P. The Frisco Square Partnerships will require additional funding from Fairways Frisco, L.P. in order to continue development of its real estate. However, the Company is not obligated to invest any additional funds if Fairways Frisco, L.P. makes a capital call for additional cash. The Company expects its ownership percentage in Fairways Frisco, L.P. will decline further if additional capital calls are received for Fairways Frisco, L.P.’s funding needs and the Company does not fund its pro-rata share of such funding needs. Management believes that the cost method of accounting for its investment in Fairways Frisco, L.P. provides an accurate reflection of the nature of its investment and the current and future economic interest of the investment. As such, the investment is recorded at its actual cost. Any distributions received from Fairways Frisco, L.P. will be recorded as income when received. However, the Company does not expect to receive any distributions from Fairways Frisco, L.P. for the foreseeable future. For the three month and nine month periods ended September 30, 2005, there were no limited partner distributions received from this investment. See Note 8 for additional information regarding the Company’s investment in Fairways Frisco, L.P.

The Company’s recorded investment in Fairways 03 New Jersey, LP is due to its limited indemnification obligation to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness subject to the provisions of FIN 45. In the first quarter of 2005, the Company estimated its obligation under this indemnification agreement to be $220,000 and recorded this amount as a contingent liability and an increase to its investment in limited partnerships. At the present time, the Company does not believe it is probable that any defaults will occur on the bank debt subject to this guaranty and indemnification agreement. The Company’s maximum liability, if any, under this limited indemnification is $520,000. See Notes 8 and 10 for additional information regarding the Company’s indemnification obligation, including the pending sale of the single tenant commercial real estate property indirectly and partially owned by Fairways 03 New Jersey, LP.

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed based on the loss applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of warrants and stock options were not included in the calculation for the three month and nine month periods ended September 30, 2005 as their effect is anti-dilutive. The number of dilutive shares resulting from assumed conversion of stock options and warrants are determined by using the treasury stock method. See Note 4 for more information regarding the calculation of net income (loss) per share.

The Company has authorized preferred stock of 7,500,000 shares with a par value of $0.0001 per share. As of September 30, 2005 and December 31, 2004, no preferred stock was issued or outstanding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders as reported	$(530,000)	$3,000	$(678,000)	$111,000
Total stock-based employee compensation included in reported net income (loss), net of related tax effects	23,000	10,000	58,000	45,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,000)	(3,000)	(9,000)	(94,000)
Pro forma net income (loss)	$(510,000)	$10,000	$(629,000)	$62,000

Net income (loss) per share:
Basic - as reported	$(0.02)	$0.00	$(0.03)	$0.01
Basic - pro forma	$(0.02)	$0.00	$(0.03)	$0.00
Diluted - as reported	$(0.02)	$0.00	$(0.03)	$0.01
Diluted - pro forma	$(0.02)	$0.00	$(0.03)	$0.00

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

3. Discontinued Operations

In September 2005, the Company determined that it would exit the home infusion therapy business, which operated as part of its healthcare segment under the name Park InfusionCare. This will allow DHI to devote undivided focus on its primary business, independent specialty retail pharmacies. In connection therewith, the Company retained a financial advisor to assist in marketing Park InfusionCare for sale. The Company can provide no assurance that it will be able to find a buyer for Park InfusionCare, or to the extent a buyer is found, that a transaction on terms acceptable or favorable to the Company will be consummated.

The Company began accounting for Park InfusionCare as a discontinued operation in the third quarter of 2005. The following is a summary of the assets held available for sale and the related liabilities:

	September 30,	December 31,
	2005	2004

Assets Held Available for Sale:
Cash	$1,000	$1,000
Accounts Receivable, net	1,700,000	2,221,000
Inventory, net	229,000	297,000
Property and equipment, net	367,000	86,000
Other Assets	15,000	21,000
	$2,312,000	$2,626,000
Liabilities Related to Assets Held Available for Sale:
Accounts Payable	$559,000	$226,000
Accrued Liabilities	289,000	63,000
Notes Payable	1,826,000	1,982,000
	$2,674,000	$2,271,000

Notes payable in both periods above includes an allocated amount of DHI’s notes payable to Bank of Texas which are based on a borrowing base equal to 84% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement with Bank of Texas.  If the Company is successful in its attempt to sell Park InfusionCare,  DHI will pay down the Bank of Texas notes payable in accordance with these borrowing base requirements. Notes payable above also includes capital leases for equipment specifically used by Park InfusionCare.

Accrued liabilities and income (loss) from discontinued operations includes an accrual of $230,000 for the three and nine month periods ended September 30, 2005 for retention bonuses to be paid to employees of Park InfusionCare upon consummation of a sale transaction. In order to provide continuity of operations and staff, DHI has agreed to pay bonuses to various employees who continue to perform their duties through the date of the sale transaction. This accrued liability is an estimated amount and no amounts have been paid under this retention bonus plan.

The following results of Park InfusionCare have been presented as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Income (loss) from discontinued operations:
Infusion therapy revenue	$2,261,000	$2,253,000	$7,110,000	$5,272,000
Cost of sales	1,186,000	1,135,000	3,553,000	2,452,000
Gross profit	1,075,000	1,118,000	3,557,000	2,820,000

Selling, general and administrative expenses	1,318,000	1,022,000	3,654,000	2,509,000
Depreciation and amortization	10,000	17,000	41,000	35,000
Interest expense, net	25,000	37,000	82,000	85,000
Charges related to discontinuance	230,000	-	230,000	-
Income (loss) from discontinued operations	$(508,000)	$42,000	$(450,000)	$191,000

Interest expense includes an allocated portion of interest expense incurred on the Bank of Texas notes payable. The allocation was based on the percentage of available borrowing base from Park InfusionCare compared to the total available borrowing base for DHI on a consolidated basis.

4. Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period. No effect has been given to outstanding options or warrants in the diluted computation, for the three or nine month periods ended September 30, 2005, as their effect would be anti-dilutive due to the net loss. The number of potentially dilutive stock options and warrants excluded from the computation for the three and nine month periods ended September 30, 2005 was approximately 956,000 and 973,000, respectively. A reconciliation of basic and diluted income (loss) per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Income from continuing operations, net of taxes	$(22,000)	$(39,000)	$(228,000)	$(80,000)
Income from discontinued operations, net of taxes	(508,000)	42,000	(450,000)	191,000
Net income (loss)	$(530,000)	$3,000	$(678,000)	$111,000

Weighted average common shares outstanding-Basic	22,014,233	21,883,400	21,970,900	21,760,622
Effect of dilutive stock options and warrants	-	1,004,308	-	950,342
Weighted average common shares outstanding-Diluted	22,014,233	22,887,708	21,970,900	22,710,964

Basic earnings per share from:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	$(0.02)	$0.00	$(0.02)	$0.01
Basic net income (loss) per share	$(0.02)	$0.00	$(0.03)	$0.01

Diluted earnings per share from:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	$(0.02)	$0.00	$(0.02)	$0.01
Diluted net income (loss) per share	$(0.02)	$0.00	$(0.03)	$0.00

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

Deferred compensation equivalent to the market value of these shares at date of issuance is reflected in Shareholders’ Equity and is being amortized to operating expense over the applicable vesting period. Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $23,000 and $10,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $58,000 and $27,000 for the and nine month periods ended September 30, 2005 and 2004, respectively.

In September 2005, the Company’s Chairman, James C. Leslie, exercised stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.24 per share. Subsequent to this exercise, Mr. Leslie holds fully vested stock options to purchase 200,000 shares at an exercise price of $0.24 per share.

5. Trade Accounts Receivable

Trade accounts receivable comprised the following:

	September 30,	December 31,
	2005	2004
Healthcare:
Trade accounts receivable	$1,819,000	$1,790,000
Less - allowance for doubtful accounts	(212,000)	(72,000)
	1,607,000	1,718,000
Real Estate Advisory Services:
Trade accounts receivable	1,574,000	2,411,000
Less - allowance for doubtful accounts	-	-
	1,574,000	2,411,000

	$3,181,000	$4,129,000

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 16.4% and 8.3% of total accounts receivable at September 30, 2005 and December 31, 2004, respectively. The Company’s Healthcare segment also had receivables in excess of 10% of accounts receivable from one major insurance company representing 13.5% of total accounts receivable at September 30, 2005. No other single customer or third-party payer accounted for more than 10% of accounts receivable at September 30, 2005 or December 31, 2004, respectively.

The Company’s real estate advisory services segment derived revenues in excess of ten percent from two customers combined totaling approximately $1,366,000, or 56.1% of revenues for the three month period ended September 30, 2005 and revenues from one customer in excess of 10% totaling approximately $2,743,000 or 32.1% of revenues for the nine month period ended September 30, 2005, respectively.

6. Property and Equipment, Net

Property and equipment net comprised the following:
	Estimated	September 30,	December 31,
	Useful Lives	2005	2004

Computer equipment and software	3 to 5 years	$477,000	$280,000
Furniture, fixtures and equipment	5 to 7 years	333,000	274,000
Leasehold improvements	Life of Lease	558,000	283,000
		1,368,000	837,000
Less accumulated depreciation and amortization		(414,000)	(208,000)
		$954,000	$629,000

The Company provides for depreciation based on the estimated useful lives of depreciable assets using the straight-line method. Depreciation expense was $81,000 and $75,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $207,000 and $128,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

7. Accrued Expenses

Accrued expenses comprised the following:

	September 30,	December 31,
	2005	2004

Accrued real estate commissions & fees	$1,137,000	$2,060,000
Accrued payroll and related	458,000	487,000
Accrued other	151,000	210,000
Accrued rent	139,000	116,000
Accrued property, franchise and sales taxes	101,000	44,000
Accrued state income taxes payable	(20,000)	181,000
	$1,966,000	$3,098,000

8. Investments in Limited Partnerships

Investments in limited partnerships comprised the following:

	Ownership	September 30,	December 31,
	%	2005	2004

Ampco Partners, Ltd.	10%	$237,000	$256,000
Fairways 03 New Jersey, LP	20%	153,000	-
Fairways Frisco L.P.	15%	1,220,000	154,000
		$1,610,000	$410,000

As of September 30, 2005, the Company has made aggregate capital contributions of $1.22 million to Fairways Frisco, L.P., which represents approximately 15% of the aggregate capital contributions received by Fairways Frisco, L.P. The Company has made no additional capital contributions subsequent to September 30, 2005. Fairways Frisco, L.P. is expected to request additional capital contributions from its limited partners. Currently, the Company does not intend to fund any additional capital requested from Fairways Frisco, L.P., although it may choose to do so depending on its available funds. As a result, the Company’s $1.22 million investment will be reduced as a percentage of the limited partnership interests of Fairways Frisco and the Frisco Square Partnerships (indirectly through Fairways Frisco).

On January 7, 2005, the Company filed a Current Report on Form 8-K (the “Initial Report”) to report the Company’s acquisition on December 31, 2004 of certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (“Properties”) in the 150-acre Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to that certain Master Agreement Regarding Frisco Square Partnerships, dated December 31, 2004 (the “Master Agreement”), all as described in the Initial Report. Additional information about this transaction was provided in Current Reports on Form 8-K filed on January 14, 2005 (the “January Report”) and February 23, 2005 (the “February Report”). On March 16, 2005, the Company filed Amendment No. 1 to the Initial Report (the “March Report”) to amend Item 1.01 of the January Report and the February Report to update the status of the capital contributions to Fairways Frisco, L.P., a Texas limited partnership (“Fairways Frisco”), and Item 9.01 of the Initial Report to update the status of the financial statements and pro forma financial information required under Item 9.01 of Form 8-K. On April 29, 2005, the Company filed Amendment No. 2 to the Initial Report to amend Item 1.01 of the January Report and the February Report to update the status of the Master Agreement entered into on December 31, 2004, update the status of capital contributions to Fairways Frisco, L.P. and to disclose certain other events related to Fairways Frisco and the Frisco Square Partnerships. On September 15, 2005, the Company filed a Current Report on Form 8-K that it had entered into a note payable agreement with Comerica Bank on September 13, 2005, the proceeds of which were used to fund an additional limited partnership investment in Fairways Frisco, L.P.

A detailed description of the Company’s investment in Fairways Frisco and the Frisco Square Partnerships (prior to the events described in this Note 8) is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005.

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

This option payment was distributed to the limited partners on a pro-rata basis with their limited partnership interests. The Company received $66,500 as its pro rata share of this option payment, and this amount was recorded as a reduction of its investment in Fairways 03 New Jersey, LP. The proceeds from sale, if the purchase option is exercised by the buyer, would be used to pay off the $2.6 million in bank debt and the Company would have no further obligation under the indemnification agreement described in Note 10. If the property is sold in December 2005, the Company’s portion of the proceeds distributable to the limited partners of Fairways 03 New Jersey, LP is expected to be approximately $900,000. A portion of these proceeds will be used to pay off the $225,000 note payable to Comerica Bank.

9. Notes Payable

Notes payable comprised the following:

	September 30,	December 31,
	2005	2004
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$528,000	$688,000

Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007.	2,044,000	1,807,000

Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007.	470,000	501,000

AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	702,000	726,000

Note payable Kevin Hayes, prior shareholder of CRESA Partners of Orange County, Inc. (predecessor to CRESA Partners of Orange County, LP, f/k/a The Staubach Company - West, Inc.)
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% (6.75% at September 30, 2005) payable monthly, principal payable quarterly from the Company's equity interest in the operating cash flow, as defined, of CRESA Partners of Orange County, LP. secured by subordinated security interest in substantially all assets of CRESA Partners of Orange County, LP.	6,632,000	6,900,000

Capital lease obligations, secured by office equipment	6,000	13,000

Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7%, secured by all property and equipment of Ascendant Solutions, Inc.	26,000	-
Unsecured term note payable in the principal amount of $225,000, interest only payable monthly at the Comerica Bank prime rate plus 1.00% (6.75% at September 30, 2005), principal due on February 1, 2006.	225,000	-
	10,633,000	10,635,000
Less current portion	(708,000)	(457,000)
	$9,925,000	$10,178,000

The Term Note B payable to Bank of Texas excludes $1,508,000 and $1,976,000 at September 30, 2005 and December 31, 2004, respectively, which has been allocated to the discontinued operations of Park InfusionCare. An allocated amount of the notes payable to Bank of Texas which are based on a borrowing base equal to 84% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement with Bank of Texas, have been included in Liabilities Related to Assets Held Available For Sale on the accompanying condensed consolidated balance sheets.  If the Company is successful in its attempt to sell Park InfusionCare, DHI will pay down the Bank of Texas notes payable in accordance with these borrowing base requirements. Capital lease obligations above also excludes capital leases for equipment specifically used by Park InfusionCare.

The aggregate maturities of notes payable for the 12 months ended September 30 are as follows:

2006	$708,000
2007	9,349,000
2008	45,000
2009	531,000
Thereafter	-
$10,633,000

  10. Commitments and Contingencies

The Company leases its healthcare, real estate advisory services and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $208,000 and $760,000 for the three and nine month periods ended September 30, 2005, respectively.

Future minimum lease payments under non-cancelable operating leases for the twelve months ending September 30 are as follows:

2006	$1,244,000
2007	1,051,000
2008	953,000
2009	972,000
2010	967,000
Thereafter	2,392,000
$7,579,000

In January 2005, the Company agreed to indemnify the other partners of Fairways 03 New Jersey, LP (who are also the Fairways Members) for its 20% pro rata partnership interest of a guarantee of bank indebtedness which the partners provided to a bank. The Company estimated its obligation under this indemnification to be $220,000 and recorded this amount as a contingent liability and an increase to its investment in limited partnerships. At the present time, the Company does not believe it is probable that any defaults will occur on the bank debt subject to this guaranty and indemnification. The Company’s maximum liability, if any, under this limited indemnification is $520,000. See Note 8 for additional information regarding the Company’s indemnification obligation, including the pending sale of the single tenant commercial real estate property indirectly and partially owned by Fairways 03 New Jersey, LP.

11. Related Party Transactions

During the three months ended September 30, 2005, CRESA Capital Markets Group, LP, a subsidiary of the Company received approximately $20,000 in cash advances from the 4 members of Fairways Equities, which were used to pay general operating expenses. The 4 members of Fairways Equities who each own 25% of its membership interests include James C. Leslie, the Chairman and principal shareholder of the Company, and Cathy Sweeney, Brant Bryan and David Stringfield, who are each shareholders of the Company as well as principals of CRESA Capital Markets Group, LP, a subsidiary of the Company (the “Fairways Members”). As of September 30, 2005, the total outstanding advances payable to the Fairways Members was $108,000. These non-interest bearing advances are expected to be repaid only upon the receipt of revenues from Capital Markets real estate advisory transactions, which are expected to close later in 2005.

Effective September 1, 2005, CRESA Capital Markets Group, LP (“CRESA Capital Markets”) entered into an advisory services agreement with Fairways Equities whereby Fairways Equities will provide all of the professional and administrative services required by CRESA Capital Markets. In exchange, Capital Markets will pay Fairways Equities an administrative fee of 25% of gross revenues and a compensation fee of 40% of gross revenues, as compensation to the principals working on the transaction that generated the corresponding revenues. Under the terms of the agreement, Fairways Equities assumed all of the administrative expenses, including payroll, of CRESA Capital Markets. Fairways Equities will only receive payments under the agreement if the Fairways Members close a real estate capital markets advisory transaction that generates revenue for CRESA Capital Markets. The impact of this agreement on CRESA Capital Markets is that it will have no administrative expenses or cash requirements unless it closes a revenue generating transaction.

12. Business Segment Information

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and nine month periods ended September 30, 2005 and 2004 are as follows (000’s omitted):

	Three Months Ended September 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004

Revenue	$7,298	$6,979	$2,464	$2,852	$-	$-	$9,762	$9,831
Cost of sales	5,282	5,129	1,423	1,577	-	-	6,705	6,706
Gross profit	2,016	1,850	1,041	1,275	-	-	3,057	3,125
Investment income	-	8	-	-	97	109	97	117
Income (loss) from continuing operations	$(23)	$(202)	$195	$323	$(194)	$(160)	$(22)	$(39)
Plus:
Interest Expense (Income)	57	60	116	84	-	(8)	173	136
Taxes	-	-	30	43	17	-	47	43
Depreciation &
Amortization	76	82	82	46	6	2	164	130

EBITDA from continuing operations	$110	$(60)	$423	$496	$(171)	$(166)	$362	$270

	Nine Months Ended September 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004

Revenue	$22,166	$14,630	$8,593	$5,919	$-	$-	$30,759	$20,549
Cost of sales	16,242	10,754	5,254	3,098	-	-	21,496	13,852
Gross profit	5,924	3,876	3,339	2,821	-	-	9,263	6,697
Investment income	4	9	-	-	286	248	290	257
Income (loss) from continuing operations	$(287)	$(283)	$656	$861	$(597)	$(658)	$(228)	$(80)
Plus:
Interest Expense (Income)	168	123	326	146	(12)	(16)	482	253
Taxes	-	-	108	91	17	-	125	91
Depreciation &
Amortization	217	133	227	64	11	5	455	202

EBITDA from continuing operations	$98	$(27)	$1,317	$1,162	$(581)	$(669)	$834	$466

	September 30,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004

Total assets	$7,928	$9,809	$10,319	$10,069	$1,822	$787	$20,069	$20,665

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

As discussed below under Discontinued Operations, the Company plans to exit the home infusion therapy business, which operated as part of its healthcare segment under the name Park InfusionCare. There are risks associated with the disposal of Park InfusionCare including, but not limited to our ability to find a qualified buyer, our ability to negotiate and complete the sale on terms that are acceptable and favorable and our ability to operate our remaining retail pharmacies profitably. If we are unsuccessful in addressing one or more of these risks, our financial results and financial position could be adversely affected.

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

Healthcare

Our healthcare segment consists of Dougherty’s Holdings, Inc. (“DHI”), which operates specialty retail pharmacies and infusion therapy/specialty pharmacy services units. Based in Dallas, Texas, DHI operates (i) Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, (ii) three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man,” and (iii) three infusion therapy facilities in Dallas, San Antonio and Houston, Texas under the name “Park InfusionCare.” See Discontinued Operations below regarding the sale of Park InfusionCare.

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

Discontinued Operations

In September 2005, the Company determined that it would exit the home infusion therapy business, which operated as part of its healthcare segment under the name Park InfusionCare. This will allow DHI to devote undivided focus on its primary business, independent specialty retail pharmacies. In connection therewith, the Company retained a financial advisor to assist in marketing Park InfusionCare for sale. The financial advisor is currently in discussions with various interested buyers. The Company can provide no assurance that it will be able to find a buyer for Park InfusionCare, or to the extent a buyer is found, that a transaction on terms acceptable or favorable to the Company will be consummated. The Company has accounted for Park InfusionCare as a discontinued operation beginning in the third quarter of 2005.

The following table is a comparison of the results of the discontinued operations of Park InfusionCare for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$2,261	$2,253	$7,110	$5,272
Cost of Sales	1,186	1,135	3,553	2,452
Gross Profit	1,075	1,118	3,557	2,820
Operating expenses	1,328	1,039	3,695	2,544
Interest income (expense), net	25	37	82	85
Charges related to discontinuance	230	-	230	-
Income (loss) from discontinued operations	$(508)	$42	$(450)	$191

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Revenue for the three months ended September 30, 2005 increased only $8,000 as compared to the same period in 2004. However, cost of sales increased $51,000 due to higher drug cost therapies for patients at two of the Park InfusionCare locations.

Operating expenses increased $289,000 due primarily to an increases in bad debt expense. The bad debt expense for the third quarter of 2004 was net of a $300,000 credit to bad debt expense due to a reduction in the allowance for doubtful accounts, based on management’s analysis of the overall collectibility of accounts receivable.

Charges related to discontinuance represents an estimated accrual for retention bonuses to be paid to employees of Park InfusionCare upon consummation of a sale transaction. In order to provide continuity of operations and staff, DHI has agreed to pay bonuses to various employees who continue to perform their duties through the date of the sale transaction. This accrued liability is an estimated amount and no amounts have been paid under this retention bonus plan.

Interest expense represents an allocated portion of interest expense incurred on the Bank of Texas notes payable. The allocation was based on the percentage of available borrowing base from Park InfusionCare compared to the total available borrowing base for DHI on a consolidated basis.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

The nine month period ended September 30, 2004 includes the results of Park InfusionCare from the date of acquisition on March 24, 2004 through September 30, 2004, while the nine month period ended September 30, 2005 includes the results of Park InfusionCare for a full nine months. This difference accounts for the variances in the comparison of results for the nine month periods ended September 30, 2005 and 2004, other than the variances described above for the three month periods ended September 30, 2005 and 2004.

 Results of Continuing Operations

 Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

	Three Months Ended September 30,

	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$7,298	$6,979	$319	$2,464	$2,852	$(388)
Cost of Sales	5,282	5,129	153	1,423	1,577	(154)
Gross Profit	2,016	1,850	166	1,041	1,275	(234)
Operating expenses	1,982	2,000	(18)	701	822	(121)
Investment income	-	8	(8)	-	-	-
Interest income (expense), net	(57)	(60)	3	(116)	(84)	(32)
Gain (loss) on sale of equipment	-	-	-	-	-	-
Limited partnership and minority interests	-	-	-	1	(3)	4
Income tax provision	-	-	-	(30)	(43)	13
Income (loss) from continuing operations	$(23)	$(202)	$179	$195	$323	$(128)
Plus:
Interest (income) expense, net	$57	$60	$(3)	$116	$84	$32
Income tax provision	-	-	-	30	43	(13)
Depreciation & Amortization	76	82	(6)	82	46	36

EBITDA from continuing operations	$110	$(60)	$170	$423	$496	$(73)

	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$-	$-	$-	$9,762	$9,831	$(69)
Cost of Sales	-	-	-	6,705	6,706	(1)
Gross Profit	-	-	-	3,057	3,125	(68)
Operating expenses	273	269	4	2,956	3,091	(135)
Investment income	97	109	(12)	97	117	(20)
Interest income (expense), net	-	8	(8)	(173)	(136)	(37)
Gain (loss) on sale of equipment	-	-	-	-	-	-
Limited partnership and minority interests	(1)	(8)	7	-	(11)	11
Income tax provision	(17)	-	(17)	(47)	(43)	(4)
Income (loss) from continuing operations	$(194)	$(160)	$(34)	$(22)	$(39)	$17
Plus:
Interest (income) expense, net	$0	$(8)	$8	$173	$136	$37
Income tax provision	17	-	-	47	43	(13)
Depreciation & Amortization	6	2	4	164	130	34

EBITDA from continuing operations	$(171)	$(166)	$(22)	$362	$270	$75

Healthcare

Revenue
Total revenue increased $319,000 during the third quarter of 2005 to $7,298,000. The increase of 4.6% in revenue is primarily comprised of an increase in revenue per prescription at the retail pharmacies as a result of increased drug pricing. The remaining increase in revenue is from increased sales of durable medical equipment, over the counter drugs and cosmetics.

Cost of sales/Gross profit
The cost of sales increased $153,000, or 2.2% of revenue during the third quarter of 2005 to $5,282,000. The increase is primarily attributable to the increase in revenue, offset by lower cost of sales as a percentage of revenue due to increased sales of lower cost generic drugs.

Gross profit increased $166,000, or 2.4% of revenue compared to the third quarter of 2004. Gross profit was 27.6% of revenue in the third quarter of 2005 as compared to 26.5% for the third quarter of 2004. The reason for the increase in the gross profit percentage is due to increased sales of lower cost generic drugs.

Operating expenses
Operating expenses decreased $18,000 from $2,000,000 in the third quarter of 2004 to $1,982,000 in the third quarter of 2005. The decrease in healthcare operating expenses includes decreased costs for payroll due to reductions in headcount at the corporate office and the retail pharmacies. The overall decrease in operating expenses is offset by increased expenditures for advertising, marketing and loss prevention at the retail pharmacy locations.

 Depreciation and amortization
Depreciation and amortization expense decreased $6,000 from $82,000 in the third quarter of 2004 to $76,000 in the third quarter of 2005, which includes $45,000 of amortization of patient prescriptions which were recorded as an intangible asset acquired in the acquisition of the Park Assets. This intangible asset is being amortized over 3 years. The comparable amortization expense recorded in the third quarter of 2004 was $55,000. The increased amortization in the third quarter of 2004 results from adjustments to increase the purchase price of the Park assets by $311,000 during the third and fourth quarters of 2004 for acquisition costs and adjustments to the fair value of receivables at the acquisition date. The overall decrease in depreciation expense is due to the ending of depreciation on fully depreciated assets.

Interest expense, net
Net interest expense was $57,000 for the third quarter of 2005 compared to net interest expense of $60,000 for the third quarter of 2004. The decrease in net interest expense is due to a decrease in the outstanding notes payable balances due to Bank of Texas and AmerisourceBergen.

 Real Estate Advisory Services

Revenue
Revenue decreased 13.6% or $388,000 from $2,852,000 in the third quarter of 2004 to $2,464,000 during the third quarter of 2005. The revenue for the third quarter of 2004 included fee revenue of $214,000 earned by CRESA Capital Markets, compared to corresponding fee revenue of $30,000 in the third quarter of 2005. The remaining decrease of $204,000 in real estate advisory services revenue in the third quarter of 2005 is due to fewer commercial real estate brokered transactions closing during the quarter as compared to the same quarter in 2004.

Cost of Sales/Gross profit
Cost of sales was $1,423,000 for the third quarter of 2005, representing 57.8% of revenue, compared to $1,577,000 or 55.3% of revenues for the third quarter of 2004. Cost of revenue includes all direct costs, including broker commissions, incurred in connection with a real estate advisory transaction. The increase in cost of sales as a percentage of revenue over the third quarter of 2004 is due primarily to an increase in the percentage commission paid to brokers after the broker reaches a cumulative targeted revenue level.

Operating Expenses
Operating expenses decreased $121,000 from $822,000 in the third quarter of 2004 to $701,000 for the third quarter of 2005. Operating expenses at CRESA Capital Markets decreased $135,000 from the third quarter of 2004 , which included a professional bonus expense of $86,000. A professional bonus was not paid in the third quarter of 2005 due to the lack of revenues recorded in 2005. Operating expenses at CPOC increased $14,000 due mostly to marketing and advertising expenditures.

Depreciation and amortization
Depreciation and amortization expense increased $36,000 in the third quarter of 2005 as compared to the third quarter of 2004. The increase is due mostly to $37,500 of amortization of non-compete agreements which were recorded as an intangible asset in connection with the acquisition of CPOC on May 1, 2004, and which are being amortized over their contractual life of 3 years. There was no comparable amortization expense recorded in the third quarter of 2004, as the Company did not complete its final allocation of the purchase price until the end of its 2004 fiscal year.

Interest expense, net
Interest expense, net is comprised of interest expense related to the debt assumed and incurred as part of the CPOC acquisition. Interest expense, net was $116,000 for the third quarter of 2005, based on the Northern Trust Bank prime rate plus 0.50% on the outstanding balance of the CPOC Acquisition Note. The Northern Trust Bank prime rate was 6.75% at September 30, 2005. The interest expense incurred on the CPOC Acquisition Note payable to Kevin Hayes was $116,000 for the third quarter of 2005 as compared to $79,000 for the third quarter of 2004 due to an increase of 2.00% in the Northern Trust Bank prime rate.

Interest expense, net was $84,000 for the third quarter of 2004, and included interest expense incurred on the CPOC Acquisition Note, a $500,000 note payable to Kevin Hayes and a $500,000 line of credit payable to Northern Trust Bank. All of these notes payable bore interest at the Northern Trust Bank prime rate, which was 4.75% at September 30, 2004.

Income tax provision
The state income tax expense was $30,000 in the third quarter of 2005 as compared to $43,000 in the third quarter of 2004. The decrease in the provision for California state income taxes is due to a decrease in the income before income taxes at CPOC. The Company’s net operating loss carryforwards for Federal and state income tax purposes do not include any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses increased $4,000 from $269,000 in the third quarter of 2004 to $273,000 in the third quarter of 2005. The increase is primarily comprised of increased payroll from one additional professional staff in the third quarter of 2005, an increase in the amortization of deferred compensation in the third quarter of 2005 resulting from the issuance of restricted stock to directors and officers, offset by a decrease in accounting, legal and other professional fees as a result of fees related to two acquisitions in 2004.

 Investment income
Investment income was $97,000 in the third quarter of 2005 and included $42,000 of income from distributions received from the Company’s Fairways 03 New Jersey, LP investment compared to $55,000 for the third quarter of 2004. The Company recorded income of $35,000 from Ampco for the third quarter of 2005, representing the Company’s investment share of Ampco earnings. In the third quarter of 2004, the Company received a distribution of $27,000 from Ampco, of which $17,000 was recorded as investment income representing the Company’s investment share of Ampco earnings and $10,000 was recorded as a reduction of the Company’s investment asset in Ampco. Additionally in the third quarter of 2005, the Company received $20,000 from Fairways Equities, LLC under an agreement whereby the Company receives 25% of certain fees earned by FEL pursuant to the Fairways Frisco limited partnership agreement.

Income tax Provision
The income tax provision of $17,000 in the third quarter of 2005 is due to the payment of alternative minimum tax on the Company’s final 2004 consolidated federal tax return filed in September 2005.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

	Nine Months Ended September 30,

	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$22,166	$14,630	$7,536	$8,593	$5,919	$2,674
Cost of Sales	16,242	10,754	5,488	5,254	3,098	2,156
Gross Profit	5,924	3,876	2,048	3,339	2,821	518
Operating expenses	6,047	4,043	2,004	2,278	1,657	621
Investment income	4	9	(5)	-	-	-
Interest income (expense), net	(168)	(123)	(45)	(326)	(146)	(180)
Gain (loss) on sale of equipment	-	(2)	2	(1)	(15)	14
Limited partnership and minority interests	-	-	-	30	(51)	81
Income tax provision	-	-	-	(108)	(91)	(17)
Income (loss) from continuing operations	$(287)	$(283)	$(4)	$656	$861	$(205)
Plus:
Interest (income) expense, net	$168	$123	$45	$326	$146	$180
Income tax provision	-	-	-	108	91	17
Depreciation & Amortization	217	133	84	227	64	163

EBITDA from continuing operations	$98	$(27)	$125	$1,317	$1,162	$155

	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$-	$-	$-	$30,759	$20,549	$10,210
Cost of Sales	-	-	-	21,496	13,852	7,644
Gross Profit	-	-	-	9,263	6,697	2,566
Operating expenses	877	923	(46)	9,202	6,623	2,579
Investment income	286	248	38	290	257	33
Interest income (expense), net	12	16	(4)	(482)	(253)	(229)
Gain (loss) on sale of equipment	-	-	-	(1)	(17)	16
Limited partnership and minority interests	(1)	1	(2)	29	(50)	79
Income tax provision	(17)	-	(17)	(125)	(91)	(34)
Income (loss) from continuing operations	$(597)	$(658)	$61	$(228)	$(80)	$(148)
Plus:
Interest (income) expense, net	$(12)	$(16)	$4	$482	$253	$229
Income tax provision	17	-	17	125	91	34
Depreciation & Amortization	11	5	6	455	202	253

EBITDA from continuing operations	$(581)	$(669)	$88	$834	$466	$368

Healthcare

Revenue
Total revenue increased $7,536,000 during the first nine months of 2005 to $22,166,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full nine month period ended September 30, 2005, as compared to only a full second and third quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the nine month period ended September 30, 2004.

Cost of sales/Gross profit
The cost of sales increased $5,488,000 during the first nine months of 2005 to $16,242,000 as the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full nine month period ended September 30, 2005, as compared to only a full second and third quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the nine month period ended September 30, 2004.

Gross profit was $5,924,000 or 26.7% of revenue during the first nine months of 2005 as compared to $3,876,000 or 26.5% of revenue during the first nine months of 2004. The increase of $2,048,000 was primarily the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full nine month period ended September 30, 2005, as compared to only a full second and third quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the nine month period ended September 30, 2004.

Operating expenses
Operating expenses increased $2,004,000 from $4,043,000 during the first nine months of 2004 to $6,047,000 during the first nine months of 2005. The increase was primarily the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full nine month period ended September 30, 2005, as compared to only a full second and third quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the nine month period ended September 30, 2004.

 Depreciation and amortization
Depreciation and amortization expense increased $84,000 from $133,000 during the first nine months of 2004 to $217,000 during the first nine months of 2005. The increase was primarily the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full nine month period ended September 30, 2005, as compared to only a full second and third quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the nine month period ended September 30, 2004. The increase includes $136,000 of amortization of patient prescriptions which were recorded as an intangible asset acquired in the acquisition of the Park Assets. This intangible asset is being amortized over 3 years. The comparable amortization expense recorded during the first nine months of 2004 was $74,000. The increase in amortization results from adjustments to increase the purchase price of the Park assets by $311,000 during the third and fourth quarters of 2004 for acquisition costs and adjustments to the fair value of receivables at the acquisition date.

Interest expense, net
Net interest expense was $123,000 for the first nine months of 2004 compared to net interest expense of $168,000 for the first nine months of 2005. The increase in net interest expense, was primarily the result of the inclusion of the DHI operations in the condensed consolidated results of operations for the full nine month period ended September 30, 2005, as compared to only a full second and third quarter in 2004 plus seven days after the date of acquisition in the first quarter of 2004 being included in the nine month period ended September 30, 2004. The increase in net interest expense is net of a decrease of $3,000 in net interest expense during the third quarter of 2005 as compared to the third quarter of 2004, due to a decrease in the outstanding notes payable balances due to Bank of Texas and AmerisourceBergen.

Real Estate Advisory Services

Revenue
Revenue increased $2,674,000 from $5,919,000 during the first nine months of 2004 to $8,593,000 during the first nine months of 2005. The revenue for the first nine months of 2004 included fee revenue of $896,000 earned by CRESA Capital Markets, compared to corresponding fee revenue of $48,000 earned by CRESA Capital Markets for the first nine months of 2005. The remaining $5,023,000 of real estate advisory services revenue for the first nine months of 2004 represented fee revenue earned by CPOC for the period from the date of acquisition on May 1, 2004 through September 30, 2004. CPOC earned fee revenue of $8,545,000 during the first nine months of 2005.

Cost of Sales/Gross profit
Cost of sales was $5,254,000 for the first nine months of 2005, representing 61.1% of revenue, compared to $3,098,000 or 52.3% of revenues for the first nine months of 2004. Cost of revenue includes all direct costs, including broker commissions, incurred in connection with a real estate advisory transaction. The increase of $2,156,000 in cost of revenue over the first nine months of 2004 is due primarily to the inclusion of CPOC’s cost of revenue for a full nine months ending September 30, 2005, as compared to only five months for the nine months ending September 30, 2004. CPOC was acquired by the Company on May 1, 2004. The increase of 8.8% in cost of sales as a percentage of revenue is primarily due to an increase in the percentage commission paid to brokers after the broker reaches a cumulative targeted revenue level.

Operating Expenses
Operating expenses increased $621,000 from $1,657,000 during the first nine months of 2004 to $2,278,000 during the first nine months of 2005. This increase is net of a decrease of $324,000 in selling, general and administrative expenses at Capital Markets due mostly to professional bonuses paid in the first nine months of 2004 from fees received in connection with a completed real estate advisory transaction. There were no professional bonuses paid on real estate advisory services transactions at Capital Markets in the first nine months of 2005. The increase in operating expenses also includes an increase of $945,000 during the first nine months of 2005 as compared to the first nine months of 2004 due to the inclusion of CPOC’s selling, general and administrative expenses and depreciation and amortization of $2,036,000 for a nine months ending September 30, 2005, as compared to only five months for the nine months ending September 30, 2004. CPOC was acquired by the Company on May 1, 2004.

Depreciation and amortization
Depreciation and amortization expense increased $162,000 during the first nine months of 2005 as compared to the first nine months of 2004. The increase is due to the inclusion of CPOC’s depreciation and amortization for a full nine months ending September 30, 2005, as compared to only five months for the nine months ending September 30, 2004. CPOC was acquired by the Company on May 1, 2004. The increase also includes $112,500 of amortization of non-compete agreements which were recorded as an intangible asset in connection with the acquisition of CPOC on May 1, 2004, which are being amortized over their contractual life of 3 years. There was no comparable amortization expense recorded for the first nine months of 2004, as the Company did not complete its final allocation of the purchase price until the end of its 2004 fiscal year.

Interest expense, net
Interest expense, net is comprised of interest expense related to the debt assumed and incurred as part of the CPOC acquisition. Interest expense, net was $326,000 for the nine months ending September 30, 2005, based on the Northern Trust Bank prime rate plus 0.50% on the outstanding balance of the CPOC Acquisition Note. The Northern Trust Bank prime rate was 6.75% at September 30, 2005. The interest expense incurred on the CPOC Acquisition Note payable to Kevin Hayes was $331,000 for the first nine months of 2005 as compared to only $132,000 for the first nine months of 2004 because the debt was outstanding for the five months from the date of the CPOC acquisition on May 1, 2004 to September 30, 2004, and due to an increase of 2.00% in the Northern Trust Bank prime rate.

Interest expense, net was $146,000 for the nine months ending September 30, 2004, and included interest expense incurred on the $6.9 million CPOC Acquisition Note, a $500,000 note payable to Kevin Hayes and a $500,000 line of credit payable to Northern Trust Bank. All of these notes payable bore interest at the Northern Trust Bank prime rate, which was 4.75% at September 30, 2004. The increase is also partially due to the inclusion of CPOC’s interest expense for a full nine months ending September 30, 2005, as compared to only five months for the nine months ending September 30, 2004. CPOC was acquired by the Company on May 1, 2004.

Income tax provision
The state income tax expense was $108,000 for the first nine months of 2005 as compared to only $91,000 for the first nine months of 2004. This increase is due to California state income tax expense of CPOC for the full nine months ending September 30, 2005, as compared to only five months for the nine months ending September 30, 2004. CPOC was acquired by the Company on May 1, 2004. The Company’s net operating loss carryforwards for Federal and state income tax purposes do not include any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses decreased $46,000 from $923,000 during the first nine months of 2004 to $877,000 during the first nine months of 2005. The decrease is primarily comprised of (i) an increase in selling, general and administrative expenses of $113,000 due to increased payroll from one additional professional staff in the first nine months of 2005, (ii) a decrease in accounting, legal and other professional fees of $186,000 as a result of fees related to two acquisitions in 2004, and (iii) an increase of $27,000 due to various increases in general and administrative costs including rent, insurance and stock compensation expense.

 Investment income
Investment income was $286,000 during the first nine months of 2005 and included $136,000 of income from distributions received from the Company’s Fairways 03 New Jersey, LP investment compared to $156,000 for the first nine months of 2004. The Company received distributions of $113,000 from Ampco during the first nine months of 2005, of which $95,000 was recorded as investment income representing the Company’s investment share of Ampco earnings and $18,000 was recorded as a reduction of the Company’s investment asset in Ampco. During the first nine months of 2004, the Company received distributions of $84,000 from Ampco, of which $56,000 was recorded as investment income representing the Company’s investment share of Ampco earnings and $26,000 was recorded as a reduction of the Company’s investment asset in Ampco.

Liquidity and Capital Resources

As of September 30, 2005, we had working capital of approximately $2.6 million as compared to approximately $4.3 million at December 31, 2004. The decrease is primarily the result of investments in Fairways Frisco, L.P., increased trade accounts payable and the payment of accrued expenses. The working capital of $4.3 million at December 31, 2004 reflects the adjustments resulting from the classification of Park InfusionCare as a discontinued operation held available for sale.

As of September 30, 2005, we had cash and cash equivalents of approximately $844,000 as compared to approximately $1.9 million at December 31, 2004. The decrease is primarily the result of a decrease from cash flow used in operating activities for the nine month period ended September 30, 2005 of $250,000, a decrease from cash used in investing activities and financing activities of $1,026,000 and cash provided from financing activities of $253,000. Cash used in investing activities was due to investments in Fairways Frisco, L.P. of $1,066,000 and purchases of property and equipment of $533,000. The property and equipment purchases include $272,000 related to the remodeling of one of DHI’s specialty pharmacy locations.

As discussed in Note 8 to the condensed consolidated financial statements contained herein, the single tenant commercial real estate property indirectly and partially owned by Fairways 03 New Jersey, LP was put under an option agreement to be sold. If the potential buyer exercises the purchase option, the property is expected to be sold in December 2005. In connection with the execution of the option agreement, Fairways 03 New Jersey, LP received a non-refundable option payment. This option payment was distributed to the limited partners on a pro-rata basis with their limited partnership interests. The Company received $66,500 as its pro rata share of this option payment, and this amount was recorded as a reduction of its investment in Fairways 03 New Jersey, LP. If the property is sold in December 2005, the Company’s portion of the proceeds distributable to the limited partners of Fairways 03 New Jersey, LP is expected to be approximately $900,000. A portion of these proceeds will be used to pay off the $225,000 note payable to Comerica Bank and the remainder will be available for general corporate purposes.

As of September 30, 2005, the Company has made aggregate capital contributions of $1.22 million to Fairways Frisco, L.P., which represents approximately 15% of the aggregate capital contributions received by Fairways Frisco, L.P. The Company has made no additional capital contributions subsequent to September 30, 2005. Fairways Frisco, L.P. is expected to request additional capital contributions from the limited partners. The Company does not intend to fund any additional capital requested from Fairways Frisco, L.P. As a result, the Company’s $1.22 million investment will be reduced as a percentage of the limited partnership interests of Fairways Frisco and the Frisco Square Partnerships (indirectly through Fairways Frisco). We are not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash, although we may choose to do so depending on our available funds. However, if we do not participate in additional capital calls, our limited partnership interest will be diluted.

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

Cash Flow

Since December 31, 2004, our cash balances have decreased by approximately $1,023,000. This decrease is primarily due to our purchases of property and equipment and investments in Fairways Frisco described above.

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

Off Balance Sheet Arrangements

The Company has guaranteed the CPOC Acquisition Note (as more fully described in the Company’s Form 10-K for the year ended December 31, 2004) in the original amount of $ 6.9 million in connection with its acquisition of CRESA Partners of Orange County, Inc. on May 1, 2004. The Acquisition Note is payable from the excess cash flows of ASDS over a three year period. During the nine month period ended September 30, 2005, there were normal principal payments of $ 268,000 on the Acquisition Note and there were no payments required under the terms of the Company’s guarantee.

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

Disclosures About Contractual Obligations and Commercial Commitments From Continuing Operations

A summary of our contractual commitments under debt and lease agreements and other contractual obligations from continuing operations at September 30, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

	Contractual Obligations From Continuing Operations As of September 30, 2005
	Payments due by Period
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,244,000	$2,004,000	$1,939,000	$2,392,000	$7,579,000
Notes Payable	708,000	9,394,000	531,000	-	10,633,000
Total	$1,952,000	$11,398,000	$2,470,000	$2,392,000	$18,212,000

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

We utilize the cost method to account for our investment in Fairways Frisco, L.P. Our ownership is 15% and we do not have any involvement in, nor do we exercise significant influence over the operations of Fairways Frisco, L.P. The Frisco Square Partnerships will require additional funding from Fairways Frisco in order to continue development of its real estate. However, we are not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash. We expect our ownership percentage in Fairways Frisco will decline further if additional capital calls are received for Fairways Frisco’s funding needs and we do not fund our pro-rata share of such funding needs. Management believes that the cost method of accounting for its investment in Fairways Frisco, L.P. provides an accurate reflection of the nature of its investment and the current and future economic interest of the investment. As such, the investment is recorded at its actual cost. Any distributions received from Fairways Frisco, L.P. will be recorded as income when received. However, we do not expect to receive any distributions from Fairways Frisco, L.P. for the foreseeable future.

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

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. We are exposed to interest rate risk as the guarantor of ASDS’s Acquisition Note, which bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum. We are also exposed to interest rate risk under the $225,000 term note payable to Comerica Bank, which bears interest at the Comerica Bank prime rate plus 1.00% If the effective interest rate under the Acquisition Note and the Comerica Bank term note were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $68,000, based on the average balances outstanding during the three month period ended September 30, 2005. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $83,000. We did not experience a material impact from interest rate risk during the three month and nine month periods ended September 30, 2005, respectively.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at September 30, 2005, which are sensitive to changes in interest rates. At September 30, 2005, approximately 65.7% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled principal cash flows for debt outstanding at September 30, 2005 for the twelve months ending September 30 are as follows:

	Fixed Rate	Variable	Total

2006	$483,000	$225,000	$708,000
2007	2,717,000	6,632,000	9,349,000
2008	45,000	-	45,000
2009	531,000	-	531,000
Thereafter	-	-	-
	$3,776,000	$6,857,000	$10,633,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first nine months of 2005.

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
DALLAS 1021005_1 6029.10
Mr. Millard filed a Chapter 13 bankruptcy case in Dallas, Texas on August 15, 2003. Millard’s Chapter 13 bankruptcy case was converted to a Chapter 7 liquidation bankruptcy case on December 20, 2004. Upon the conversion of the bankruptcy case, Daniel J. Sherman was appointed Chapter 7 Trustee. In August 2005, the Company, its officers and directors and Park Pharmacy’s officers and directors entered into a compromise and settlement agreement, which was approved by the bankruptcy court, whereby the defendants collectively paid $80,000 to the bankruptcy Trustee in settlement of all claims. The Company’s insurance carrier provided the funds for the Company’s portion of the settlement amount, which was $55,000.

In exchange for the settlement, and in satisfaction of the counterclaims filed against Millard and Bishopsgate Corp, the Company received all of the stock of Bishopsgate Corp. The stock has not been assigned any value in the Company’s financial statements and it is held by a newly-formed entity, DM-ASD Holding, Co.

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, we filed our opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On August 23, 2005, the Fifth Circuit rejected plaintiffs' claims, affirmed denial of class certification, and remanded the two individual plaintiffs' claims to the district court.  On October 25, 2005, the Fifth Circuit denied plaintiffs' request for panel rehearing.   The Fifth Circuit then ordered plaintiffs to pay defendants' costs on appeal.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

10.1	Advisory Services Agreement between CRESA Capital Markets Group, LP, Fairways Equities, LLC and Ascendant Solutions, Inc. dated September 1, 2005.*

31.1	Written Statement of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2005, by David E. Bowe as Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2005, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 _______________________________________________
* Filed herewith.

(b) Reports on Form 8-K

On September 15, 2005, the Company filed a Current Report on Form 8-K to report that it had entered into a note payable agreement with Comerica Bank on September 13, 2005, the proceeds of which were used to fund an additional limited partnership investment in Fairways Frisco, L.P.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005		ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2005		ASCENDANT SOLUTIONS, INC.

	By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)