Form 10-Q/A
period 2005-03-31
ASCENDANT SOLUTIONS INC
filed 2006-01-13
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

ASCENDANT SOLUTIONS, INC.

FORM 10-Q/A
(Amendment No. 1)

For the Quarterly Period Ended March 31, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend Ascendant Solutions, Inc.’s (the “Company”) Quarterly Report on Form 10-Q filed on May 12, 2005 (the “Original Report”), for the quarterly period ended March 31, 2005. The purpose of the amendment is to reflect the restatement of the Company’s previously issued financial statements as of and for the three month period ended March 31, 2005, and the notes related thereto, as described below. The information in this Report is stated as of the date of the Original Report and does not reflect subsequent results, events or developments.  Such subsequent results, events or developments include, among others, the information and events subsequently described in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.  For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report. Concurrently with the filing of this Quarterly Report on Form 10-Q/A, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005 to restate its consolidated financial statements included therein.

This Report amends the Company’s condensed consolidated financial statements and related notes to reflect its investment in Fairways Frisco, L.P. under the equity method of accounting. Previously, the Company’s condensed consolidated financial statements reflected its investment in Fairways Frisco, L.P. under the cost method of accounting because it believed its investment was minor, it had no influence over the operations or financial policies of Fairways Frisco, L.P. and it had and still has no obligation to fund the operating losses or debts of Fairways Frisco, L.P. However, the Securities and Exchange Commission (“SEC”) staff has advised the Company that it considers all investments in real estate limited partnerships in excess of 3% to 5% to be more than minor, and therefore must be accounted for under the equity method. For further information on the restatement, see Note 1 to the condensed consolidated financial statements included herein. Changes also have been made to the following items in this Amendment as a result of the restatement:

Part I, Item 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Part I, Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II, Item 6	EXHIBITS AND REPORTS ON FORM 8-K

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-Q/A Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share amounts)

	March 31,	December 31,
	2005 (Unaudited)	2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,968	$1,868
Trade accounts receivable, net of allowance for doubtful
accounts of $484 and $380 at March 31, 2005 and
December 31, 2004.	5,223	6,350
Other receivables	273	161
Receivable from affiliates	56	71
Inventories	2,462	2,498
Prepaid expenses	453	503
Total current assets	10,435	11,451
Property and equipment, net	930	716
Goodwill	7,299	7,299
Other intangible assets	675	758
Equity method investments	1,143	411
Other assets	106	118
Total assets	$20,588	$20,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,812	$1,633
Accrued expenses	2,692	3,161
Notes payable, current	466	461
Total current liabilities	4,970	5,255
Notes payable, long-term	12,051	12,155
Minority interests	452	464
Contingent indemnification liability	220	-
Total liabilities	17,693	17,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares--7,500,000
Issued and outstanding--none	-	-
Common stock, $0.0001 par value:
Authorized shares--50,000,000
Issued and outstanding shares--21,933,400
at March 31, 2005 and December 31, 2004.	2	2
Additional paid-in capital	59,961	59,961
Deferred compensation	(63)	(78)
Accumulated deficit	(57,005)	(57,006)
Total stockholders' equity	2,895	2,879
Total liabilities and stockholders' equity	$20,588	$20,753
See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)
Revenue:
Healthcare	$9,825	$775
Real estate advisory services	3,444	677
	13,269	1,452
Cost of sales:
Healthcare	6,652	507
Real estate advisory services	2,049	207
	8,701	714

Gross profit	4,568	738

Operating expenses:
Selling, general and administrative expenses	4,170	838
Non-cash stock compensation	15	27
Depreciation and amortization	157	6
Total operating expenses	4,342	871
Operating income (loss)	226	(133)

Equity in income (losses) of equity method investees	(1)	70
Other income	3	-
Interest expense, net	(178)	(3)
Loss on sale of equipment	(1)	-

Income (loss) before minority interest and income tax expense	49	(66)
Minority interest loss (income)	12	(40)
State income tax expense	60	-
Net income (loss)	$1	$(106)

Basic net income (loss) per share	$0.00	$(0.00)
Diluted net income (loss) per share	$0.00	$(0.00)

Shares used in computing basic
net income (loss) per share	21,933,400	21,655,900

Shares used in computing diluted
net income (loss) per share	22,512,447	21,665,900

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)
Operating Activities
Net income (loss)	$1	$(106)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for doubtful accounts	128	-
Depreciation and amortization	157	6
Deferred compensation amortization	15	9
Non-cash stock option compensation	-	18
Equity in losses of equity method investees	75	-
Loss on sale of property and equipment	1	-
Minority interest	(12)	40
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	999	55
Inventories	36	-
Prepaid expenses and other assets	(35)	34
Accounts payable	179	477
Accrued expenses	(469)	-
Net cash provided by operating activities	1,075	533

Investing Activities
Return of capital distributions	9	11
Deferred acquisition costs	-	(314)
Net cash acquired in acquisitions	-	1,396
Purchases of property and equipment	(289)	(1)
Investment in equity method investees	(596)	-
Payment of acquisition liabilities	-	(1,350)
Net cash used in investing activities	(876)	(258)

Financing Activities
Payments on notes payable	(99)	-
Net cash used in financing activities	(99)	-

Net increase in cash and cash equivalents	100	275
Cash and cash equivalents at beginning of period	1,868	2,006
Cash and cash equivalents at end of period	$1,968	$2,281

Supplemental Cash Flow Information
Cash paid for state income taxes	$211	$-
Cash paid for interest on notes payable	$207	$-
Noncash investing activities
Indemnification liability recorded	$220	$-
See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Restatement
The Company has restated its condensed consolidated financial statements included herein to reflect a change in the accounting for its investment in Fairways Frisco, L.P. (“Fairways Frisco”) from the cost method to the equity method of accounting. As of March 31, 2005, the Company owned approximately 14% of the limited partnership interests in Fairways Frisco. The Company originally used the cost method to account for its investment in Fairways Frisco because it believed its investment was minor, it had no influence over the operations or financial policies of Fairways Frisco and it has no obligation to fund the operating losses or debts of Fairways Frisco. However, under EITF Topic D-46, the SEC considers all investments of greater than 3 to 5 percent in real estate limited partnerships to be more than minor, and therefore must be accounted for under the equity method.

The restatement records the Company’s equity in the net loss of Fairways Frisco for the three month period ended March 31, 2005 as a reduction of its investment on the accompanying condensed balance sheet and as a loss from equity method investments in the accompanying condensed statements of operations.

This adjustment had no impact on the net change in cash and cash equivalents for the three month period ended March 31, 2005. The adjustment also has no impact on the Company’s obligations to fund any operating losses or debts of Fairways Frisco. The Company is not obligated under the Fairways Frisco limited partnership agreement to fund any operating losses or debts of Fairways Frisco.

The following is a summary of the changes to the condensed consolidated financial statements:

	Three Months Ended March 31, 2005
	Restated	Previously
	Amount	Reported
Balance Sheet:
Equity method investments	$1,143,000	$1,218,000
Total assets	20,588,000	20,663,000
Total stockholders' equity	2,895,000	2,970,000
Total liabilities and stockholders' equity	20,588,000	20,663,000

Statement of Operations:
Investment income	$-	$77,000
Equity in income (losses) of equity method investees	(1,000)	-
Other income	3,000	-
Net income	1,000	76,000
Basic net income per share	$0.00	$0.00
Diluted net income per share	$0.00	$0.00

Statement of Cash Flows:
Net Income	$1,000	$76,000
Equity in (income) losses of equity method investees	75,000	-

2.	Description of Business

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

1 The Company was the initial limited partner in Fairways Frisco, L.P. (“Fairways Frisco”), which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco L.P. subsequently sold additional limited partnership interests and the Company now owns approximately 14% of Fairways Frisco, L.P. See Note 15 for additional information regarding the Frisco Square Partnerships.

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

Equity Method Investments
Equity method investments include the Company’s investments in Ampco, Fairways 03 New Jersey, L.P. and Fairways Frisco, and none represent investments in publicly traded companies. These investments are accounted for using the equity method of accounting for investments. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations or financial policies of the limited partnerships. Distributions received by the Company are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the investee’s earnings. Distributions in excess of the Company’s proportionate share are recorded as a reduction of the Company’s investment.  For the three months ended March 31, 2005, there were no distributions received from Fairways Frisco. See Notes 10 and 14 for additional information regarding Fairways Frisco.

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

	2005	2004
	(Restated)
Net income (loss) attributable to common stockholders as reported	$1,000	$(106,000)

Total stock-based employee compensation included in reported net income (loss), net of related tax effects	15,000	27,000

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,000)	(36,000)

Pro forma net income (loss)	$(2,000)	$(115,000)

Net income (loss) per share:
Basic - as reported	$0.00	$(0.00)
Basic - pro forma	$(0.00)	$(0.00)
Diluted - as reported	$0.00	$(0.00)
Diluted - pro forma	$(0.00)	$(0.00)

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

4.	Trade Accounts Receivable

Trade accounts receivable comprised the following:

	March 31, 2005			December 31, 2004
		Real Estate			Real Estate
	Healthcare	Advisory	Total	Healthcare	Advisory	Total

Trade accounts receivable	$4,062,000	$1,645,000	$5,707,000	$4,319,000	$2,411,000	$6,730,000
Less - allowance for
doubtful accounts	(484,000)	-	(484,000)	(380,000)	-	(380,000)
	$3,578,000	$1,645,000	$5,223,000	$3,939,000	$2,411,000	$6,350,000

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

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Inventory-retail pharmacy	$1,553,000	$1,498,000
Inventory-infusion/homecare	468,000	480,000
Inventory-general retail	535,000	578,000
Less: Inventory reserves	(94,000)	(58,000)
	$2,462,000	$2,498,000

6.	Prepaid Expenses

Prepaid expenses comprised the following:

	March 31,	December 31,
	2005	2004

Prepaid insurance	$171,000	$279,000
Deferred tenant representation costs	171,000	200,000
Other prepaid expenses	111,000	24,000
	$453,000	$503,000

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

	Three Months Ended
	March 31,
	2005 (Restated)	2004

Net income (loss)	$1,000	$(106,000)

Weighted average number of shares outstanding used in computing basic net income (loss) per share	21,933,400	21,665,900
Effect of dilutive stock options and warrants	579,047	-
Weighted average number of shares outstanding used in computing diluted net income (loss) per share	22,512,447	21,665,900

Basic net income (loss) per share	$-	$-

Diluted net income (loss) per share	$-	$-

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

8.	Property and Equipment

Property and equipment comprised the following:

	Estimated	March 31,	December 31,
	Useful Lives	2005	2004

Computer equipment and software	3 to 5 years	$377,000	$317,000
Furniture, fixtures and equipment	5 to 7 years	364,000	336,000
Leasehold improvements	Life of Lease	519,000	321,000
		1,260,000	974,000
Less - accumulated depreciation		(330,000)	(258,000)
		$930,000	$716,000

The Company provides for depreciation based on the estimated useful lives of depreciable assets using the straight-line method. Depreciation expense was $74,000 and $6,000 for the three month periods ended March 31, 2005 and 2004, respectively.

9.	Goodwill and Other Intangibles

Goodwill and other intangible assets comprised the following:

	March 31,	December 31,
	2005	2004

Goodwill	$7,299,000	$7,299,000
Other intangible assets:
Patient Prescriptions	544,000	544,000
Non-compete Agreements	450,000	450,000
Less - accumulated amortization	(319,000)	(236,000)
	$675,000	$758,000

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

10.	Equity Method Investments

Equity method investments comprised the following:
		March 31,	December 31,
	Ownership %	2005	2004
		(Restated)
Ampco Partners, Ltd.	10%	$247,000	$256,000
Fairways Equities LLC	20%	1,000	1,000
Fairways 03 New Jersey, LP	20%	220,000	-
Fairways Frisco, L.P.	14%	675,000	154,000
		$1,143,000	$411,000

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $750,000 and its equity in the losses of Fairways Frisco for the three months ended March 31, 2005 of ($75,000). The Company received no distributions from Fairways Frisco during the three month period ended March 31, 2005.  Summarized unaudited financial information for Fairways Frisco is included below:

March 31,
2005
(Unaudited)
Total assets	$4,970,000
Notes payable	100,000
Total partnership capital	4,837,000
Total liabilities and partnership capital	4,970,000

Three Months Ended
March 31, 2005
(Unaudited)
Total revenue	$-
Operating expenses	44,000
Interest expense	-
Equity in losses of Frisco Square Partnerships	(497,000)
Net loss	(541,000)

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statements of operations comprised the following:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Ampco Partners, Ltd.	$24,000	$24,000
Fairways 03 New Jersey, LP	50,000	$46,000
Fairways Frisco, L.P.	(75,000)	$-
	$(1,000)	$70,000

11.	Accrued Expenses

Accrued expenses comprised the following:

	March 31,	December 31,
	2005	2004

Accrued real estate commissions & fees	$1,669,000	$2,060,000
Accrued payroll and related	696,000	540,000
Accrued other	140,000	220,000
Accrued rent	120,000	116,000
Accrued property, franchise and sales taxes	53,000	44,000
Accrued state income taxes payable	14,000	181,000
	$2,692,000	$3,161,000

12.	Notes Payable

Notes payable comprised the following:

	March 31,	December 31,
	2005	2004
Bank of Texas Credit Facility, secured by substantially all healthcare assets:
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$688,000	$688,000

Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal of $3,084,000 due in March 2007.	3,706,000	3,783,000

Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal of $408,000 due in March 2007.	491,000	501,000

AmerisourceBergen Drug Corporation, unsecured note payable:
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	718,000	726,000

Note payable to Kevin Hayes, prior shareholder of CRESA Partners of Orange County, Inc. (predecessor to CRESA Partners of Orange County, LP, f/k/a The Staubach Company - West, Inc.):
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% (6.00% at
March 31, 2005) payable monthly, principal payable quarterly from the
Company's equity interest in the operating cash flow, as defined, of CRESA
Partners of Orange County, LP., secured by a subordinated security interest
in substantially all assets of CRESA Partners of Orange County, LP.	6,900,000	6,900,000

Capital lease obligations, secured by office equipment	14,000	18,000

	12,517,000	12,616,000
Less current portion	(466,000)	(461,000)
	$12,051,000	$12,155,000

The aggregate maturities of notes payable for the 12 months ending March 31 are as follows:
2006	$466,000
2007	4,563,000
2008	6,938,000
2009	550,000
Thereafter	-
$12,517,000

13.	Commitments and Contingencies

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

In the March Report, the Company reported that the independent auditors for the Frisco Square Partnerships had not yet completed their audits of the financial statements for the years ended December 31, 2004 and 2003. Subsequently, the Company has determined that based on the size of its investment in the Frisco Square Partnerships, it is not required to file audited financial statements for the Frisco Square Partnerships. The Company owns, indirectly through its limited partnership interest in Fairways Frisco, less than 10% of the Frisco Square Partnerships. As such, the Company does not believe that presenting separate audited financial statements of the Frisco Square Partnerships is meaningful or representative of its relationship with the Frisco Square Partnerships.

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three months ended March 31, 2005 and 2004 are as follows (000’s omitted):

	Three Months Ended March 31,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
					(Restated)		(Restated)
Revenue	$9,825	$775	$3,444	$677	$-	$-	$13,269	$1,452
Cost of sales	6,652	507	2,049	207	-	-	8,701	714
Gross profit	3,173	268	1,395	470	-	-	4,568	738
Net Income (Loss)	$(129)	$28	$453	$127	$(323)	$(261)	$1	$(106)

Other income	$3	$-	$-	$-	-	$-	$3	$-
Equity in income (losses) of equity method investees	$-	$-	$-	$-	(1)	$70	$(1)	$70
EBITDA	$42	$25	$682	$127	$(328)	$(249)	$396	$(97)
Less:
Interest (Expense) Income	(85)	7	(100)	-	7	(10)	(178)	(3)
Taxes	-	-	(60)	-	-	-	(60)	-
Depreciation &
Amortization	(86)	(4)	(69)	-	(2)	(2)	(157)	(6)
Net Income (Loss)	$(129)	$28	$453	$127	$(323)	$(261)	$1	$(106)

	March 31,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
					(Restated)		(Restated)
Total assets	$8,751	$8,156	$11,008	$191	$829	$3,098	$20,588	$11,445

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

Results of Operations

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004 (000's omitted)

Three Months Ended March 31,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$9,825	$775	$9,050	$3,444	$677	$2,767
Cost of Sales	6,652	507	6,145	2,049	207	1,842
Gross Profit	3,173	268	2,905	1,395	470	925
Operating expenses	3,220	247	2,973	793	293	500
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	3	-	3	-	-	-
Interest income (expense), net	(85)	7	(92)	(100)	-	(100)
Gain (loss) on sale of equipment	-	-	-	(1)	-	(1)
Minority interests	-	-	-	12	(50)	62
State income tax provision	-	-	-	(60)	-	(60)
Net income (loss)	(129)	28	(157)	$453	$127	$326
Plus:
Interest (income) expense, net	$85	$(7)	$92	$100	-	$100
State income tax provision	-	-	-	60	-	60
Depreciation & Amortization	86	4	82	69	-	69
Earnings Before Interest, Taxes,
Depreciation & Amortization	$42	$25	$17	$682	$127	$555

	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change
	(Restated)			(Restated)
Revenue	$-	$-	$-	$13,269	$1,452	$11,817
Cost of Sales	-	-	-	8,701	714	7,987
Gross Profit	-	-	-	4,568	738	3,830
Operating expenses	329	331	(2)	4,342	871	3,471
Equity in income (losses) of equity method investees	(1)	70	(71)	(1)	70	(71)
Other income	-	-	-	3	-	3
Interest income (expense), net	7	(10)	17	(178)	(3)	(175)
Gain (loss) on sale of equipment	-	-	-	(1)	-	(1)
Minority interests	-	10	(10)	12	(40)	52
State income tax provision	-	-	-	(60)	-	(60)
Net income (loss)	$(323)	$(261)	$(62)	$1	$(106)	$107
Plus:
Interest (income) expense, net	$(7)	$10	$(17)	$178	$3	$175
State income tax provision	-	-	-	60	-	60
Depreciation & Amortization	2	2	-	157	6	151
Earnings Before Interest, Taxes,
Depreciation & Amortization	$(328)	$(249)	$(79)	$396	$(97)	$493

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

Corporate & Other

Operating expenses
Operating expenses decreased $2,000 from $331,000 in the first quarter of 2004 to $329,000 in the first quarter of 2005 and is primarily comprised of : (i) an increase in selling, general and administrative expenses of $21,000 primarily due to increased payroll from one additional professional staff in the first quarter of 2005, (ii) a decrease in VTE’s selling, general and administrative expenses of $11,000 as a result of suspension of its operating activities in the first quarter of 2004, and (iii) a decrease of $12,000 in non cash stock compensation expense due to $18,000 of stock option expense recorded in the first quarter of 2004 net of an increase of $6,000 in amortization of deferred compensation in the first quarter of 2005 related to the issuance of restricted stock.

Equity in income (losses) of equity method investees
The net equity in losses of equity method investments was $1,000 for the first quarter of 2005. This represents the Company’s equity in the net income (loss) of its limited partnership investments, including Ampco, Fairways 03 New Jersey, LP and Fairways Frisco. Fairways Frisco’s net loss includes its 50% equity interest in the net losses of the Frisco Square Partnerships. The Company’s share of the net loss of Fairways Frisco was $75,000 for the first quarter of 2005. The Company received a distribution of $33,000 from Ampco for the first quarter of 2005, of which $24,000 was recorded as income representing the Company’s investment share of Ampco earnings and $9,000 was recorded as a reduction of the Company’s investment asset in Ampco. The Company received a distribution of $50,000 from Fairways 03 New Jersey, LP in the first quarter of 2005 representing the Company’s share of earnings.

The net equity in income of equity method investments was $70,000 for the first quarter of 2004, representing equity in earnings of $24,000 from Ampco and $46,000 from Fairways 03 New Jersey, LP. The Company received a distribution of $33,000 from Ampco for the first quarter of 2004, of which $24,000 was recorded as income representing the Company’s investment share of Ampco earnings and $9,000 was recorded as a reduction of the Company’s investment asset in Ampco. The Company received a distribution of $46,000 from Fairways 03 New Jersey, LP in the first quarter of 2004 representing the Company’s share of earnings.

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

Disclosures About Contractual Obligations and Commercial Commitments

As of March 31, 2005, the Company had invested $750,000 and had committed to invest up to $1.0 million in Fairways Frisco , as more fully described in Part I, Item 1 of the Company’s Annual Report on Form 10-K. This commitment was funded by the Company in full on May 2, 2005.

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at March 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

Contractual Obligations	Payments due by Period
As of March 31, 2005	($-000's omitted)
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,544	$3,353	$627	$359	$5,883
Investment in Limited Partnerships	250	-	-	-	250
Notes Payable	466	12,051	-	-	12,517

Total	$2,260	$15,404	$627	$359	$18,650

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

Long-Term Investments

Equity method investments include our investments in Ampco, Fairways 03 New Jersey, L.P. and Fairways Frisco, and none represent investments in publicly traded companies. These investments are accounted for using the equity method of accounting for investments. The equity method is used as we do not have a majority interest and do not have significant influence over the operations or financial policies of the limited partnerships. Distributions received are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed our proportionate share of the investee’s earnings. Distributions in excess of our proportionate share are recorded as a reduction of our investment.

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

The following table summarizes the financial instruments held by us at March 31, 2005, which are sensitive to changes in interest rates. At March 31, 2005, approximately 55% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled principal cash flows for debt outstanding at March 31, 2005 for the twelve months ending March 31 are as follows:

	Long Term Debt:
	Fixed Rate	Variable Rate	Total

2006	$466,000	$-	$466,000
2007	4,563,000	-	4,563,000
2008	38,000	6,900,000	6,938,000
2009	550,000	-	550,000
2010	-	-	-
Thereafter	-	-	-
	$5,617,000	$6,900,000	$12,517,000

ITEM 4.	CONTROLS AND PROCEDURES

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

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q/A for the period ended March 31, 2005, by David E. Bowe as Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q/A for the period ended March 31, 2005, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Office Building Sublease Agreement between Ascendant Solutions, Inc. and Holt Lunsford Commercial, Inc. dated March 16, 2005.**

* Filed herewith.
** Incorporated herein by reference to the exhibits included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

(b)	Reports on Form 8-K

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

Date: January 13, 2006	ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 13, 2006	ASCENDANT SOLUTIONS, INC.

	By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)