Form 10-Q/A
period 2005-06-30
ASCENDANT SOLUTIONS INC
filed 2006-01-13
CIK 1080029

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

ASCENDANT SOLUTIONS, INC.

FORM 10-Q/A
(Amendment No. 1)

For the Quarterly Period Ended June 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend Ascendant Solutions, Inc.’s (the “Company”) Quarterly Report on Form 10-Q filed on August 15, 2005 (the “Original Report”), for the three and six month periods ended June 30, 2005. The purpose of the amendment is to reflect the restatement of the Company’s previously issued financial statements as of and for the three and six month periods ended June 30, 2005, and the notes related thereto, as described below. The information in this Report is stated as of the date of the Original Report and does not reflect subsequent results, events or developments.  Such subsequent results, events or developments include, among others, the information and events subsequently described in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.  For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report. Concurrently with the filing of this Quarterly Report on Form 10-Q/A, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2005 and September 30, 2005 to restate its consolidated financial statements included therein.

This Report amends the Company’s condensed consolidated financial statements and related notes to reflect its investment in Fairways Frisco, L.P. under the equity method of accounting. The Company originally used the cost method to account for its investment in Fairways Frisco because it believed its investment was minor, it had no influence over the operations or financial policies of Fairways Frisco and it had and still has no obligation to fund the operating losses or debts of Fairways Frisco. However, the Securities and Exchange Commission (“SEC”) staff has advised the Company that it considers all investments in real estate limited partnerships in excess of 3% to 5% to be more than minor, and therefore must be accounted for under the equity method. For further information on the restatement, see Note 1 to the condensed consolidated financial statements included herein. Changes also have been made to the following items in this Amendment as a result of the restatement:

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

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share amounts)

	June 30, 2005	December 31,
	(Unaudited)	2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$1,868
Trade accounts receivable, net	5,288	6,350
Other receivables	223	161
Receivable from affiliates	83	71
Inventories	2,520	2,498
Prepaid expenses	622	503
	9,975	11,451
Property and equipment, net	1,015	716
Goodwill	7,299	7,299
Other intangible assets	592	758
Equity method investments	1,167	410
Other assets	100	119
Total assets	$20,148	$20,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,808	$1,633
Accounts payable to affiliates	88	-
Accrued expenses	2,603	3,161
Notes payable, current	481	461
	4,980	5,255
Notes payable, long-term	11,807	12,155
Minority interests	665	464
Contingent indemnification liability	220	-
Total liabilities	17,672	17,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares--7,500,000, issued and outstanding--none	-	-
Common stock, $0.0001 par value:
Authorized shares--50,000,000, issued and outstanding shares--21,980,900 and 21,933,400 at June 30, 2005 and December 31, 2004, respectively.	2	2
Additional paid-in capital	60,030	59,961
Deferred compensation	(112)	(78)
Accumulated deficit	(57,444)	(57,006)
Total stockholders' equity	2,476	2,879
Total liabilities and stockholders' equity	$20,148	$20,753

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenue:
Healthcare	$9,892	$9,895	$19,717	$10,670
Real estate advisory services	2,684	2,390	6,128	3,067
	12,576	12,285	25,845	13,737
Cost of sales:
Healthcare	6,674	6,435	13,326	6,942
Real estate advisory services	1,783	1,314	3,832	1,521
	8,457	7,749	17,158	8,463
Gross profit	4,119	4,536	8,687	5,274

Operating expenses:
Selling, general and administrative expenses	4,086	4,074	8,256	4,912
Non-cash stock compensation	20	8	35	35
Depreciation and amortization	165	84	322	90
Total operating expenses	4,271	4,166	8,613	5,037
Operating income (loss)	(152)	370	74	237

Equity in income (losses) of equity method investees	(134)	70	(135)	140
Other income	36	-	39	-
Interest expense, net	(189)	(162)	(367)	(165)
Loss on sale of equipment	-	(17)	(1)	(17)
Income (loss) before minority interest and income tax expense	(439)	261	(390)	195
Minority interest loss (income)	17	1	29	(39)
State income tax expense	17	48	77	48
Net income (loss)	$(439)	$214	$(438)	$108

Basic net income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.00
Diluted net income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.00

Shares used in computing basic net income (loss) per share	21,965,067	21,732,567	21,949,233	21,699,233
Shares used in computing diluted net income (loss) per share	21,965,067	22,013,358	21,949,233	21,989,342

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)
	Six Months Ended
	June 30,
	2005	2004
	(Restated)
Operating Activities
Net income (loss)	$(438)	$108
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	169	267
Depreciation and amortization	322	90
Deferred compensation amortization	35	17
Non-cash stock option compensation	-	18
Equity in losses of equity method investees	290	-
Loss on sale of property and equipment	1	17
Minority interest	(29)	39
Changes in operating assets and liabilities, net of
effects from acquisitions:
Accounts receivable	893	863
Inventories	(22)	(112)
Prepaid expenses and other assets	(174)	(103)
Accounts payable	263	481
Accrued expenses	(558)	(108)
Net cash provided by operating activities	752	1,577
Investing Activities
Return of capital distributions	18	18
Proceeds from sale of property and equipment	-	39
Deferred acquisition costs	-	310
Net cash acquired in acquisitions	-	1,537
Purchases of property and equipment	(456)	(22)
Distributions to limited partners	-	(31)
Investment in equity method investees	(845)	(97)
Payment of acquisition liabilities	-	(1,350)
Purchase cost of acquisitions, net of cash acquired	-	(795)
Net cash used in investing activities	(1,283)	(391)
Financing Activities
Proceeds from exercise of common stock purchase options	-	48
Proceeds from sale of limited partnership interests	230	230
Proceeds from notes payable	30	-
Payments on notes payable	(358)	(385)
Net cash used in financing activities	(98)	(107)
Net increase (decrease) in cash and cash equivalents	(629)	1,079
Cash and cash equivalents at beginning of period	1,868	2,006
Cash and cash equivalents at end of period	$1,239	$3,085
Supplemental Cash Flow Information
Cash paid for state income taxes	$269	$-
Cash paid for interest on notes payable	$396	$-
Noncash investing activities
Indemnification liability recorded	$220	$-
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

Restatement

The Company has restated its condensed consolidated financial statements included herein to reflect a change in the accounting for its investment in Fairways Frisco, L.P. (“Fairways Frisco”) from the cost method to the equity method of accounting. As of June 30, 2005, the Company owned approximately 15% of the limited partnership interests in Fairways Frisco. The Company originally used the cost method to account for its investment in Fairways Frisco because it believed its investment was minor, it had no influence over the operations or financial policies of Fairways Frisco and it has no obligation to fund the operating losses or debts of Fairways Frisco. However under EITF Topic D-46, the SEC considers all investments in real estate limited partnerships of greater than 3 to 5 percent to be more than minor and therefore must be accounted for under the equity method.

The restatement records the Company’s equity in the net loss of Fairways Frisco for the three and six month periods ended June 30, 2005 as a reduction of its investment on the accompanying condensed balance sheet and as a loss from equity method investments in the accompanying condensed statements of operations.

This adjustment had no impact on the net change in cash and cash equivalents for the six month period ended June 30, 2005. The adjustment also has no impact on the Company’s obligations to fund any operating losses or debts of Fairways Frisco. The Company is not obligated under the Fairways Frisco limited partnership agreement to fund any operating losses or debts of Fairways Frisco.

The following is a summary of the changes to the condensed consolidated financial statements:

	As of June 30, 2005
	Restated	Previously
	Amount	Reported

Balance Sheet:
Equity method investments	$1,167,000	$1,457,000
Total assets	20,148,000	20,438,000
Total stockholders' equity	2,476,000	2,766,000
Total liabilities and stockholders' equity	20,148,000	20,438,000

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Restated	Previously	Restated	Previously
	Amount	Reported	Amount	Reported
Statement of Operations:
Investment income	$-	$117,000	$-	$194,000
Equity in losses of equity method investees	(134,000)	-	(135,000)	-
Other income	36,000	-	39,000	-
Net loss	(439,000)	(224,000)	(438,000)	(148,000)
Basic net income (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Diluted net income (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

	Six Months Ended June 30, 2005
	Restated	Previously
	Amount	Reported
Statement of Cash Flows:
Net Loss	$(438,000)	$(148,000)
Equity in losses of equity method investees	290,000	-

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

Equity Method Investments
Equity method investments include the Company’s investments in Ampco, Fairways 03 New Jersey, L.P. and Fairways Frisco, L.P., and none represent investments in publicly traded companies. These investments are accounted for using the equity method of accounting for investments. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations or financial policies of the limited partnerships. Distributions received by the Company are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the investee’s earnings. Distributions in excess of the Company’s proportionate share are recorded as a reduction of the Company’s investment.

The Frisco Square Partnerships will require additional funding from Fairways Frisco in order to continue development of its real estate. However, the Company is not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash. The Company expects its ownership percentage in Fairways Frisco will decline further if additional capital calls are received for Fairways Frisco’s funding needs and the Company does not fund its pro-rata share of such funding needs. The Company does not expect to receive any distributions from Fairways Frisco for the foreseeable future. For the three month and six month periods ended June 30, 2005, there were no limited partner distributions received from this investment. See Note 10 for additional information regarding the Company’s investment in Fairways Frisco.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss) attributable to common stockholders as reported	$(439,000)	$214,000	$(438,000)	$108,000
Total stock-based employee compensation included in reported net income (loss), net of related tax effects	20,000	8,000	35,000	35,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,000)	(84,000)	(6,000)	(91,000)
Pro forma net income (loss)	$(422,000)	$138,000	$(409,000)	$52,000

Net income (loss) per share:
Basic - as reported	$(0.02)	$0.01	$(0.02)	$0.00
Basic - pro forma	$(0.02)	$0.01	$(0.02)	$0.00
Diluted - as reported	$(0.02)	$0.01	$(0.02)	$0.00
Diluted - pro forma	$(0.02)	$0.01	$(0.02)	$0.00

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss)	$(439,000)	$214,000	$(438,000)	$108,000

Weighted average number of shares outstanding used in computing basic net income (loss) per share	21,965,067	21,732,567	21,949,233	21,699,233

Effect of dilutive stock options and warrants	-	280,791	-	290,109

Weighted average number of shares outstanding used in computing diluted net income (loss) per share	21,965,067	22,013,358	21,949,233	21,989,342

Basic net income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.00

Diluted net income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.00

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

10. Equity Method Investments

Equity method investments comprised the following:

	Ownership	June 30,	December 31,
	%	2005	2004
		(Restated)

Ampco Partners, Ltd.	10%	$237,000	$256,000
Fairways 03 New Jersey, LP	20%	220,000	-
Fairways Frisco, L.P.	15%	710,000	154,000
		$1,167,000	$410,000

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,000,000 and its equity in the losses of Fairways Frisco for the six months ended June 30, 2005 of ($290,000). The Company received no distributions from Fairways Frisco during the six month period ended June 30, 2005. Summarized unaudited financial information for Fairways Frisco is included below:

June 30,
2005
(Unaudited)
Total assets	$53,104,000
Notes payable	51,576,000
Minority interest	(888,000)
Total partnership capital	1,413,000
Total liabilities and partnership capital	53,104,000

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Unaudited)	(Unaudited)
Total revenue	$311,000	$311,000
Operating expenses	2,109,000	2,153,000
Interest expense	422,000	422,000
Equity in losses of Frisco Square Partnerships	(125,000)	(622,000)
Minority interest	888,000	888,000
Net loss	$(1,457,000)	$(1,998,000)

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statement of operations comprised the following:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Ampco Partners, Ltd.	$36,000	$15,000	$60,000	$39,000
Fairways 03 New Jersey, LP	45,000	55,000	95,000	101,000
Fairways Frisco, L.P.	(215,000)	-	(290,000)	-
	$(134,000)	$70,000	$(135,000)	$140,000

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

In the March Report, the Company reported that the independent auditors for the Frisco Square Partnerships had not yet completed their audits of the financial statements for the years ended December 31, 2004 and 2003. Subsequently, the Company has determined that based on the size of its investment in the Frisco Square Partnerships, it is not required to file audited financial statements for the Frisco Square Partnerships. The Company owns, indirectly through its limited partnership interest in Fairways Frisco, less than 10% of the Frisco Square Partnerships. The Frisco Square Partnerships will require additional funding from Fairways Frisco in order to continue development of its real estate. However, the Company is not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash, although it may choose to do so depending on its available funds. The Company expects its ownership percentage in Fairways Frisco will decline further if additional capital calls are received for Fairways Frisco’s funding needs and the Company does not fund its pro-rata share of such funding needs. Based on these factors, the Company does not believe that presenting separate audited financial statements of the Frisco Square Partnerships is meaningful or representative of its relationship with the Frisco Square Partnerships.

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and six month periods ended June 30, 2005 and 2004 are as follows (000’s omitted):

	Three Months Ended June 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
					(Restated)		(Restated)
Revenue	$9,892	$9,895	$2,684	$2,390	$-	$-	$12,576	$12,285
Cost of sales	6,674	6,435	1,783	1,314	-	-	8,457	7,749
Gross profit	3,218	3,460	901	1,076	-	-	4,119	4,536
Other income	1	-	-	-	35	-	36	-
Equity in income (losses) of equity method investees	0	-	-	-	(134)	70	(134)	70
Net Income (Loss)	($76)	$25	$6	$439	($369)	($250)	($439)	$214

EBITDA	$93	$193	$210	$568	$(371)	$(253)	$(68)	$508
Less:
Interest (Expense) Income	(84)	(102)	(110)	(65)	5	5	(189)	(162)
Taxes	-	-	(17)	(48)	-	-	(17)	(48)
Depreciation &
Amortization	(85)	(66)	(77)	(16)	(3)	(2)	(165)	(84)
Net Income (Loss)	$(76)	$25	$6	$439	$(369)	$(250)	$(439)	$214

	Six Months Ended June 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
					(Restated)		(Restated)
Revenue	$19,717	$10,670	$6,128	$3,067	$-	$-	$25,845	$13,737
Cost of sales	13,326	6,942	3,832	1,521	-	-	17,158	8,463
Gross profit	6,391	3,728	2,296	1,546	-	-	8,687	5,274
Other income	4	-	-	-	35	-	39	-
Equity in income (losses) of equity method investees	-	-	-	-	(135)	140	(135)	140
Net Income (Loss)	$(205)	$40	$459	$580	$(692)	$(512)	$(438)	$108

EBITDA	$135	$218	$892	$711	$(699)	$(518)	$328	$411
Less:
Interest (Expense) Income	(169)	(109)	(210)	(65)	12	9	(367)	(165)
Taxes	-	-	(77)	(48)	-	-	(77)	(48)
Depreciation &
Amortization	(171)	(69)	(146)	(18)	(5)	(3)	(322)	(90)
Net Income (Loss)	$(205)	$40	$459	$580	$(692)	$(512)	$(438)	$108

	June 30,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
					(Restated)		(Restated)
Total assets	$8,105	$9,914	$11,277	$11,571	$766	$1,107	$20,148	$22,592

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

 Results of Operations

 Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004 (000's omitted)

	Three Months Ended June 30,

	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$9,892	$9,895	$(3)	$2,684	$2,390	$294
Cost of Sales	6,674	6,435	239	1,783	1,314	469
Gross Profit	3,218	3,460	(242)	901	1,076	(175)
Operating expenses	3,211	3,331	(120)	785	509	276
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	1	-	1	-	-	-
Interest income (expense), net	(84)	(102)	18	(110)	(65)	(45)
Gain (loss) on sale of equipment	-	(2)	2	-	(15)	15
Minority interests	-	-	-	17	-	17
State income tax provision	-	-	-	(17)	(48)	31
Net income (loss)	$(76)	$25	$(101)	$6	$439	$(433)
Plus:
Interest (income) expense, net	$84	$102	$(18)	$110	$65	$45
State income tax provision	-	-	-	17	48	(31)
Depreciation & Amortization	85	66	19	77	16	61
Earnings Before Interest, Taxes,
Depreciation & Amortization	$93	$193	$(100)	$210	$568	$(358)

	Three Months Ended June 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change
	(Restated)			(Restated)
Revenue	$-	$-	$-	$12,576	$12,285	$291
Cost of Sales	-	-	-	8,457	7,749	708
Gross Profit	-	-	-	4,119	4,536	(417)
Operating expenses	275	326	(51)	4,271	4,166	105
Equity in income (losses) of equity method investees	(134)	70	(204)	(134)	70	(204)
Other income	35	-	35	36	-	36
Interest income (expense), net	5	5	-	(189)	(162)	(27)
Gain (loss) on sale of equipment	-	-	-	-	(17)	17
Minority interests	-	1	(1)	17	1	16
State income tax provision	-	-	-	(17)	(48)	31
Net income (loss)	$(369)	$(250)	$(119)	$(439)	$214	$(653)
Plus:
Interest (income) expense, net	($5)	($5)	$0	$189	$162	$27
State income tax provision	-	-	-	17	48	(31)
Depreciation & Amortization	3	2	1	165	84	81
Earnings Before Interest, Taxes,
Depreciation & Amortization	$(371)	$(253)	$(118)	$(68)	$508	$(576)

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

Equity in income (losses) of equity method investees
The net equity in losses of equity method investments was $ 134,000 for the second quarter of 2005. This represents the Company’s equity in the net income (loss) of its limited partnership investments, including Ampco, Fairways 03 New Jersey, LP and Fairways Frisco. This amount included $45,000 of income from distributions received representing the Company’s share of earnings from its Fairways 03 New Jersey, LP investment compared to $55,000 for the second quarter of 2004. The Company received a distribution of $45,000 from Ampco for the second quarter of 2005, of which $36,000 was recorded as income representing the Company’s investment share of Ampco earnings and $9,000 was recorded as a reduction of the Company’s investment asset in Ampco. In the second quarter of 2004, the Company received a distribution of $22,000 from Ampco, of which $15,000 was recorded as income representing the Company’s investment share of Ampco earnings and $7,000 was recorded as a reduction of the Company’s investment asset in Ampco. The Company recorded equity in the net loss of Fairways Frisco of $215,000 for the second quarter of 2005.

Other income
The Company recorded other income in the second quarter of 2005 from the receipt of $35,000 from FEL. under an agreement whereby the Company receives 25% of certain fees earned by FEL pursuant to the Fairways Frisco limited partnership agreement.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004 (000's omitted)

	Six Months Ended June 30,

	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$19,717	$10,670	$9,047	$6,128	$3,067	$3,061
Cost of Sales	13,326	6,942	6,384	3,832	1,521	2,311
Gross Profit	6,391	3,728	2,663	2,296	1,546	750
Operating expenses	6,431	3,577	2,854	1,578	804	774
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	4	-	4	-	-	-
Interest income (expense), net	(169)	(109)	(60)	(210)	(65)	(145)
Gain (loss) on sale of equipment	-	(2)	2	(1)	(15)	14
Minority interests	-	-	-	29	(34)	63
State income tax provision	-	-	-	(77)	(48)	(29)
Net income (loss)	$(205)	$40	$(245)	$459	$580	$(121)
Plus:
Interest (income) expense, net	$169	$109	$60	$210	$65	$145
State income tax provision	-	-	-	77	48	29
Depreciation & Amortization	171	69	102	146	18	128
Earnings Before Interest, Taxes,
Depreciation & Amortization	$135	$218	$(83)	$892	$711	$181

	Six Months Ended June 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change
	(Restated)			(Restated)
Revenue	$-	$-	$-	$25,845	$13,737	$12,108
Cost of Sales	-	-	-	17,158	8,463	8,695
Gross Profit	-	-	-	8,687	5,274	3,413
Operating expenses	604	656	(52)	8,613	5,037	3,576
Equity in income (losses) of equity method investees	(135)	140	(275)	(135)	140	(275)
Other income	35	-	35	39	-	39
Interest income (expense), net	12	9	3	(367)	(165)	(202)
Gain (loss) on sale of equipment	-	-	-	(1)	(17)	16
Minority interests	-	(5)	5	29	(39)	68
State income tax provision	-	-	-	(77)	(48)	(29)
Net income (loss)	$(692)	$(512)	$(180)	$(438)	$108	$(546)
Plus:
Interest (income) expense, net	$(12)	$(9)	$(3)	$367	$165	$202
State income tax provision	-	-	-	77	48	29
Depreciation & Amortization	5	3	2	322	90	232
Earnings Before Interest, Taxes,
Depreciation & Amortization	$(699)	$(518)	$(181)	$328	$411	$(83)

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

Equity in income (losses) of equity method investees
The net equity in losses of equity method investments was $135,000 for the first six months of 2005. This represents the Company’s equity in the net income (loss) of its limited partnership investments, including Ampco, Fairways 03 New Jersey, LP and Fairways Frisco. This amount included $95,000 of income from distributions received representing the Company’s share of earnings from its Fairways 03 New Jersey, LP investment compared to $101,000 for the first six months of 2004. The Company received distributions of $78,000 from Ampco during the first six months of 2005, of which $60,000 was recorded as income representing the Company’s investment share of Ampco earnings and $18,000 was recorded as a reduction of the Company’s investment asset in Ampco. During the first six months of 2004, the Company received distributions of $57,000 from Ampco, of which $39,000 was recorded as income representing the Company’s investment share of Ampco earnings and $18,000 was recorded as a reduction of the Company’s investment asset in Ampco. The Company recorded equity in the net loss of Fairways Frisco of $290,000 for the first six months of 2005.

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

Long-Term Investments
Equity method investments include the Company’s investments in Ampco, Fairways 03 New Jersey, L.P. and Fairways Frisco, L.P., and none represent investments in publicly traded companies. These investments are accounted for using the equity method of accounting for investments. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations or financial policies of the limited partnerships. Distributions received by the Company are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the investee’s earnings. Distributions in excess of the Company’s proportionate share are recorded as a reduction of the Company’s investment.

The Frisco Square Partnerships will require additional funding from Fairways Frisco in order to continue development of its real estate. However, the Company is not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash. The Company expects its ownership percentage in Fairways Frisco will decline further if additional capital calls are received for Fairways Frisco’s funding needs and the Company does not fund its pro-rata share of such funding needs. The Company does not expect to receive any distributions from Fairways Frisco for the foreseeable future.

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

	Long Term Debt:
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

Directors continuing in office after the meeting were:

Class A Directors
David E. Bowe
Jonathan R. Bloch

Class B Directors
Anthony J. LeVecchio
Will Cureton

Class C Director
James C. Leslie

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

10.1	Promissory note payable from Ascendant Solutions, Inc. to Comerica Bank dated April 11, 2005.**

10.2	Fee allocation agreement dated May 31, 2005 between Fairways Equities, LLC and Ascendant Solutions, Inc.**

31.1	Written Statement of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q/A for the period ended June 30, 2005, by David E. Bowe as Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q/A for the period ended June 30, 2005, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 _______________________________________________
* Filed herewith.
** Incorporated herein by reference to the exhibits included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

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