Form 10-Q/A
period 2005-09-30
ASCENDANT SOLUTIONS INC
filed 2006-01-13
CIK 1080029

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

ASCENDANT SOLUTIONS, INC.

FORM 10-Q/A
(Amendment No. 1)

For the Quarterly Period Ended September 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend Ascendant Solutions, Inc.’s (the “Company”) Quarterly Report on Form 10-Q filed on November 14, 2005 (the “Original Report”), for the three and nine month periods ended September 30, 2005. The purpose of the amendment is to reflect the restatement of the Company’s previously issued financial statements as of and for the three and nine month periods ended September 30, 2005, and the notes related thereto, as described below. The information in this Report is stated as of the date of the Original Report and does not reflect subsequent results, events or developments.  Such subsequent results, events or developments include, among others, the information and events subsequently described in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.  For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report. Concurrently with the filing of this Quarterly Report on Form 10-Q/A, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate its consolidated financial statements included therein.

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

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share amounts)

	September 30, 2005	December 31,
	(Unaudited)	2004
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$844	$1,867
Trade accounts receivable, net	3,181	4,129
Other receivables	163	156
Receivable from affiliates	65	71
Inventories	2,563	2,201
Prepaid expenses	475	502
Assets held available for sale	2,312	2,626
	9,603	11,552
Property and equipment, net	954	629
Goodwill	7,299	7,299
Other intangible assets	510	758
Equity method investments	1,168	410
Other assets	93	105
Total assets	$19,627	$20,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,521	$1,407
Accounts payable to affiliates	107	-
Accrued expenses	1,966	3,098
Notes payable, current	708	456
Liabilities related to assets held available for sale	2,674	2,271
	6,976	7,232
Notes payable, long-term	9,925	10,178
Minority interests	665	464
Contingent indemnification liability	220	-
Total liabilities	17,786	17,874
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value:
Authorized shares--50,000,000, issued and outstanding shares--22,080,900 and 21,933,400 at September 30, 2005 and December 31, 2004, respectively.	2	2
Additional paid-in capital	60,054	59,961
Deferred compensation	(89)	(78)
Accumulated deficit	(58,126)	(57,006)
Total stockholders' equity	1,841	2,879
Total liabilities and stockholders' equity	$19,627	$20,753

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenue:
Healthcare	$7,298	$6,979	$22,166	$14,630
Real estate advisory services	2,464	2,852	8,593	5,919
	9,762	9,831	30,759	20,549
Cost of sales:
Healthcare	5,282	5,129	16,242	10,754
Real estate advisory services	1,423	1,577	5,254	3,098
	6,705	6,706	21,496	13,852
Gross profit	3,057	3,125	9,263	6,697

Operating expenses:
Selling, general and administrative expenses	2,769	2,951	8,689	6,376
Non-cash stock compensation	23	10	58	45
Depreciation and amortization	164	130	455	202
Total operating expenses	2,956	3,091	9,202	6,623
Operating income	101	34	61	74

Equity in income (losses) of equity method investees	(75)	109	(211)	249
Other income	20	8	59	8
Interest expense, net	(173)	(136)	(482)	(253)
Loss on sale of equipment	-	-	(1)	(17)

Income (loss) before minority interest and income tax expense	(127)	15	(574)	61
Minority interest loss (income)	-	(11)	29	(50)
Income tax expense	47	43	125	91

Loss from continuing operations	(174)	(39)	(670)	(80)

Income (loss) from discontinued operations	(508)	42	(450)	191
Net income (loss)	$(682)	$3	$(1,120)	$111

Basic net income (loss) per share	$(0.03)	$0.00	$(0.05)	$0.01

Diluted net income (loss) per share	$(0.03)	$0.00	$(0.05)	$0.01

Average common shares outstanding, basic	22,014,233	21,883,400	21,970,900	21,760,622

Average common shares outstanding, diluted	22,014,233	22,887,708	21,970,900	22,710,964

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (000’s omitted)
	Nine Months Ended
	September 30,
	2005	2004
	(Restated)
Operating Activities
Net income (loss)	$(1,120)	$111
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	100	99
Depreciation and amortization	455	202
Deferred compensation amortization	58	27
Non-cash stock option compensation	-	18
Equity in losses of equity method investees	442	-
Loss on sale of property and equipment	1	17
Minority interest	(29)	50
Charges related to discontinued healthcare operations	230	-
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	848	921
Inventories	(362)	(206)
Prepaid expenses and other assets	38	64
Accounts payable	221	(24)
Accrued expenses	(1,132)	(504)
Net cash (used in) provided by operating activities	(250)	775
Investing Activities
Return of capital distributions	85	29
Proceeds from sale of property and equipment	-	39
Deferred acquisition costs	-	310
Net cash acquired in acquisitions	-	1,734
Purchases of property and equipment	(533)	(73)
Distributions to limited partners	-	(31)
Investment in equity method investees	(1,065)	(97)
Payment of acquisition liabilities	-	(1,350)
Net assets held available for sale (discontinued operations)	487	(134)
Net cash (used in) provided by investing activities	(1,026)	427
Financing Activities
Proceeds from exercise of common stock purchase options	24	48
Proceeds from sale of limited partnership interests	230	230
Proceeds from notes payable	255	-
Payments on notes payable	(256)	(394)
Net cash provided by (used in) financing activities	253	(116)
Net change in cash and cash equivalents	(1,023)	1,086
Cash and cash equivalents at beginning of period	1,867	2,006
Cash and cash equivalents at end of period	$844	$3,092
Supplemental Cash Flow Information
Cash paid for income taxes	$201	$-
Cash paid for interest on notes payable	$511	$-
Noncash investing activities
Indemnification liability recorded	$220	$-
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

Restatement

The Company has restated its condensed consolidated financial statements included herein to reflect a change in the accounting for its investment in Fairways Frisco, L.P.(“Fairways Frisco”) from the cost method to the equity method of accounting. As of September 30, 2005, the Company owned approximately 15% of the limited partnership interests in Fairways Frisco. The Company originally used the cost method to account for its investment in Fairways Frisco because it believed its investment was minor, it had no influence over the operations or financial policies of Fairways Frisco and it has no obligation to fund the operating losses or debts of Fairways Frisco. However, under EITF Topic D-46, the SEC considers all investments in real estate limited partnerships of greater than 3 to 5 percent to be more than minor, and therefore must be accounted for under the equity method.

The restatement records the Company’s equity in the net loss of Fairways Frisco for the three and nine month periods ended September 30, 2005 as a reduction of its investment on the accompanying condensed balance sheet and as a loss from equity method investments in the accompanying condensed statements of operations. This adjustment had no impact on the net change in cash and cash equivalents for the nine month period ended September 30, 2005.

This adjustment had no impact on the net change in cash and cash equivalents for the nine month period ended September 30, 2005. The adjustment also has no impact on the Company’s obligations to fund any operating losses or debts of Fairways Frisco. The Company is not obligated under the Fairways Frisco limited partnership agreement to fund any operating losses or debts of Fairways Frisco.

The following is a summary of the changes to the condensed consolidated financial statements:

	As of September 30, 2005
	Restated	Previously
	Amount	Reported

Balance Sheet:
Equity method investments	$1,168,000	$1,610,000
Total assets	19,627,000	20,069,000
Total stockholders' equity	1,841,000	2,283,000
Total liabilities and stockholders' equity	19,627,000	20,069,000

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Restated	Previously	Restated	Previously
	Amount	Reported	Amount	Reported
Statement of Operations:
Investment income	$-	$97,000	$-	$290,000
Equity in income (losses) of equity method investees	(75,000)	-	(211,000)	-
Other income	20,000	-	59,000	-
Net income (loss)	(682,000)	(530,000)	(1,120,000)	(678,000)
Basic net income (loss) per share	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.05)	$(0.03)

	Nine Months Ended September 30, 2005
	Restated	Previously
	Amount	Reported
Statement of Cash Flows:
Net Income (loss)	$(1,120,000)	$(678,000)
Equity in losses of equity method investees	442,000	-

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

The Frisco Square Partnerships will require additional funding from Fairways Frisco, L.P. in order to continue development of its real estate. However, the Company is not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash. The Company expects its ownership percentage in Fairways Frisco will decline further if additional capital calls are received for Fairways Frisco’s funding needs and the Company does not fund its pro-rata share of such funding needs. The Company does not expect to receive any distributions from Fairways Frisco for the foreseeable future. For the three month and nine month periods ended September 30, 2005, there were no limited partner distributions received from this investment. See Note 8 for additional information regarding the Company’s investment in Fairways Frisco.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss) attributable to common stockholders as reported	$(682,000)	$3,000	$(1,120,000)	$111,000
Total stock-based employee compensation included in reported net income (loss), net of related tax effects	23,000	10,000	58,000	45,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,000)	(3,000)	(9,000)	(94,000)
Pro forma net income (loss)	$(662,000)	$10,000	$(1,071,000)	$62,000

Net income (loss) per share:
Basic - as reported	$(0.03)	$0.00	$(0.05)	$0.01
Basic - pro forma	$(0.03)	$0.00	$(0.05)	$0.00
Diluted - as reported	$(0.03)	$0.00	$(0.05)	$0.01
Diluted - pro forma	$(0.03)	$0.00	$(0.05)	$0.00

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Income from continuing operations, net of taxes	$(174,000)	$(39,000)	$(670,000)	$(80,000)
Income from discontinued operations, net of taxes	(508,000)	42,000	(450,000)	191,000
Net income (loss)	$(682,000)	$3,000	$(1,120,000)	$111,000

Weighted average common shares outstanding-Basic	22,014,233	21,883,400	21,970,900	21,760,622
Effect of dilutive stock options and warrants	-	1,004,308	-	950,342
Weighted average common shares outstanding-Diluted	22,014,233	22,887,708	21,970,900	22,710,964

Basic earnings per share from:
Continuing operations	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Discontinued operations	$(0.02)	$0.00	$(0.02)	$0.01
Basic net income (loss) per share	$(0.03)	$0.00	$(0.05)	$0.01

Diluted earnings per share from:
Continuing operations	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Discontinued operations	$(0.02)	$0.00	$(0.02)	$0.01
Diluted net income (loss) per share	$(0.03)	$0.00	$(0.05)	$0.00

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

7. Accrued Expenses

Accrued expenses comprised the following:
	September 30,	December 31,
	2005	2004

Accrued real estate commissions & fees	$1,137,000	$2,060,000
Accrued payroll and related	458,000	487,000
Accrued other	151,000	210,000
Accrued rent	139,000	116,000
Accrued property, franchise and sales taxes	101,000	44,000
Accrued state income taxes payable	(20,000)	181,000
	$1,966,000	$3,098,000

8. Equity Method Investments

Equity method investments comprised the following:
	Ownership	September 30,	December 31,
	%	2005	2004
		(Restated)

Ampco Partners, Ltd.	10%	$237,000	$256,000
Fairways 03 New Jersey, LP	20%	153,000	-
Fairways Frisco L.P.	15%	778,000	154,000
		$1,168,000	$410,000

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,220,000 and its equity in the losses of Fairways Frisco for the nine months ended September 30, 2005 of ($442,000). The Company received no distributions from Fairways Frisco during the nine month period ended September 30, 2005.  Summarized unaudited financial information for Fairways Frisco is included below:

September 30,
2005
(Unaudited)
Total assets	$53,555,000
Notes payable	52,072,000
Minority interest	(1,576,000)
Total partnership capital	1,920,000
Total liabilities and partnership capital	53,555,000

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Unaudited)	(Unaudited)
Total revenue	$519,000	$830,000
Operating expenses	1,694,000	3,847,000
Interest expense	544,000	966,000
Equity in losses of Frisco Square Partnerships	-	(622,000)
Minority interest	688,000	1,576,000
Net loss	$(1,031,000)	$(3,029,000)

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statement of operations comprised the following:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Ampco Partners, Ltd.	$35,000	$18,000	$95,000	$57,000
Fairways 03 New Jersey, LP	42,000	55,000	136,000	156,000
Fairways 36864, L.P.	-	36,000	-	36,000
Fairways Frisco, L.P.	(152,000)	-	(442,000)	-
	$(75,000)	$109,000	$(211,000)	$249,000

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

Comerica Bank term notes payable
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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and nine month periods ended September 30, 2005 and 2004 are as follows (000’s omitted):

	Three Months Ended September 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
					(Restated)		(Restated)
Revenue	$7,298	$6,979	$2,464	$2,852	$-	$-	$9,762	$9,831
Cost of sales	5,282	5,129	1,423	1,577	-	-	6,705	6,706
Gross profit	2,016	1,850	1,041	1,275	-	-	3,057	3,125
Other income	-	8	-	-	20	-	20	8
Equity in income (losses) of equity method investees	-	-	-	-	(75)	109	(75)	109
Income (loss) from continuing operations	$(23)	$(202)	$195	$323	$(346)	$(160)	$(174)	$(39)
Plus:
Interest Expense (Income)	57	60	116	84	-	(8)	173	136
Taxes	-	-	30	43	17	-	47	43
Depreciation &
Amortization	76	82	82	46	6	2	164	130

EBITDA from continuing operations	$110	$(60)	$423	$496	$(323)	$(166)	$210	$270

	Nine Months Ended September 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
					(Restated)		(Restated)
Revenue	$22,166	$14,630	$8,593	$5,919	$-	$-	$30,759	$20,549
Cost of sales	16,242	10,754	5,254	3,098	-	-	21,496	13,852
Gross profit	5,924	3,876	3,339	2,821	-	-	9,263	6,697
Other income	4	8	-	-	55	-	59	8
Equity in income (losses) of equity method investees	-	-	-	-	(211)	249	(211)	249
Income (loss) from continuing operations	$(287)	$(284)	$656	$861	$(1,039)	$(657)	$(670)	$(80)
Plus:
Interest Expense (Income)	168	123	326	146	(12)	(16)	482	253
Taxes	-	-	108	91	17	-	125	91
Depreciation &
Amortization	217	133	227	64	11	5	455	202

EBITDA from continuing operations	$98	$(28)	$1,317	$1,162	$(1,023)	$(668)	$392	$466

	September 30,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
					(Restated)		(Restated)
Total assets	$7,928	$9,809	$10,319	$10,069	$1,700	$787	$19,632	$20,665

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

The following table is a comparison of the results of the discontinued operations of Park InfusionCare for the three and nine month periods ended September 30, 2005 and 2004 (000's omitted):

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

 Results of Continuing Operations

 Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004 (000's omitted)

	Three Months Ended September 30,

	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$7,298	$6,979	$319	$2,464	$2,852	$(388)
Cost of Sales	5,282	5,129	153	1,423	1,577	(154)
Gross Profit	2,016	1,850	166	1,041	1,275	(234)
Operating expenses	1,982	2,000	(18)	701	822	(121)
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	-	8	(8)	-	-	-
Interest income (expense), net	(57)	(60)	3	(116)	(84)	(32)
Gain (loss) on sale of equipment	-	-	-	-	-	-
Minority interests	-	-	-	1	(3)	4
Loss from equity method investments	-	-	-	-	-	-
Income tax provision	-	-	-	(30)	(43)	13
Income from continuing operations	$(23)	$(202)	$179	$195	$323	$(128)
Plus:
Interest (income) expense, net	$57	$60	$(3)	$116	$84	$32
Income tax provision	-	-	-	30	43	(13)
Depreciation & Amortization	76	82	(6)	82	46	36

EBITDA from continuing operations	$110	$(60)	$170	$423	$496	$(73)

	Three Months Ended September 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change
	(Restated)			(Restated)
Revenue	$-	$-	$-	$9,762	$9,831	$(69)
Cost of Sales	-	-	-	6,705	6,706	(1)
Gross Profit	-	-	-	3,057	3,125	(68)
Operating expenses	273	269	4	2,956	3,091	(135)
Equity in income (losses) of equity method investees	(75)	109	(184)	(75)	109	(184)
Other income	20	-	20	20	8	12
Interest income (expense), net	-	8	(8)	(173)	(136)	(37)
Gain (loss) on sale of equipment	-	-	-	-	-	-
Minority interests	(1)	(8)	7	-	(11)	11
Income tax provision	(17)	-	(17)	(47)	(43)	(4)
Income from continuing operations	$(346)	$(160)	$(186)	$(174)	$(39)	$(135)
Plus:
Interest (income) expense, net	$-	$(8)	$8	$173	$136	$37
Income tax provision	17	-	17	47	43	4
Depreciation & Amortization	6	2	4	164	130	34

EBITDA from continuing operations	$(323)	$(166)	$(157)	$210	$270	$(60)

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

Interest expense, net
Interest expense, net is comprised of interest expense related to the debt assumed and incurred as part of the CPOC acquisition. Interest expense, net was $116,000 for the third quarter of 2005, based on the Northern Trust Bank prime rate plus 0.50% on the outstanding balance of the CPOC Acquisition Note. The Northern Trust Bank prime rate was 6.75% at September 30, 2005. The interest expense incurred on the CPOC Acquisition Note payable to Kevin Hayes was $116,000 for the third quarter of 2005 as compared to $79,000 for the third quarter of 2004 due to an increase in the Northern Trust Bank prime rate of 2.00%.

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

Equity in income (losses) of equity method investees
The net equity in losses of equity method investments was $75,000 for the third quarter of 2005. This represents the Company’s equity in the net income (loss) of its limited partnership investments, including Ampco, Fairways 03 New Jersey, LP and Fairways Frisco. This amount included $42,000 of income from distributions received representing the Company’s share of earnings from its Fairways 03 New Jersey, LP investment compared to $56,000 for the third quarter of 2004. The Company recorded income of $35,000 from Ampco for the third quarter of 2005, representing the Company’s investment share of Ampco earnings. In the third quarter of 2004, the Company received a distribution of $27,000 from Ampco, of which $18,000 was recorded as income representing the Company’s investment share of Ampco earnings and $10,000 was recorded as a reduction of the Company’s investment asset in Ampco. The Company recorded equity in the net loss of Fairways Frisco of $152,000 for the third quarter of 2005.

Other Income
The Company recorded other income in the third quarter of 2005 from the receipt of $20,000 from Fairways Equities, LLC under an agreement whereby the Company receives 25% of certain fees earned by FEL.

Income tax Provision
The income tax provision of $17,000 in the third quarter of 2005 is due to the payment of alternative minimum tax on the Company’s final 2004 consolidated federal tax return filed in September 2005.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004 (000's omitted)

	Nine Months Ended September 30,

	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$22,166	$14,630	$7,536	$8,593	$5,919	$2,674
Cost of Sales	16,242	10,754	5,488	5,254	3,098	2,156
Gross Profit	5,924	3,876	2,048	3,339	2,821	518
Operating expenses	6,047	4,043	2,004	2,278	1,657	621
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	4	8	(4)	-	-	-
Interest income (expense), net	(168)	(123)	(45)	(326)	(146)	(180)
Gain (loss) on sale of equipment	-	(2)	2	(1)	(15)	14
Minority interests	-	-	-	30	(51)	81
Loss from equity method investments	-	-	-	-	-	-
State income tax provision	-	-	-	(108)	(91)	(17)
Income from continuing operations	$(287)	$(284)	$(3)	$656	$861	$(205)
Plus:
Interest (income) expense, net	$168	$123	$45	$326	$146	$180
Income tax provision	-	-	-	108	91	17
Depreciation & Amortization	217	133	84	227	64	163

EBITDA from continuing operations	$98	$(28)	$126	$1,317	$1,162	$155

	Nine Months Ended September 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change
	(Restated)			(Restated)
Revenue	$-	$-	$-	$30,759	$20,549	$10,210
Cost of Sales	-	-	-	21,496	13,852	7,644
Gross Profit	-	-	-	9,263	6,697	2,566
Operating expenses	877	923	(46)	9,202	6,623	2,579
Equity in income (losses) of equity method investees	(211)	249	(454)	(211)	249	(460)
Other income	55	-	55	59	8	51
Interest income (expense), net	12	16	(4)	(482)	(253)	(229)
Gain (loss) on sale of equipment	-	-	-	(1)	(17)	16
Minority interests	(1)	1	(2)	29	(50)	79
Income tax provision	(17)	-	(17)	(125)	(91)	(34)
Income from continuing operations	$(1,039)	$(657)	$(382)	$(670)	$(80)	$(590)
Plus:
Interest (income) expense, net	$(12)	$(16)	$4	$482	$253	$229
State income tax provision	17	-	17	125	91	34
Depreciation & Amortization	11	5	6	455	202	253

EBITDA from continuing operations	$(1,023)	$(668)	$(355)	$392	$466	$(74)

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

Interest expense, net
Interest expense, net is comprised of interest expense related to the debt assumed and incurred as part of the CPOC acquisition. Interest expense, net was $326,000 for the nine months ending September 30, 2005, based on the Northern Trust Bank prime rate plus 0.50% on the outstanding balance of the CPOC Acquisition Note. The Northern Trust Bank prime rate was 6.75% at September 30, 2005. The interest expense incurred on the CPOC Acquisition Note payable to Kevin Hayes was $331,000 for the first nine months of 2005 as compared to only $132,000 for the first nine months of 2004 because the debt was outstanding for the five months from the date of the CPOC acquisition on May 1, 2004 to September 30, 2004, and due to an increase of 2.00% in the Northern Trust Bank prime rate..

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

Equity in income (losses) of equity method investees
The net equity in losses of equity method investments was $211,000 for the first nine months of 2005. This represents the Company’s equity in the net income (loss) of its limited partnership investments, including Ampco, Fairways 03 New Jersey, LP and Fairways Frisco. This amount included $136,000 of income from distributions received representing the Company’s share of earnings from its Fairways 03 New Jersey, LP investment compared to $156,000 for the first nine months of 2004. The Company received distributions of $113,000 from Ampco during the first nine months of 2005, of which $95,000 was recorded as income representing the Company’s investment share of Ampco earnings and $18,000 was recorded as a reduction of the Company’s investment asset in Ampco. During the first nine months of 2004, the Company received distributions of $84,000 from Ampco, of which $57,000 was recorded as income representing the Company’s investment share of Ampco earnings and $26,000 was recorded as a reduction of the Company’s investment asset in Ampco. The Company recorded equity in the net loss of Fairways Frisco of $442,000 for the first nine months of 2005.

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

Long-Term Investments
Equity method investments in limited partnerships include the Company’s investments in Ampco, Fairways 03 New Jersey, L.P. and Fairways Frisco, L.P., and none represent investments in publicly traded companies. These investments are accounted for using the equity method of accounting for investments. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations or financial policies of the limited partnerships. Distributions received by the Company are recorded as investment income on the condensed consolidated statement of operations to the extent the distribution does not exceed the Company’s proportionate share of the investee’s earnings. Distributions in excess of the Company’s proportionate share are recorded as a reduction of the Company’s investment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

10.1	Advisory Services Agreement between CRESA Capital Markets Group, LP, Fairways Equities, LLC and Ascendant Solutions, Inc. dated September 1, 2005.**

31.1	Written Statement of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q/A for the period ended September 30, 2005, by David E. Bowe as Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q/A for the period ended September 30, 2005, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 _______________________________________________
* Filed herewith.
** Incorporated herein by reference to the exhibits included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

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