Form 10-K/A
period 2004-12-31
ASCENDANT SOLUTIONS INC
filed 2006-01-19
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
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

ASCENDANT SOLUTIONS, INC.

FORM 10-K/A
(Amendment No. 1)

For the Fiscal Year Ended December 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Report”) is being filed to amend Ascendant Solutions, Inc.’s (the “Company”) Annual Report on Form 10-K filed on March 29, 2005 (the “Original Report”), for the year ended December 31, 2004. The purpose of the amendment is to amend the date of the report of Hein & Associates, LLP on the consolidated financial statements of the Company for the year ended December 31, 2004. The date is amended to include a dual date incorporating the date of the information contained in the table in paragraph 27 of Note 2, which is stated as of March 21, 2005. There were no other changes to the information contained in Item 8 of Part II of this Form 10-K/A.

The information in this Report is stated as of the date of the Original Report and does not reflect subsequent results, events or developments.  Such subsequent results, events or developments include, among others, the information and events subsequently described in our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.  For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-K/A Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

This Amendment No. 1 on Form 10-K/A only includes the amended Items below which were amended from our Original Report. This Amendment No. 1 on Form 10-K/A does not include all of the Items filed in our Original Report and should be read in conjunction with the Original Report.

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 11, 2005, except for the table in paragraph 27
of Note 2, as to which the date is March 21, 2005

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

/s/ BDO Seidman, LLP

Dallas, Texas
March 26, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ascendant Solutions, Inc.
Dallas, Texas

We have audited the accompanying consolidated statements of operations, stockholders equity and cash flows of Ascendant Solutions, Inc. (the “Company”) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Ernst & Young LLP.

Dallas, Texas
March 27, 2003

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(000's omitted, except per share amounts)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,868	$2,006
Trade accounts receivable, net of allowance for doubtful
accounts of $ 380 at December 31, 2004	6,350	-
Other receivables	161	46
Receivable from affiliates	71	52
Inventories	2,498	-
Prepaid expenses	503	125
Total current assets	11,451	2,229
Property and equipment, net	716	17
Deferred acquisition costs	-	310
Goodwill	7,299	-
Other intangible assets	758	-
Investments in limited partnerships, net	411	285
Other assets	118	-
Total assets	$20,753	2,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,633	$60
Accounts payable to affiliates	-	1
Accrued liabilities	3,161	48
Notes payable, current	461	-
Total current liabilities	5,255	109
Notes payable, long-term	12,155	-
Limited partnership and minority interests	464	209
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares--7,500,000
Issued and outstanding--none	-	-
Common stock, $0.0001 par value:
Authorized shares--50,000,000
Issued and outstanding shares--21,933,400 and
21,665,900 at December 31,2004 and 2003, respectively.	2	2
Additional paid-in capital	59,961	59,822
Deferred compensation	(78)	(46)
Accumulated deficit	(57,006)	(57,255)
Total stockholders' equity	2,879	2,523
Total liabilities and stockholders' equity	$20,753	$2,841

See accompanying notes to the Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share & per share amounts)

	Years Ended December 31,
	2004	2003	2002

Revenue:
Healthcare	$29,532	$-	$-
Real estate advisory services	9,759	505	-
	39,291	505	-
Cost of Sales:
Healthcare	19,668	-	-
Real estate advisory services	5,387	-	-
	25,055	-	-
Gross profit	14,236	505	-

Operating expenses:
Selling, general and administrative expenses	13,054	1,540	998
Non-cash stock compensation	58	-	-
Impairment charges	-	112	-
Depreciation and amortization	494	63	18
Total operating expenses	13,606	1,715	1,016
Operating income (loss)	630	(1,210)	(1,016)

Investment income	393	85	19
Interest income (expense), net	(520)	30	59
Gain (Loss) on sale of property and equipment	(32)	-	1
Income (loss) before limited partnership and	471	(1,095)	(937)
minority interest and income tax provision
Limited partnership and minority interest	56	(277)	(209)
State income tax provision	166	-	-
Net income (loss)	$249	$(818)	$(728)

Basic net income (loss) per share	$0.01	$(0.04)	$(0.03)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.03)

Shares used in computing basic net income (loss) per share	21,803,817	21,557,150	21,230,900

Shares used in computing diluted net income (loss) per share	22,389,267	21,557,150	21,230,900

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's omitted, except share amounts)

	Series A						Total
	Convertible	Comon Stock		Additional			Stockholders'
	Preferred	Class A		Paid-in	Deferred	Accumulated	Equity
	Stock	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

Balance at January 1, 2002	-	21,230,900	$2	$59,718	$-	$(55,709)	$4,011
Issuance of restricted stock to officers	-	-	-	104	(104)	-	-
Amortization of deferred compensation	-	-	-	-	23	-	23
Net loss	-	-	-	-	-	(728)	(728)
Balance at December 31, 2002	-	21,230,900	2	59,822	(81)	(56,437)	3,306
Issuance of restricted stock to officers	-	435,000	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	35	-	35
Net loss	-	-	-	-	-	(818)	(818)
Balance at December 31, 2003	$-	21,665,900	2	59,822	(46)	(57,255)	2,523
Exercise of stock options		200,000	-	49	-	-	49
Non-cash stock option compensation	-	-	-	18	-	-	18
Issuance of restricted stock to officers & directors	-	67,500	-	72	(72)	-	-
Amortization of deferred compensation	-	-	-	-	40	-	40
Net income	-	-	-	-	-	249	249
Balance at December 31, 2004	$-	21,933,400	$2	$59,961	$(78)	$(57,006)	$2,879

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net income (loss)	$ 249	$ (818)	$ (728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	260	-	-
Depreciation and amortization	494	63	18
Deferred compensation amortization	40	35	23
Non-cash stock option compensation	18	-	-
(Gain) Loss on sale of property and equipment	32	-	(1)
Impairment charges	-	112	-
Limited partnership and minority interest	56	(277)	(209)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	922	(3)	(69)
Inventories	(165)	-	-
Prepaid expenses and other assets	(103)	13	(17)
Accounts payable	16	(21)	(152)
Accrued liabilities	140	10	(80)
Net cash provided by (used in) operating activities	1,959	(886)	(1,215)

Investing Activities
Return of capital distributions	29	46	69
Proceeds from sale of property and equipment	42	-	8
Deferred acquisition costs	310	(310)	-
Net cash acquired in acquisitions	1,537	-	-
Purchases of property and equipment	(172)	(32)	(172)
Distributions to limited partners	(31)	-	-
Investment in limited partnerships	(155)	(146)	(400)
Return of investment in limited partnerships	-	145	-
Payment of acquistion liabilities	(1,350)	-	-
Purchase cost of acquisitions, net of cash acquired	(857)	-	-
Net cash used in investing activities	(647)	(297)	(495)

Financing Activities
Proceeds from exercise of common stock purchase options	49	-	-
Proceeds from sale of limited partnership interests	230	239	456
Payments on notes payable	(1,729)	-	-
Net cash (used in) provided by financing activities	(1,450)	239	456
Net decrease in cash and cash equivalents	(138)	(944)	(1,254)
Cash and cash equivalents at beginning of year	2,006	2,950	4,204
Cash and cash equivalents at end of year	$1,868	$2,006	$2,950
Supplemental Cash Flow Information
Cash paid for state income taxes	$-	$-	$-
Cash paid for interest on notes payable	$497	$-	$-

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2004	2003	2002
Net income (loss) attributable to common stockholders as reported	$249,000	$(818,000)	$(728,000)

Total stock-based employee compensation included in reported net income (loss), net of related tax effects	58,900	34,800	23,200
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(88,000)	(34,604)	(25,952)

Pro forma net income (loss)	$219,900	$(817,804)	$(730,752)

Net income (loss) per share:
Basic - as reported	$0.01	$(0.04)	$(0.03)
Basic - pro forma	$0.01	$(0.04)	$(0.03)
Diluted – as reported	$0.01	$(0.04)	$(0.03)
Diluted – pro forma	$0.01	$(0.04)	$(0.03)

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

CRESA Capital Markets Group, L.P.

In late October 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm. The Company owns 80% of Capital Markets through its 80% ownership of ASE Investments Corporation (“ASE Investments”) and its 100 % ownership of Ascendant CRESA LLC, which is the 0.1% general partner in Capital Markets. ASE Investments owns 99.9% of Capital Markets. The remaining 20% of Capital Markets and ASE Investments is owned, directly or indirectly, by Brant Bryan, Cathy Sweeney and David Stringfield, three of its principals, who are also shareholders of the Company. In connection with its formation, Capital Markets received approximately $200,000 from the issuance of limited partnership interests to CRESA Partners LLC. During the third quarter of 2003, Capital Markets received additional funding of $80,000 ($64,000 from the Company and $16,000 from the other limited partners) in the form of partner loans. These loans were repaid with interest during the fourth quarter of 2003, from the proceeds of approximately $425,000 in real estate advisory services earned by Capital Markets from the purchase and sale of a commercial office building.

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During December 2003, the Company made a capital contribution of $145,000 to Fairways 03 New Jersey, LP which, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building. In December 2003, subsequent to the closing of this transaction, the Company’s capital contribution of $145,000 was distributed back to it in full. The current lease expires in 2015, and the secured loans incurred by the partnership to fund the acquisition, which bear interest at LIBOR plus 1.75% to 2.25%, mature in 12 to 24 months. The Company received distributions of approximately $208,000 representing its share of the net rental payments, after debt service, during the year ended December 31, 2004. These distributions will vary in the future if the lease is modified or terminated, or if the terms of the loans are modified or if there is a default by the tenant.

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CRESA Partners of Orange County, L.P.

Effective May 1, 2004, the Company acquired through ASDS of Orange County, Inc. (“ASDS”), all of the issued and outstanding stock of CRESA Partners of Orange County, Inc., a California corporation f/k/a The Staubach Company - West, Inc. (“CPOC”), pursuant to the Stock Purchase Agreement dated March 23, 2004 between Kevin Hayes, the sole stockholder of CPOC (the “Seller”), and ASDS for $6.9 million, plus closing costs. CPOC is located in Newport Beach, California and provides tenant representation services to commercial and industrial users of real estate, which include strategic real estate advisory services, lease management services, facility and site acquisition and disposition advice; design, construction and development consulting; and move coordination.

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(1)
Represents a 49.5% limited partner interest in such partnership held by Fairways Frisco L.P., an entity of which Ascendant is a limited partner, and a 0.5% indirect general partner interest held by Fairways Frisco as the owner of 100% of the membership interests of one of such partnership's general partners.

(2)	Represents the right to acquire a 50% partnership interest, sharing ratio and interest in Frisco Square, Ltd.

The parties to the Master Agreement are the Fairways Group, the Frisco Square Partnerships, Cole and Mary Pat McDowell, and the remainder of the Five Star Group which is Five Star Development Co., Inc., a Texas corporation, CMP Management, LLC, a Texas limited liability company, and CMP Family Limited Partnership, a Texas limited partnership. "Frisco Square Partnerships" is a group of entities comprised of Frisco Square, Ltd. ("FSLTD"), Frisco Square B1-6 F1-11, Ltd., a Texas limited partnership, Frisco Square B1-7 F1-10, Ltd., a Texas limited partnership, and Frisco Square Properties, Ltd., a Texas limited partnership. "Fairways Group" is a group of entities comprised of Fairways Frisco, Fairways B1-6 F1-11, LLC, a Texas limited liability company, Fairways B1-7 F1-10, LLC, a Texas limited liability company, and Fairways FS Properties, LLC, a Texas limited liability company.

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Actual at March 21, 2005		Subscription Amounts
	Actual	Limited	Total	Limited
	Cash	Partnership	Investment	Partnership
	Investment	% Owned	Subscription	% Owned

Ascendant Solutions, Inc.	$750,000	16.4%	$1,000,000	16.3%
Fairways Equities, LLC [1]	1,136,000	24.8%	1,325,000	21.5%
CLB Partners [2]	250,000	5.5%	500,000	8.1%
Other non-affiliated accredited
investors	2,448,000	53.4%	3,325,000	54.1%

Total capital contributions	$4,584,000	100.0%	$6,150,000	100.0%

[1] - Fairways Equities, LLC is the general partner of Fairways Frisco and the members of
Fairways Equities, LLC, individually or through their affiliates, are limited partners
[2] - CLB Partners is a shareholder of the Company and one of its partners and co-founders,
Mr. Will Cureton is a member of the Company's Board of Directors.

The remaining unfunded subscription amount of $1,566,000 is due to Fairways Frisco on or before April 22, 2005.

3.	Unaudited Pro forma Information

Below is certain unaudited pro forma information based on historical financial information assuming the DHI and CPOC acquisitions had occurred as of January 1, 2004 and 2003:

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			(Unaudited)
	(Audited)	(Unaudited)	Pro Forma Results
	Year Ended	Pro Forma Effect	Year Ended
	December 31,	of Acquisitions	December 31

	2004
Revenue	$39,291,000	$12,413,000	$51,704,000
Net income (loss)	$249,000	$392,000	$641,000
Net income (loss) per share, basic	$0.01		$0.03
Net income (loss) per share, diluted	$0.01		$0.03

	2003
Revenue	$505,000	$51,870,000	$52,375,000
Net income (loss)	$(818,000)	$2,494,000	$1,676,000
Net income (loss) per share, basic	$(0.04)		$0.08
Net income (loss) per share, diluted	$(0.04)		$0.08

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

4.	Trade Accounts Receivable

		Real Estate
	Healthcare	Advisory	Total

Trade accounts receivable	$4,319,000	$2,411,000	$6,730,000
Less - allowance for doubtful
accounts	(380,000)	-	(380,000)
	$3,939,000	$2,411,000	$6,350,000

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

The Company’s real estate advisory services operations grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the period from May 1, 2004 (date of acquisition) to December 31, 2004, the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer combined totaling approximately $3,479,000 or 39% of its total revenue.

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Inventories

Inventories consist of the following:
	December 31	December 31
	2004	2003
Inventory-retail pharmacy	$1,498,000	$-
Inventory-infusion/homecare	480,000	-
Inventory-general retail	578,000	-
Less: Inventory reserves	(58,000)	-
	$2,498,000	$-

6.	Prepaid Expenses

Prepaid expenses consist of the following:
	December 31,	December 31,
	2004	2003

Prepaid insurance	$279,000	$125,000
Deferred tenant representation costs	200,000	-
Other prepaid expenses	24,000	-
	$503,000	$125,000

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

7.	Property and Equipment, Net

Property and equipment, net consist of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2004	2003

Computer equipment and software	3 to 5 years	$317,000	$22,000
Furniture, fixtures and equipment	5 to 7 years	336,000	9,000
Leasehold improvements	Life of Lease	321,000	-
		974,000	31,000
Less - accumulated depreciation		(258,000)	(14,000)
		$716,000	$17,000

Depreciation expense was $257,000, $63,000 and $18,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:
	December 31,	December 31,
	2004	2003

Goodwill	$7,299,000	$-
Other intangible assets:
Patient Prescriptions	544,000	-
Non-compete Agreements	450,000	-
Less - accumulated amortization	(236,000)	-
	$758,000	$-
The acquisitions of the Park Assets and CPOC have been accounted for using the purchase method of accounting and the purchase prices have been allocated as follows:
	Park Assets	CPOC

Net cash acquired	$1,396,000	$141,000
Trade accounts receivable	5,044,000	2,604,000
Inventory	2,281,000	-
Furniture, fixtures and equipment	547,000	312,000
Other assets	166,000	297,000
Patient prescriptions	544,000	-
Goodwill	-	7,299,000
Non-compete agreements	-	450,000
Accounts payable and accrued liabilites	(2,983,000)	(2,910,000)
Line of credit payable under secured $800,000
bank credit facility	-	(500,000)
Note payable to related party	-	(500,000)
Notes payable under equipment financing obligations	(23,000)	(93,000)
Allocated purchase price	$6,972,000	$7,100,000

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

9.	Investment in Limited Partnerships

Investment in limited partnerships consist of the following:
	Ownership	December 31,	December 31,
	%	2004	2003

Ampco Partners, Ltd.	10%	$256,000	$284,000
Fairways Equities LLC	20%	1,000	1,000
Frisco Square Partnerships	50%	154,000	-
		$411,000	$285,000

10.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2004	2003

Accrued real estate commissions & fees	$2,060,000	$-
Accrued payroll and related	540,000	-
Accrued expenses	220,000	33,000
Accrued rent	116,000	-
Accrued property, franchise and sales taxes	44,000	15,000
Accrued state income taxes payable	181,000	-
	$3,161,000	$48,000

11.	Notes Payable

Notes payable at December 31, 2004 were as follows:

Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$688,000

Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal of $3,084,000 due in March 2007.	3,783,000

Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal of $408,000 due in March 2007.	501,000

AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	726,000

Note payable to Kevin Hayes, prior shareholder of CRESA Partners of Orange County, Inc. (predessor to CRESA Partners of Orange County, LP, f/k/a The Staubach Company - West, Inc.)
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% (5.75% at December 31, 2004) payable monthly, principal payable quarterly from the Company's equity interest in the operating cash flow, as defined, of CRESA Partners of Orange County, LP., secured by a subordinated security interest in substantially all assets of CRESA Partners of Orange County, LP.	6,900,000

Capital lease obligations, secured by office equipment	18,000

12,616,000
Less current portion	(461,000)
$12,155,000

The aggregate maturities of notes payable for the 12 months ended December 31 are as follows:
2005	$461,000
2006	479,000
2007	11,176,000
2008	40,000
2009	460,000
Thereafter	-
$12,616,000

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank of Texas credit facility contains a borrowing base formula with which the Company must comply. If the outstanding borrowings under the facility exceed the borrowing base, the Company is obligated to make additional principal payments to reduce the outstanding borrowings. As of December 31, 2004, the Company was in compliance with this borrowing base requirement.

12.	Income Taxes

The provision (benefit) for income taxes is reconciled with the statutory rate for the years ended December 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002

Provision (benefit) computed at federal statutory rate	$141,000	$(278,000)	$(247,000)
State income taxes, net of federal tax effect	178,000	(24,000)	(32,000)
Other permanent differences	104,000	-	-
Expiration of state net operating loss carryover	267,000	60,000	-
Benefit of federal NOL utilization	(300,000)	-	-
Benefit of state NOL utilization	(26,000)	-	-
Other changes in deferred tax assets valuation allowance	(198,000)	191,000	389,000
Other	-	51,000	(110,000)

Current provision	$166,000	$-	$-

Significant components of the deferred tax asset at December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Deferred tax assets (liabilities):
Net operating loss carryforward	$17,812,000	$18,370,000	$18,157,000
Allowance for doubtful accounts	141,000	-	-
Property and equipment	(85,000)	12,000	-
Prepaid insurance	-	(6,000)	1,000
Deferred compensation	(29,000)	(17,000)	-
Other	(2,000)	-	-

Total deferred tax assets	17,837,000	18,359,000	18,158,000
Less valuation allowance	(17,837,000)	(18,359,000)	(18,158,000)

Net deferred tax assets	$-	$-	$-

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

Following is a summary of the activity of the Plan:
		Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, January 1, 2002	765,000	$2.52
Granted in 2002	1,385,000	0.24
Exercised in 2002	-	-
Canceled in 2002	(810,000)	2.37
Outstanding, December 31, 2002	1,340,000	$0.26
Granted in 2003	-	-
Exercised in 2003	-	-
Canceled in 2003	-	-
Outstanding, December 31, 2003	1,340,000	$0.26
Granted in 2004	-	-
Exercised in 2004	(200,000)	0.24
Canceled in 2004	-	-
Outstanding, December 31, 2004	1,140,000	$0.26

Additional information regarding options outstanding as of December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
		Weighted Average Remaining		Weighted Average
Exercise Price	# Outstanding	Contractual Life (Yrs.)	# Exercisable	Exercise Price
$1.00	30,000	4.20	30,000	$1.00
$0.24	1,110,000	7.20	1,088,000	$0.24
	1,140,000		1,118,000	$0.32

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

16.	Computations of Basic and Diluted Net Loss Per Common Share

	Years Ended December 31,
	2004	2003	2002

Net income (loss)	$249,000	$(818,000)	$(728,000)

Weighted average number
of shares outstanding
used in computing basic
net income (loss) per share	21,803,817	21,557,150	21,230,900
Effect of dilutive stock options and warrants	585,450	-	-
Weighted average number
of shares outstanding
used in computing diluted
net income (loss) per share	22,389,267	21,557,150	21,230,900
Basic net income (loss) per share	$0.01	$(0.04)	$(0.03)
Diluted net income (loss) per share	$0.01	$(0.04)	$(0.03)

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

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Unaudited Quarterly Financial Data for 2004 and 2003:

	March 31	June 30	Sept. 30	Dec. 31 (1)	Year Ended 2004

2004
Revenue	$1,452	$12,285	$12,084	$13,470	$39,291
Gross profit	738	4,536	4,243	4,719	14,236
Net income (loss)	(106)	214	3	138	249
Net income per share, basic	-	0.01	-	0.01	0.01
Net income per share, diluted	-	0.01	-	0.01	0.01
Weighted average shares, basic	21,666	21,733	21,883	21,933	21,804
Weighted average shares, diluted	21,666	21,925	22,419	22,600	22,389

2003 (2)
Revenue	$40	$40	$-	$425	$505
Gross profit	40	40	-	425	505
Net loss	(217)	(282)	(260)	(59)	(818)
Net loss per share, basic	(0.01)	(0.01)	(0.01)	-	(0.04)
Net loss per share, diluted	(0.01)	(0.01)	(0.01)	-	(0.04)
Weighted average shares	21,231	21,666	21,666	21,666	21,557

(1) Subsequent to December 31, 2004, the Company completed its analysis of the intangible assets created in the CPOC acquisition, which resulted in the Company allocating $450,000 of the intangible asset to non-compete agreements which are being amortized over 36 months. This resulted in a $100,000 non-cash charge recorded in the December 31, 2004 quarter for amortization of the non-compete agreements for the period from the acquisition date on May 1, 2004 through December 31, 2004.

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

Statements of operations and balance sheet data for the Company’s principal business segments for the years ended December 31, 2004 and 2003 are as follows (000’s omitted):

ASCENDANT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31

	Healthcare		Real Estate Advisory Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003

Revenue	$29,532	$-	$9,759	$505	$-	$-	$39,291	$505
Cost of sales	19,667	-	5,388	-	-	-	25,055	-
Gross profit	9,865	-	4,371	505	-	-	14,236	505

EBITDA	270	-	2,063	2	(904)	(787)	1,429	(785)
Less:
Interest Expense	297	-	247	3	(24)	(33)	520	(30)
Taxes	-	-	166	-	-	-	166	-
Depreciation & Amortization	272	-	215	2	7	61	494	63
Net Income	$(299)	$-	$1,435	$(3)	$(887)	$(815)	$249	$(818)

	December 31,

	Healthcare		Real Estate Advisory Services		Corporate and Other		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003

Total assets	$8,811	$-	$10,971	$75	$971	$2,766	$20,753	$2,841

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Park Pharmacy Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Park Pharmacy Corporation (the Company”) as of March 24, 2004 and June 30, 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from July 1, 2003 to March 24, 2004 and for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
August 27, 2004

PARK PHARMACY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	MARCH 24, 2004	JUNE 30, 2003

CURRENT ASSETS:
Cash and cash equivalents	$1,413,961	$1,045,691
Trade accounts receivable, net of allowance for doubtful accounts of $2,743,000 and $2,622,000 , respectively	5,044,374	5,098,838
Inventories	2,356,223	2,119,342
Prepaid expenses and other	149,070	409,035
Total current assets	8,963,628	8,672,906

PROPERTY AND EQUIPMENT, net	895,451	1,031,210

OTHER ASSETS	145,758	153,171
Total assets	$10,004,837	$9,857,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
Accounts payable	$5,134,825	$4,671,795
Accrued liabilities	846,525	934,006
Income taxes payable	-	16,239
Current portion of long-term obligations	23,374	14,042
Total current liabilities	6,004,724	5,636,082

LIABILITIES SUBJECT TO COMPROMISE	7,142,100	7,602,647

LONG-TERM OBLIGATIONS, net of current portion	-	26,507
Total liabilities	13,146,824	13,265,236

COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock; $.001 par value; 250,000,000 shares authorized; 2,613,498 shares issued and outstanding (liquidation preference of $10 per share, aggregating to $26,134,980)	2,614	2,614
Common stock; $.0001 par value; 750,000,000 shares authorized; 10,105,381 shares issued and outstanding	1,011	1,011
Additional paid-in capital	7,889,126	7,889,126
Accumulated deficit	(11,034,738)	(11,288,003)
Deferred compensation		(12,697)
Total stockholders’ deficit	(3,141,987)	(3,407,949)

Total liabilities and stockholders’ deficit	$10,004,837	$9,857,287

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 24, 2004, JUNE 30, 2003 AND 2002

	PERIOD FROM JULY 1, 2003 TO	YEAR ENDED JUNE 30,	YEAR ENDED JUNE 30,
	MARCH 24, 2004	2003	2002
REVENUES
Product sales and other, net	$29,485,743	$39,368,169	$43,786,161

OPERATING EXPENSES
Cost of goods sold	19,052,182	25,363,480	28,462,781
Salaries, wages and related taxes	5,349,983	7,363,813	8,941,119
Selling, general and administrative expenses	3,975,587	5,719,993	8,886,174
Depreciation and amortization	140,786	195,036	237,891
Impairment of goodwill	-	1,031,994	124,415
Total operating expenses	28,518,538	39,674,316	46,652,380
Income (loss) from operations	967,205	(306,147)	(2,866,219)
OTHER INCOME (EXPENSE)
Other income, net	125,441	121,726	126,474
Interest expense, net	(323,814)	(708,733)	(426,354)
Financing expenses	-	(25,000)	(141,677)
Total other income (expense)	(198,373)	(612,007)	(441,557)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEM AND INCOME TAXES	768,832	(918,154)	(3,307,776)

REORGANIZATION ITEM - PROFESSIONAL FEES	(515,567)	(49,000)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	253,265	(967,154)	(3,307,776)

INCOME TAX BENEFIT	-	-	94,644

INCOME (LOSS) FROM CONTINUING OPERATIONS	253,265	(967,154)	(3,213,132)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from discontinued operations	-	(759,160)	(6,946,470)
Loss on disposals	-	(5,744)	214,574
Loss from discontinued operations, net	-	(764,904)	(6,731,896)
NET INCOME (LOSS)	$253,265	$(1,732,058)	$(9,945,028)

NET INCOME (LOSS) PER COMMON SHARE - basic and diluted:
Continuing operations	$0.01	$(0.03)	$(0.09)
Discontinued operations	$-	$(0.02)	$(0.19)
Net income (loss)	$0.01	$(0.05)	$(0.28)
Weighted Average Common Shares - Basic:	36,035,430	36,035,430	36,035,430
Weighted Average Common Shares - Diluted:	36,035,430	36,035,430	36,035,430

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIODS ENDED MARCH 24, 2004, JUNE 30, 2003 AND 2002

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Deferred	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Compensation	(Deficit)

BALANCES, June 30, 2001	3,024,581	$3,025	5,719,551	$572	$7,942,054	$389,083	$(141,286)	$8,193,448

Conversions of preferred stock	(411,083)	(411)	4,110,830	411	-	-	-	-

Issuance of common stock in connection with business acquired	-	-	260,000	26	(26)	-	-	-

Deferred compensation in connection with restricted stock awards, net of forfeitures	-	-	15,000	2	7,198	-	(7,200)	-

Amortization of deferred compensation, net of forfeitures	-	-	-	-	(60,100)	-	131,558	71,458

Net loss	-	-	-	-	-	(9,945,028)	-	(9,945,028)

BALANCES, June 30, 2002	2,613,498	2,614	10,105,381	1,011	7,889,126	(9,555,945)	(16,928)	(1,680,122)

Amortization of deferred compensation, net of forfeitures	-	-	-	-	-	-	4,231	4,231

Net loss	-	-	-	-	-	(1,732,058)	-	(1,732,058)

BALANCES, June 30, 2003	2,613,498	2,614	10,105,381	1,011	7,889,126	(11,288,003)	(12,697)	(3,407,949)

Amortization of deferred compensation, net of forfeitures	-	-	-	-	-	-	12,697	12,697

Net income	-	-	-	-	-	253,265	-	253,265

BALANCES, March 24, 2004	2,613,498	$2,614	10,105,381	$1,011	$7,889,126	$(11,034,738)	$-	$(3,141,987)

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 24, 2004, JUNE 30, 2003 AND 2002
	PERIOD FROM
	JULY 1, 2003 TO	YEARS ENDED JUNE 30,
	MARCH 24, 2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$253,265	$(1,732,058)	$(9,945,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140,785	216,222	473,555
Amortization and write off of debt issuance costs	-	-	141,677
Amortization of deferred compensation	12,697	4,231	71,458
Impairment of property and equipment	5,883	-	84,160
Write-down of capitalized software costs	-	-	2,595,740
Impairment and write-off of goodwill	-	2,035,784	2,600,488
Gain on sale of business	(126,000)	-	-
(Gain) loss on disposal of discontinued operations	-	5,744	(214,574)
Deferred income taxes	-	-	331,756
Other	-	4,473	-
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade accounts receivable	54,464	976,300	2,741,529
Refundable income taxes	-	296,547	(296,547)
Inventories	(236,881)	231,433	1,385,793
Prepaid expenses and other	259,965	(30,287)	(187,995)
Other assets	7,413	(116,384)	(10,874)
Trade accounts payable	463,030	(1,189,576)	1,699,230
Accrued liabilities	(120,901)	(486,178)	227,483
Income taxes payable	-	(98,800)	(400,408)
Net cash provided by operating activities	713,720	117,451	1,297,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,910)	(58,883)	(324,635)
Proceeds from sale of property and equipment	13,000	210,000	-
Increase in software costs	-	-	(136,216)
Proceeds from sale of businesses	-	334,864	845,000
Net cash provided by (used in) investing activities	(10,910)	485,981	384,149
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	-	1,637,131	19,039,874
Repayments of notes payable and long-term debt	(334,540)	(1,361,448)	(21,854,451)
Repayments of other long-term obligations	-	(18,202)	(24,453)
Repayment of capital lease obligation	-	(269,707)	-
Net cash provided by (used in) financing activities	(334,540)	(12,226)	(2,839,030)
CHANGE IN CASH AND CASH EQUIVALENTS	368,270	591,206	(1,157,438)
CASH AND CASH EQUIVALENTS, beginning of period	1,045,691	454,485	1,611,923
CASH AND CASH EQUIVALENTS, end of period	$1,413,961	$1,045,691	$454,485

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$323,814	$409,626	$410,200
Income taxes	$-	$(296,547)	$289,200
Reorganization item - professional fees	$541,427	$110,500	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Capital lease obligations incurred in connection with equipment purchases	$-	$-	$330,868
Write-off of fully depreciated property and equipment	$-	$-	$226,026
Deferred compensation in connection with restricted stock awards	$-	$-	$7,200
Deferred compensation in connection with stock options	$-	$-	$(60,100)

See accompanying notes to these consolidated financial statements.

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

(a) - Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

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

(b) - Accounting for Reorganization
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

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) - Use of Estimates
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

(d) - Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these items.

(e) - Cash and Cash Equivalents
The Company considers short-term highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

(f) - Revenue Recognition
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

(g) - Accounts Receivable
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

(h) - Inventories
Inventories consists principally of finished goods held for resale, valued at the lower of cost, using the first-in, first-out method, or market.

(i) - Property and Equipment
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

(j) - Software Costs
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

In December 2001, the Company determined that a significant market for Internet-based healthcare systems may not emerge and it was necessary to suspend the development of the Rx-Pro software. At that time, management committed to a plan for sale of the RX-Pro software and the Company wrote down the software to its estimated fair value of $100,000 (based primarily on discussions with potential buyers). As a result, the Company recorded a loss of $2,495,740, which is included in discontinued operations for the year ended June 30, 2002. Based on the subsequent inability to complete a sale, management determined it was necessary to revise its estimate of fair value. Accordingly, the Company wrote down the carrying amount of this asset to an estimated fair value of $0 as of June 30, 2002 and recorded an additional loss of $100,000, which is included in discontinued operations.

(k) - Goodwill
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

The following table adjusts net income (loss) and earnings per share as if SFAS No. 142 had been adopted for all periods presented.

	Period From July 1, 2003 to
	March 24,	Years Ended June 30,
	2004	2003	2002

Net income (loss):
As reported - net income (loss)	$253,265	$(1,732,058)	$(9,945,028)
Add back: Goodwill amortization	-	-	232,560
As adjusted - net income (loss)	$253,265	(1,732,058)	(9,712,468)
Earnings per share:
As reported - basic and diluted	$0.01	$(0.05)	$(0.28)
Add back: Goodwill amortization	-	-	0.01
As adjusted - basic and diluted	$0.01	$(0.05)	$(0.27)

(l) - Advertising Costs
Advertising costs are expensed as incurred. Total advertising expenses were approximately $10,100, $27,300 and $190,200 for the period ended March 24, 2004, and for the fiscal years ended June 30, 2003 and 2002, respectively.

(m) - Income Taxes
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

(n) - Per Share Data
Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

(o) - Stock-Based Compensation
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

The Company’s (or its successor’s) need to raise additional financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company's ability to successfully implement business and growth strategies. The Company's performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. Please see Note 14 with respect to the Company’s emergence from bankruptcy proceedings and its concurrent recapitalization in March 2004.

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

Pharmacy Components

In December 2001, the Company closed its Raven’s and Medicine Man - Dickinson pharmacy locations. In connection with these closures, the Company recorded a gain on disposal of approximately $214,600, representing proceeds of $465,000 received from the sale of customer prescription lists reduced by the carrying amount of the net assets disposed and closure costs incurred of approximately $250,400.

The gain on disposal of Raven’s and Medicine Man - Dickinson and results of operations of these locations are included in discontinued operations in the accompanying consolidated statements of operations.

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

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information of discontinued operations is as follows:

	Years Ended June 30,
	2003	2002
Revenues:
Pharmacy components	$-	$3,346,003
Rx-Pro	102,528	122,789
Total Health Care	1,402,259	6,678,938
Total Pharmacy Supply	2,613,788	3,235,221
Total revenues	$4,118,575	$13,382,951
Income (loss) from discontinued operations:
Pharmacy components, net of income tax expense of $26,000 in 2002 and benefit of $26,000 in 2001	$-	$(614,068)
Rx-Pro, no tax effect	185,718	(3,158,511)
Total Health Care, no tax effect	(32,244)	(3,030,245)
Total Pharmacy Supply, no tax effect	(912,634)	(143,646)
	(759,160)	(6,946,470))
Gain (loss) on disposals:
Gain on disposal of pharmacy components, no tax effect	-	214,574
Loss on disposal of Rx-Pro	(23,957)	-
Loss on disposal of Total Health Care	(25,554)	-
Gain on disposal of Total Pharmacy Supply	43,767	-
	(5,744)	214,574
Income (loss) from discontinued operations, net	$(764,904)	$(6,731,896)

6.	BALANCE SHEET INFORMATION

Property and Equipment

Property and equipment consisted of the following:

	March 24,	June 30,
	2004	2003

Furniture, fixture and equipment	$812,370	$907,753
Computer equipment	350,424	383,742
Leasehold improvements	792,614	792,615
Vehicles	41,093	161,473
	1,996,501	2,245,583
Less accumulated depreciation and amortization	(1,101,050)	(1,214,373)
	$895,451	$1,031,210

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 24,	June 30,
	2004	2003

Payroll and employee benefits	$542,491	$603,283
Insurance cost	-	119,892
Deferred income	-	126,600
Legal fees	243,400	-
Sales and property taxes	46,521	66,192
Other	14,113	18,039
	$846,525	$934,006

Liabilities Subject to Compromise

Liabilities subject to compromise consisted of the following:

	March 24,	June 30,
	2004	2003

Bank of Texas, N.A. credit facility	$5,629,538	$6,090,085
Trade payables to AmerisourceBergen	1,299,010	1,299,010
Trade and other miscellaneous claims	213,552	213,552
	$7,142,100	$7,602,647

7.	CREDIT FACILITY

At June 30, 2002, the Company had a revolving line of credit and term note (“Credit Facility”) with the Bank of Texas, N.A. (the “Bank”). On July 10, 2002, the Company obtained a renewal and extension of the Credit Facility. The revised credit facility limited the Company to total borrowings of $5,778,831, incurred interest at the prime rate plus 7%, required monthly term note payments of $69,154 and was due September 30, 2002. The Credit Facility required the Company to maintain certain financial covenant ratios which the Company was not in compliance with at June 30, 2002. On August 31, 2002, the Company failed to make a scheduled principal and interest payment to the Bank, as required under the revised credit facility, and was placed in default under the loan agreement. In January 2003, the Bank agreed to modify the loan interest rate to prime plus 5% and, as authorized by the Bankruptcy Court, the Company began making monthly interest payments. In July 2003, as ordered by the Bankruptcy Court, the Company made a payment of approximately $317,000, applied to the loan principal, out of the proceeds received from the sale of Total Pharmacy Supply (Note 5). As more fully discussed in Note 14, on March 24, 2004, the Company refinanced total borrowings and accrued interest outstanding under the Credit Facility through March 2007.

At March 24, 2004 and June 30, 2003, outstanding principal balances of $5,459,020 and $5,776,385, respectively; and unpaid accrued interest of $170,518 and $313,700, respectively have been classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	March 24,	June 30
	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$1,083,800	$1,035,900
Capitalized inventory costs	88,900	117,400
Accrued expenses, reserves and other	255,700	489,500
Deferred compensation	11,900	28,400
Net operating loss carryforwards	977,500	841,200
Total deferred tax assets	2,417,800	2,512,400

Deferred tax liabilities:
Property and equipment depreciation	(37,700)	(47,900)
Net deferred tax asset	2,380,100	2,464,500
Valuation allowance	(2,380,100)	(2,464,500)
Net deferred taxes		$ $

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

Year Ended June 30,
2002
Current tax (benefit) expense:
Federal	$(400,400)
State	-
Total current	(400,400)

Deferred tax (benefit) expense:
Federal	277,215
State	28,541
Total deferred	305,756
Income tax (benefit) expense	$(94,644)

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between income tax expense (benefit) at the federal statutory rate and the Company’s effective tax rate were as follows:

	Period Ended	Years Ended June 30,
	March 24, 2004	2003	2002
Federal statutory rate	34%	34%	34%
Non-deductible goodwill amortization and impairment	- %	12%	12%
Net operating loss carryforwards	(34%)	(46%)	(47%)
Effective tax rate	- %	- %	(1%)

9.	COMMITMENTS AND CONTINGENCIES

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

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the stock options transactions is as follows:

	Number of Options	Weighted Average Exercise Price

Balance, June 30, 2001	5,836,832	$0.75
Granted	3,258,000	$0.46
Exercised	-	$-
Canceled or expired	(4,717,500)	$0.74

Balance, June 30, 2002	4,377,332	$0.54

The following table summarizes information about options outstanding as of June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Less than $0.75	2,568,000	3.9	$0.39	1,563,668	0.34
$0.75	1,809,332	3.1	$0.75	983,446	0.75
	4,377,332	3.5	$0.54	2,547,114	$0.50

The weighted average fair value at the date of grant of options granted under the Plan were as follows:

Year Ended June 30,
2002
Options with exercise price less than market price	$-
Options with exercise price equal to market price	$0.29
Options with exercise price greater than market price	$0.08

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

Year Ended June 30,
2002
Net loss:
as reported	$(9,945,028)
Pro forma	$(10,371,873)

Net loss per share:
as reported - basic and diluted	$(0.28)
Pro forma - basic and diluted	$(0.29)

The fair values of stock options granted during fiscal year 2002 were estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	118%
Interest rate	2.25%
Dividend yield	-%
Expected life	2 years

11.	Earnings Per Share

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

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:
	Period From July 1, 2003 to March 24,	Years Ended June 30,
	2004	2003	2002
Numerator:
Income (loss) from continuing operations	$253,265	$(967,154)	$(3,213,132)
Loss from discontinued operations	$-	$(764,904)	$(6,731,896)

Net income (loss)	$253,265	$(1,732,058)	$(9,945,028)
Denominator:
Weighted average common shares:
Common shares outstanding	8,784,037	8,784,037	8,784,037
Common share equivalents of Series A Preferred Stock	27,251,393	27,251,393	27,251,393
Basic weighted average shares	36,035,430	36,035,430	36,035,430
Effect of dilutive securities:
Employee stock options	-	-	-
Diluted weighted average common shares	36,035,430	36,035,430	36,035,430
Income (loss) per share - basic and diluted:
Continuing operations	$0.01	$(0.03)	$(0.09)
Discontinued operations	$-	$(0.02)	$(0.19)
Net income (loss)	$0.01	$(0.05)	$(0.28)

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

PARK PHARMACY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized segment information is as follows:
	Period From July 1, 2003 to March 24,	Years Ended June 30,
	2004	2003	2002
Segment Revenues:
Pharmacy	20,182,800	$28,933,600	$31,166,000
Infusion	9,302,900	10,434,600	12,620,200
Total segment revenues	$29,485,700	$39,368,200	$43,786,200

Segment Earnings (Loss):
Pharmacy	$1,056,500	$885,300	$354,800
Infusion (a)	1,034,400	670,900 (a)	(503,300)
Total segment earnings (loss)	$2,090,900	$1,556,200	$(148,500))

Corporate expenses	(1,387,500)	(1,594,400)	(2,240,000)
Interest and financing expense, net	(323,800)	(734,000)	(568,000)
Depreciation and amortization	(126,300)	(195,000)	(351,300)

Net income (loss) before income taxes	$253,300	$(967,100)	$(3,307,800)

Segment Depreciation and Amortization:
Pharmacy	$59,700	$87,900	$215,900
Infusion	48,300	61,600	96,400
Total segment depreciation and amortization	108,000	149,500	312,300

Corporate	18,300	45,500	39,000
Total depreciation and amortization	$126,300	$195,000	$351,300

a
Included in the results of the Infusion segment for the years ended June 30, 2003 and 2002 is approximately $1,032,000 related to impairment of goodwill associated with the Company’s Park Infusion pharmacies.

	March 24,	Years Ended June 30,
	2004	2003	2002

Segment Assets
Pharmacy	$4,676,100	$5,179,600	$6,017,500
Infusion	4,205,500	3,746,500	3,700,700
Total segment assets	$8,881,600	$8,926,100	$9,718,200

Discontinued RX-Pro	$-	$-	$469,300
Discontinued non-drug segment	-	-	573,700
Corporate	1,123,200	931,200	863,000
Goodwill and other intangible assets, net			2,035,800
Total assets	$10,004,800	$9,857,300	$13,660,000

14.	SUBSEQUENT EVENTS

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

In connection with the acquisition of the Park Assets, DHI entered into a three-year supply agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”) pursuant to which DHI agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement also provided DHI with pricing and payment terms that are improved from those previously provided to the Company by AmerisourceBergen. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000. AmerisourceBergen was also a creditor of the Company and certain of its operating non-debtor subsidiaries. In connection with the Chapter 11 bankruptcy proceeding (see Note 1), AmerisourceBergen agreed to accept a cash payment of approximately $1,100,000 and a promissory note in the amount of approximately $750,000 payable by DHI as complete satisfaction of approximately $5,400,000 in past-due trade payables previously owing to AmerisourceBergen. The promissory note is payable in monthly installments of $6,329 (using a 15-year amortization schedule and 6% interest rate) with a final payment of $576,000 due in March 2009.

***************

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Staubach Company - West, Inc.
Newport Beach, California

We have audited the accompanying balance sheets of The Staubach Company - West, Inc. (the “Company”) as of December 31, 2003 and 2002 and the related statements of income, stockholder’s deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Staubach Company - West, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas
June 30, 2004

THE STAUBACH COMPANY - WEST, INC.
BALANCE SHEETS
	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$362,688	$1,072,135
Accounts receivable	2,551,116	884,917
Related party receivables	15,534	295,909
Deferred expenses	128,420	128 110
Prepaid expenses	-	51,663

Total current assets	3,057,758	2,432,734

Property, plant and equipment, at cost:
Computer equipment and software	367,347	344,860
Automobiles and trucks	58,386	81,176
Furniture and fixtures	447,105	404,470
Leasehold improvements	41,122	33,929
	913,960	864,435
Less - accumulated depreciation	(503,673)	(341,452)
	410,287	522,983
Non-current assets
Other assets	90,810	73,468
	$3,558,855	$3,029,185

Liabilities and Stockholder's Deficit
Current liabilities
Line of credit	$-	$655,000
Accounts payable	978,009	1,222,078
Accrued expenses	2,658,949	1,258,407
Current portion of long-term debt and capital lease obligations	132,234	217,136
Total current liabilities	3,769,192	3,352,621

Long-term debt and capital lease obligations, net of current portion	34,324	177,487

Stockholder's deficit:
Common stock, $1.00 par value 250 shares, authorized issued and outstanding	250	250
Additional paid-in capital	1,850,739	1,850,739
Accumulated deficit	(2,095,650)	(2,351,912)

	(244,661)	(500,923)
	$3,558,855	$3,029,185

See accompanying notes to financial statements.

THE STAUBACH COMPANY - WEST, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002

Net Revenues	$14,436,202	$11,629,143

Cost of Revenues	8,710,136	7,235,779

License Fees	1,671,041	1,330,757

Gross Profit	4,055,025	3,062,607

Selling, General and Administrative Expenses	2,970,945	2,791,729

Income (Loss) from Operations	1,084,080	270,878

Other Income (Expense):
Interest expense, net	(35,080)	(45,384)
Gain (loss) on disposal	(16,296)	(87,920)
	(51,376)	(133,304)

Income before Provision for Franchise Tax	1,032,704	137,574

Provision for Franchise Tax	24,000	2,100

Net Income	$1,008,704	$135,474

See accompanying notes to financial statements.

THE STAUBACH COMPANY - WEST, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2002	250	$250	$1,850,739	$(2,340,667)	$(489,678)

Net income	-	-	-	135,474	135,474

Dividends paid	-	-	-	(146,719)	(146,719)

Balance, December 31, 2002	250	250	1,850,739	(2,351,912)	(500,923)

Net income	-	-	-	1,008,704	1,008,704

Dividends paid	-	-	-	(752,442)	(752,442)

Balance, December 31, 2003	250	$250	$1,850,739	$(2,095,650)	$(244,661)

See accompanying notes to financial statements.

THE STAUBACH COMPANY - WEST, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2003	2002

Cash Flows from Operating Activities:
Net income	$1,008,704	$135,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	167,102	137,311
(Gain) loss on disposal of property	16,296	87,920
Changes in assets and liabilities:
Accounts receivable	(1,666,199)	30,591
Related party receivables	280,375	(116,419)
Deferred expenses	(310)	28,961
Prepaid expenses	51,663	(45,959)
Other assets	(17,342)	(42,880)
Accounts payable	(244,069)	478,960
Accrued expenses	1,400,542	(300,279)
Net cash provided by (used in) operating activities	996,762	393,680

Cash Flows from Investing Activities:
Cash payments for the purchase of property	(88,252)	(279,176)
Cash proceeds from the sale of assets, net	60,000	10,000
Net cash used in investing activities	(28,252)	(269,176)

Cash Flows from Financing Activities:
Borrowings from line of credit	-	1,010,000
Payments on line of credit	(655,000)	(706,982)
Dividends to stockholder	(752,442)	(146,719)
Increase in long-term debt	-	-
Payments on capital leases	(37,733)	(74,290)
Payments on long-term debt	(232,782)	(185,615)
Net cash (used in) provided by financing activities	(1,677,957)	(103,606)

Net increase (decrease) in cash and cash equivalents	(709,447)	20,898
Cash and Cash Equivalents, beginning of period	1,072,135	1,051,237
Cash and Cash Equivalents, end of period	$362,688	$1,072,135
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$35,080	$45,384
Franchise tax	$24,000	$-
Non-cash activity:
Assets under capital lease	$-	$52,002
Purchase of automobile	$42,450	$71,176

See accompanying notes to financial statements.

THE STAUBACH COMPANY - WEST, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Company Formation and Operations - The Staubach Company -West, Inc. (the “Company”) was incorporated under the laws of California in July 1993 as a C-corporation. Subsequently, S-corporation status was granted. The Company operates a tenant representation services business. These services include a range of consulting services for commercial and industrial users of real estate, including facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination, and strategic real estate advisory services (collectively, "Tenant Representation Services").

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

Revenue Recognition - Revenue is recognized when the tenant lease contract is signed by all appropriate parties and as the following consulting services are provided; facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company maintains balances in excess of the $100,000 federally insured limit. However, it restricts temporary cash investments to financial institutions with a high credit standing.

The Company grants credit to customers of various sizes throughout the United States. The majority of the Company's sales are within California.

For the years ended December 31, 2003 and 2002, the Company derived revenues in excess of ten percent from one customer totaling approximately $2,606,000 and $1,529,000, respectively. Total receivables outstanding at December 31, 2003 and 2002 related to this customer totaled approximately $314,000 and $42,000, respectively.

Deferred expenses - The Company defers direct costs associated with its tenant representation services until such time a lease is signed between the tenant and landlord. Upon execution of a signed lease, the Company expenses 50 percent of these direct costs associated with the transaction, with the balance being paid by the individual broker through a reduction in the commission earned. The Company regularly reviews these direct costs and expenses such costs related to canceled or unlikely to be completed transactions.

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments an increase in the allowance might be required.

Property Plant and Equipment - The Company provides for depreciation based on the estimated useful lives of depreciable assets using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. Estimated useful lives are as follows:

Computer equipment and software	3-5 years
Automobiles and trucks	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Life of lease

THE STAUBACH COMPANY - WEST, INC.
NOTES TO FINANCIAL STATEMENTS

Depreciation expense was $167,102 and $137,311 for the years ended December 31, 2003 and 2002, respectively.
Advertising Costs - Advertising costs are expensed as incurred. Advertising expense totaled $175,596 and $205,455 for the years ended December 31, 2003 and 2002, respectively.
Income Taxes - The Company is an S Corporation under the Internal Revenue Code and in accordance with California conformity legislation. As an S Corporation, the Company's taxable income flows to the stockholder's individual federal and state income tax returns. The financial statements reflect the State of California's 1.5 percent S Corporation franchise tax on taxable income. Taxable income is based on financial statement income adjusted for certain differences in income and expense recognition for income tax reporting purposes versus financial reporting purposes. Currently there are no significant differences between the Company’s net income and its taxable income.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents.

2.	Line of Credit

The Company maintains an $800,000 line of credit with Northern Trust Bank. The bank maintains a security interest in substantially all of the Company's assets as collateral on the line. Interest accrues at the prime rate plus 0.25% (4.25% at December 31, 2003). The line of credit provides for borrowings equal to 60% of defined accounts receivable and is personally guaranteed by the Company's sole stockholder. Borrowings on the line of credit are evidenced as a note payable and classified as current.

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:
	December 31,
	2003	2002
Note payable to Northern Trust Bank is due July 2004, with interest at the prime plus 0.50%, (4.50% at December 31, 2003). Principal payments of $13,889 and interest are due monthly. The note is secured by substantially all of the assets of the Company and is guaranteed personally by the sole stockholder	$83,333	$250,000

6.75% automobile installment note, with principal and interest payments of $1,400 due monthly through August 2007 and secured by the vehicle itself	-	66,115

4.5% note payable to Company’s stockholder, interest calculated monthly, principal and unpaid interest due August 2004	-	-

Automobile installment note, with principal only payments of $987 due monthly through July 2007 and secured by the vehicle itself	42,450	-

Capital lease obligations with interest rates ranging from 10.5% to 16.5%, secured by office equipment, maturing through 2005	40,775	78,508

	166,558	394,623
Less current portion	(132,234)	(217,136)

Long-term portion	$34,324	$177,487

Future principal payments on long-term debt and capital lease obligations at December 31, 2003 are as follows:

2004	$132,234
2005	15,566
2006	11,846
2007	6,912
$166,558
4.	Commitments

The Company conducts its operations from leased facilities. The Company also leases office furniture and equipment to be used in its daily operations. The following is a schedule of future minimum rentals under capital and non-cancelable operating leases as of December 31, 2003:

	Operating	Capital
	Leases	Leases
2004	$517,264	$40,274
2005	535,765	3,809
2006	554,212	-
2007	574,065	-
2008	594,892	-
Thereafter	1,069,754	-
	$3,845,952	44,083
Less amount representing interest		3,308
Net present value of future minimum lease payments		$40,775

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

During May 2004, all of the Company's issued and outstanding stock was acquired by ASDS of Orange County, Inc., a wholly owned special purpose subsidiary of Ascendant Solutions, Inc. In connection with this acquisition and concurrent recapitalization, the Company changed its name to CRESA Partners of Orange County, LP in May 2004.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements and Supplementary Data” under Part II, Item 8 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

2.
All other schedules are omitted because they are not applicable or the required information is included in the Company’s Consolidated Financial Statements or Notes thereto included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

3.
Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the certifications are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 19, 2006.

ASCENDANT SOLUTIONS, INC.

By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 19th day of January 2006, below by the following persons on behalf of the registrant and in the capacities indicated.

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

10.13	Amended Promissory Note of CRESA Partners of Orange County, Inc. dated August 12, 2004, payable to the order of Kevin J. Hayes (Exhibit 10.1) (9)
10.14	Restricted Stock Agreement dated October 18, 2004, between Ascendant Solutions, Inc. and Gary W. Boyd (Exhibit 1.01) (10)
10.15	Master Agreement Regarding Frisco Square Partnerships dated December 31, 2004 (Exhibit 10.1) (11)
10.16	Participation Agreement between Ascendant Solutions, Inc. and Fairways Partners, LLC dated August 2003 (12)
10.17	Restricted Stock Agreement dated June 25, 2004, between Ascendant Solutions, Inc. and Anthony J. LeVecchio(12)
10.18	Amended and Restated Agreement of Limited Partnership of Fairways Frisco, L.P. effective December 30, 2004(12)
21.1	Subsidiaries of Ascendant Solutions, Inc.(12)
23.1	Consent of Hein & Associates, LLP *
23.2	Consent of BDO Seidman, LLP *
23.3	Consent of Ernst and Young, LLP*
31.1	Written Statement of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2004, by David Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2
Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2004, by Gary Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Certificate of Incorporation for Orange County Acquisition Corp. (Exhibit 99.1) (8)

99.2	Certificate of Ownership and Merger of Staubach Company - West, Inc. into Orange Co. (Exhibit 99.2) (8)
99.3	Table reflecting certain ownership after giving effect to the transactions contemplated by the Master Agreement. (Exhibit 99.1) (11)

(1)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 23, 2000.

(2)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K/A filed July 21, 2004.

(3)	Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form S-1, File No. 333-85983.

(4)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

(5)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed December 11, 2003.

(6)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed March 29, 2004.

(7)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the period ended June 30, 2004.

(9)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the period ended September 30, 2004.

(10)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 19, 2004.

(11)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed January 7, 2005.

(12)	Incorporated by reference to the exhibits included in our Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed on March 29, 2005.

*	Filed herewith