Form 10-K
period 2005-12-31
ASCENDANT SOLUTIONS INC
filed 2006-04-13
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐   Accelerated filer  ☐   Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price for the registrant’s common stock on the OTC Bulletin Board on June 30, 2005, the last trading date of registrant's most recently completed second fiscal quarter was approximately $14,874,000.

At March 21, 2006, 22,396,809 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 24, 2006 are incorporated by reference into Part III.

ASCENDANT SOLUTIONS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2005

PART I.

ITEM 1. BUSINESS

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risks Related to Our Business,” and “Other Risks”, as well as elsewhere in this Annual Report on Form 10-K.

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

The following is a summary of our identifiable business segments, consolidated subsidiaries and their related business activities:
Business Segment	Subsidiaries	Principal Business Activity
Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare products and services provided through retail pharmacies, including specialty compounding pharmacy services

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc. and ASE Investments Corporation	Corporate administration, principal real estate and investments not included in other segments

During 2002, we made our first investments, and we have continued to make additional investments and acquisitions throughout 2003, 2004 and 2005. A summary of our investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%
August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%
October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%
November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%
March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and infusion therapy centers	100%
April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	24.75%
May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%
December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	14%

These transactions and the business activity of our business segments are discussed in more detail below under “Description of Business Segments”. Also, certain of these transactions involved related parties or affiliates as more fully described in Note 18 of the Ascendant Consolidated Financial Statements.

Below is a summary of our investment portfolio performance by segment on a cash basis through December 31, 2005:

	Cumulative Cash	Cumulative Realized Cash	Cumulative Realized Cash
Segment	Investments	Returns	Return %

Healthcare	$1,500,000	$814,000	54%
Real Estate Advisory Services	64,000	1,020,000	1,594%
Corporate & Other	1,992,000	1,868,000	94%

	$3,556,000	$3,702,000	104%

We face all of the risks of a business with limited capital, the special risks inherent in the acquisition, or involvement in each of our particular new business opportunities and the added risks associated with the management of diverse businesses. There can be no assurances that our current or future investments or acquisitions will produce cash results similar to those shown in the table above.

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

We will continue to look for acquisition opportunities, however, our current cash resources are limited and we will be required to expend significant executive time to assist the management of our acquired businesses. We will continue seeking to (1) most effectively deploy our remaining cash, debt capacity (if any) and (2) capitalize on the experience and contacts of our officers and directors.

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

Description of Business Segments

Healthcare Segment

Dougherty’s Holdings, Inc.

Description of Acquisition

On March 24, 2004, we acquired, through a newly formed, wholly-owned subsidiary Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the First Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code Proposed by Park Pharmacy Corporation Inc. and the Company (the "Joint Plan") and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy had been operating as a debtor in possession since December 2, 2002. The purchased assets included all of the cash and certain other assets of Park Pharmacy and all equity interests of the following entities (each directly or indirectly wholly-owned by Park Pharmacy): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

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

The table below shows the balances of the debt assumed at the time of acquisition and as of December 31, 2005:

	Balance at	Principal	Balance at
	Acquisition	Payments	December 31, 2005

Bank of Texas Credit Facility	$5,579,000	($ 1,120,000)	$4,459,000
AmerisourceBergen Note	750,000	(57,000)	693,000
Total debt assumed	$6,329,000	($ 1,177,000)	$5,152,000

Description of Business

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

Discontinued Operations - Park InfusionCare

Park InfusionCare is a specialty pharmacy company which specializes in full service home infusion therapy offering full nursing and pharmacy services for home infusion therapies. The infusion therapies include antibiotics, total parenteral nutrition, intravenous immunoglobulin and other intravenous therapies. The primary business referral sources include case managers from hospitals, insurance carriers as well as doctors, home health agencies and nursing homes. Park InfusionCare has three offices located in Dallas, Houston and San Antonio. Park InfusionCare’s business territory includes most of South, Central and East Texas. All three offices have infusion suites located in each office for the convenience of our clientele. The Dallas and San Antonio offices have been in business for over 10 years whereas the Houston office began operations in January 2003.

On November 3, 2005, the Company issued a press release announcing that the board of directors of DHI committed to a plan to explore strategic alternatives for its infusion therapy business, Park InfusionCare. DHI has retained the services of The Braff Group, a financial advisor, to assist in exploring strategic alternatives for Park InfusionCare. Neither the timing nor the benefits of a strategic transaction for Park InfusionCare, if any, can be determined at this time, and the Company can give no assurance that any strategic transaction will occur.

Real Estate Advisory Services Segment

CRESA Capital Markets Group, L.P.

In 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Kevin Hayes, Chairman of our consolidated subsidiary CRESA Partners of Orange County, LP, also serves as the Chief Executive Officer of CRESA Partners, LLC.

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

We own 80% of Capital Markets through our 80% ownership of ASE Investments Corporation (“ASE Investments”) and our 100 % ownership of Ascendant CRESA LLC, which is the 0.1% general partner in Capital Markets. ASE Investments owns the 99.9% limited partnership interest of Capital Markets. The remaining 20% of Capital Markets and ASE Investments is owned, directly or indirectly, by Brant Bryan, Cathy Sweeney and David Stringfield, who are principals in Capital Markets and shareholders in the Company.

Effective September 1, 2005, Capital Markets entered into an advisory services agreement with Fairways Equities whereby Fairways Equities will provide all of the professional and administrative services required by Capital Markets. In exchange, Capital Markets will pay Fairways Equities an administrative fee of 25% of gross revenues and a compensation fee of 40% of gross revenues, as compensation to the principals working on the transaction that generated the corresponding revenues. Under the terms of the agreement, Fairways Equities assumed all of the administrative expenses, including payroll, of CRESA Capital Markets. Fairways Equities will only receive payments under the agreement if its principals close a real estate capital markets advisory transaction that generates revenue for Capital Markets. The impact of this agreement on Capital Markets is that it will have no administrative expenses or cash requirements unless it closes a revenue generating transaction. The principals in Capital Markets are also the four members of Fairways Equities. During the year ended December 31, 2005, Capital Markets paid approximately $233,000 of compensation fees to Fairways Equities under the advisory services agreement.

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

Pursuant to the terms of the Stock Purchase Agreement, the purchase price was paid pursuant to the terms of a $6.9 million promissory note (the “Acquisition Note”) payable to the Seller. The Acquisition Note is secured by a pledge of all of the personal property of CPOC, bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum, with principal generally payable quarterly in arrears over a three year period from the excess cash flow of ASDS, as defined, and is guaranteed by the Company. The then outstanding principal balance of the Acquisition Note is payable in full on May 1, 2007.

The purchase price is subject to adjustment downward (by an amount not to exceed $1.9 million) to reflect the operating results of CPOC during the four year period ending December 31, 2007 if CPOC’s revenues are less than an aggregate of $34.0 million during such period. From the date of acquisition on May 1, 2004 through December 31, 2005, CPOC’s cumulative revenues were $22,034,000.

Following the acquisition of CPOC, ASDS contributed the assets and liabilities of CPOC to CRESA Partners of Orange County, LP (the “Operating LP”) that is owned jointly by (i) CRESA Partners-Hayes, Inc., a California corporation f/k/a The Staubach Company of California, Inc. that is the general partner of the Operating LP (the “General Partner”), (ii) ASDS, a limited partner of the Operating LP, (iii) the Seller, a limited partner of the Operating LP, and (iv) a Delaware limited liability company controlled by the management and key employees of CPOC that is a limited partner of the Operating LP (the “MGMT LLC”). The General Partner is controlled by the management and key employees of CPOC. ASDS is entitled to receive 99% of the profits of the Operating LP until such time as ASDS has received cumulative distributions from the Operating LP equal to the Purchase Price plus a preferential return of approximately $1.7 million (total distributions equal to $8.6 million), at which time the allocation of the profits of the Operating LP shall become: 79.9% to MGMT LLC, 10% to ASDS, 10% to the Seller and 0.1% to the General Partner. The following is a summary of distributions received by ASDS from the Operating LP and the use of those distributions:

	Year Ended December 31, 2005	Acquisition Date to December 31, 2004	Total Distributions

Interest payments on Acquisition Note	$480,000	$211,000	$691,000
Principal payments on Acquisition Note	718,000	-	$718,000
Total distributions received	$1,198,000	$211,000	$1,409,000

The table below shows the balances of the debt assumed at the time of acquisition and as of December 31, 2005:

	Balance at	Principal	Balance at
	Acquisition	Payments	December 31, 2005

Acquisition Note	$6,900,000	($ 718,000)	$6,182,000
Line of credit & note payable to related party	1,000,000	(1,000,000)	-
Total debt assumed	$7,900,000	($ 1,718,000)	$6,182,000

In connection with the acquisition of CPOC, the Company was entitled to receive a structuring fee of $690,000, plus interest thereon, of which $230,000 was paid at closing and $230,000 was paid on May 1, 2005. The remainder of $230,000, plus interest thereon is payable on May 1, 2006. The structuring fee has been eliminated in the consolidation of the Company with CPOC and the Operating LP in the consolidated financial statements of the Company.

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

Strategic Planning - includes defining corporate goals, analysis of market and trends, demographic and labor studies, operating expense audits and formulation of strategic options
Tenant Representation - management of tenant lease acquisitions and renewals, building purchases, and negotiations on behalf of tenant clients
Business and Economic Incentives - includes identification of incentive opportunities, cost/benefit analysis, negotiation of incentives, documentation and implementation of incentive strategies and ongoing administration of incentive packages
Compliance Audits - operating expense and lease compliance audits designed to minimize tenant costs that are not in compliance with negotiated lease terms
Project Management - management of various projects including building evaluation, space use plans, architect selection, development management and cost forecasts
Financing & Capital Markets - advisory services related to sale/leaseback transactions, purchase financing, real estate debt restructuring and real estate debt sourcing
Lease Portfolio Management - provides systems to manage client lease transactions and real estate portfolios including information tracking, workflow management, document management and portfolio reporting

CPOC competes on a local and national level with other real estate services firms that provide similar services, including Trammell Crow, Cushman & Wakefield, CB Richard Ellis, Voit Commercial, Grubb & Ellis and Lee & Associates.

The table below summarizes CPOC’s transaction activity for the period from the date of acquisition on May 1, 2004 to December 31, 2004 and for the year ended December 31, 2005:

	Year Ended December 31, 2005		Acquisition Date to December 31, 2004
	No. of Transactions	Approximate Transaction Value	No. of Transactions	Approximate Transaction Value
Revenue		$13,176,000		$8,858,000
Lease transactions	229	$432 million	200	$335 million
Real estate sales transactions	10	$44 million	7	$25 million
Project management transactions	50	$79 million	60	$45 million

Corporate and Other Segment

Our Corporate and Other Segment includes our corporate and administrative activities as well as other investments that are not included in the Healthcare or Real estate advisory services segments. Our corporate and administrative activities include finance and accounting, insurance and risk management, review of investment opportunities and other advisory services to our subsidiaries and affiliates. We receive a management fee from certain of our subsidiaries in exchange for these services. During the year ended December 31, 2005, we received approximately $315,000 of management fees, which have been eliminated in the consolidated financial statements contained herein. We also receive periodic dividends from one of our subsidiaries, which amounted to $112,000 in 2005 and which have also been eliminated in consolidation.

Other investments which are not included in the Healthcare or Real estate advisory services segments are described below.

Ampco Partners, Ltd.

In 2002, we invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. We receive quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense, or EBITDA. Our investment in Ampco is accounted for under the equity method. We recognize our proportionate share of Ampco’s net income, as “Equity in income (losses) of equity method investees” in the consolidated statements of operations. If we receive distributions in excess of our equity in earnings, they are accounted for as a reduction of our investment in Ampco.

Our distributions from Ampco for the years ending December 31 are as follows, and management is not aware of any factors that would materially change such distributions going forward:

	2005	2004	2003
Equity in income (losses) of equity method investees	$100,000	$82,000	$66,000
Return of capital	14,000	29,000	46,000

Total distributions received	$114,000	$111,000	$112,000

Fairways Equities, LLC

During the fourth quarter of 2003, we entered into a participation agreement (the “Participation Agreement”) with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and Brant Bryan, Cathy Sweeney and David Stringfield who are principals of Capital Markets and shareholders of the Company (“Fairways Members”), pursuant to which we will receive up to 20% of the profits realized by Fairways in connection with certain real estate acquisitions made by Fairways. Additionally, we will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways, through our 80% owned subsidiary, ASE Investments. Our profit participation with Fairways is subject to modification or termination by Fairways at the end of 2005 in the event that the aggregate level of cash flow (as defined in the Participation Agreement) generated by our acquired operating entities has not reached $2 million for the twelve months ended December 31, 2005. For the twelve months ended December 31, 2005, the Company did not meet this cash flow requirement and there has been no action taken by the Fairways Members to terminate the Participation Agreement. The Company is currently negotiating with the Fairways Members to modify the Participation Agreement, however, there can be no assurances that a mutually acceptable modification can be reached. We are unable to determine what real estate Fairways, may acquire or the cost, type, location, or other specifics about such real estate. There can be no assurances that we will be able to generate the required cash flow to continue in the Participation Agreement after 2005, or that Fairways will be able to acquire additional real estate assets, that we will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments. We do not have an investment in Fairways, but rather a profits interest through our Participation Agreement.

Fairways 03 New Jersey, LP

During December 2003, we made a capital contribution of $145,000 to Fairways 03 New Jersey, LP (“Fairways NJ”) which, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building.

In December 2003, subsequent to the closing of this transaction, our capital contribution of $145,000 was distributed back to us. The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, is being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations & warranties under the sale agreement. The balance of the escrow account, if any, is expected to be released in December 2006. Since the date of the property interest acquisition, the Company has received cumulative cash distributions of approximately $1,280,000 on its initial investment of $145,000 in Fairways NJ.

Fairways 36864, LP

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

Fairways Frisco, LP

On December 31, 2004, Fairways Frisco, L.P. (Fairways Frisco) acquired certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (the “Properties”) in the Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to a Master Agreement Regarding Frisco Square Partnerships (“Master Agreement”). Frisco Square is planned to include approximately 4 million developed square feet, including retail, offices, multi-family and municipal space.

The parties to the Master Agreement were the Fairways Group, the Frisco Square Partnerships, Cole and Mary Pat McDowell, and the remainder of the Five Star Group which is Five Star Development Co., Inc., a Texas corporation, CMP Management, LLC, a Texas limited liability company, and CMP Family Limited Partnership, a Texas limited partnership. "Frisco Square Partnerships" is a group of entities comprised of Frisco Square, Ltd. ("FSLTD"), Frisco Square B1-6 F1-11, Ltd., a Texas limited partnership, Frisco Square B1-7 F1-10, Ltd., a Texas limited partnership, and Frisco Square Properties, Ltd., a Texas limited partnership. "Fairways Group" is a group of entities comprised of Fairways Frisco, Fairways B1-6 F1-11, LLC, a Texas limited liability company, Fairways B1-7 F1-10, LLC, a Texas limited liability company, and Fairways FS Properties, LLC, a Texas limited liability company.

As further described herein, the Company holds a limited partnership interest in Fairways Frisco. The Company is not involved in the development or management of Frisco Square, rather it is solely a limited partner. The Company has invested $1,219,000 of cash into Fairways Frisco and holds a 14% limited partnership interest as of December 31, 2005. The Company was the initial contributing limited partner to Fairways Frisco and thus initially owned more than its current 14% limited partnership interest. However, as additional limited partners have made contributions, the Company’s interest has declined. The Company has made no additional capital contributions subsequent to December 31, 2005. However, Fairways Frisco is expected to request additional capital contributions from the limited partners. At present, the Company does not intend to fund any additional capital requested from Fairways Frisco. The Company expects its limited partnership interest will be reduced further as additional limited partner contributions are received and the Company does not fund its limited partnership share of such capital contributions into Fairways Frisco.  Fairways Frisco made a capital call for $1.9 million in February 2006, which was not funded by the Company and thus will dilute the Company’s limited partnership interest to approximately 11%.

The table below summarizes the Frisco Square property partnerships as of December 31, 2005 and their respective appraised values and bank debt outstanding (the appraisals were performed by an independent third-party appraiser):

		(In millions)
Frisco Square Partnerships	Property	Appraised Value	Bank Debt	Net Appraised Value

Frisco Square B1-6 F1-11, Ltd.	155,000 sf apartments/retail	$ 20.4	$ 17.5	$ 2.9
Frisco Square B1-7 F1-10, Ltd.	61,400 sf office/retail	15.6	8.9	6.7
Frisco Square Properties, Ltd.	2.1 acres/undeveloped lots	3.2	2.7	0.5
Frisco Square Land, Ltd.	48.7 acres/undeveloped land	49.7	22.0	27.7

Total		$ 88.9	$ 51.1	$ 37.8

Fairways Frisco’s share of the Net Appraised Value in the table above would be approximately $29.4 million based upon the distribution terms and preferences in the Frisco Square Partnerships partnership agreements. The Company’s share of this amount would be approximately $4.0 million based on its ownership of 14% of the limited partnership interests at December 31, 2005, which would be reduced to approximately $3.3 million as a result of the February 2006 capital call which was not funded by the Company.  The Net Appraised Value in the table above is based on an appraisal provided annually to its partners by the Frisco Square Partnerships pursuant to their partnership agreements. There can be no assurance that the real property held by the Frisco Square Partnerships could be sold at the Net Appraised Value. The marketability and value of each property will depend upon many factors beyond our control and beyond the control of the Frisco Square Partnerships. Since investments in real property are generally illiquid, there is no assurance that there will be a market for the Frisco Square Partnerships properties. Furthermore, our partnership interest in Fairways Frisco is illiquid and represents a minority interest in Fairways Frisco, which may or may not be valued according to the liquidation value of the Frisco Square Partnerships.

On April 15, 2005, the parties to the Master Agreement agreed to terminate the Master Agreement effective as of April 15, 2005. In connection with the termination of the Master Agreement, the Frisco Square Partnerships were amended such that Fairways Frisco owns, either directly or indirectly, 60% of the Frisco Square Partnerships. The remaining 40% is owned by CMP Family Limited Partnership (“CMP”), which is controlled by Cole McDowell. CMP’s partnership interest is subject to further reduction and dilution as discussed below. Under the terms of the amended Frisco Square Partnerships, Fairways Frisco also has a first priority distribution preference of $5.5 million, and it will receive its pro-rata partnership interest of the next $9.5 million of distributions from the Frisco Square Partnerships. After $15 million of distributions have been made, Fairways Frisco’s interest in the Cash Flow of the Frisco Square Partnerships, as defined in the partnership agreements, will become 80% and CMP’s interest will become 20%.

Furthermore, Fairways Frisco’s partnership interest in the Frisco Square Partnerships may be increased up to 85% if certain capital call and limited partner capital loan provisions are not met by CMP. If Fairways Frisco’s partnership interest in the Frisco Square Partnerships is increased in the future, the Company’s indirect interest in the Frisco Square Partnerships would also increase on a pro-rata basis with its investment in Fairways Frisco. During the year ended December 31, 2005, CMP met the capital loan provisions by providing a $400,000 cash loan as required under the partnership agreement. Subsequent to December 31, 2005, an additional $400,000 capital loan request due from CMP was funded as required. Accordingly, Fairways Frisco’s partnership interest remains at 60%.

Under the terms of the amended Frisco Square Partnerships agreements, Fairways Equities, LLC ("FEL") is now the sole general partner of the Frisco Square Partnerships and controls all operating activities, financing activities and development activities for the Frisco Square Partnerships.

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

The Company has not guaranteed any of the debt of the Frisco Square Partnerships or Fairways Frisco, L.P. The Company is not involved with any management, financing or other operating activities of the Frisco Square Partnerships or Fairways Frisco. However, in May 2005, the Company entered into an agreement with FEL, pursuant to which the Company is entitled to receive 25% of the fees paid to FEL pursuant to the Fairways Frisco partnership agreement. These fees, including a monthly management fee, represent compensation to the Company for supplying resources to execute the initial transaction with the Frisco Square Partnerships in December 2004. During the year ended December 31, 2005, the Company received fees allocated from FEL of $64,000 under this agreement.

On April 6, 2006, CMP delivered an offer to the Fairways Group to purchase 100% of the Fairways Group’s interests, pursuant to the buy/sell provisions of the various partnership agreements. The offer of $79 million, before repayment of the Fairways Group’s debts, requires the Fairways Group to respond within 60 days to the offer, electing to either accept the offer, or to buy CMP’s interests based on the same valuation. Once the Fairways Group responds, the selected buyer (either the Fairways Group or CMP) will be required to close the purchase of the other partner interest within 60 days. Pursuant to the partnership agreements, financing of the purchase may be structured with a 20% cash payment and the balance payable in four equal installments annually, with interest at the prime rate plus 2% payable quarterly. As of the date of this report, the Fairways Group had not responded to CMP’s offer.  The Company is not a direct party to the buy/sell provisions described above.  However, the Company’s aggregate share of this offer amount would be approximately $2.3 million over four years, assuming distribution of the sale proceeds based on its ownership of 11% of the limited partnership interests subsequent to the February 2006 capital call which the Company did not fund.

Employees

We had the following full time and part-time employees as of December 31, 2005:

Business Segment	Employees
Healthcare	155
Real estate advisory services	22
Corporate and other	3
Total Employees	180

In addition to our own employees, we use from time to time, and are dependent upon, various outside consultants or contractors to perform various support services including, legal and accounting. The total Healthcare segment employees above include 59 employees of Park InfusionCare, which is reported by the Company as a discontinued operation.

Available Information

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the United States Securities and Exchange Commission. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available on our website (www.ascendantsolutions.com), free of charge, as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. These filings are also available on the Securities and Exchange Commission's web site at www.sec.gov. In addition, you may read and copy any documents we file at the Securities and Exchange Commission’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the regional offices of the Securities and Exchange Commission located at 233 Broadway, New York, New York 10279, and at 175 West Jackson Blvd., Suite 900, Chicago, Illinois 60604. You may obtain information on the operation of the Securities and Exchange Commission’s public reference room in Washington, D.C. by calling the Securities and Exchange Commission at 1-800-SEC-0330.

ITEM 1A. RISKS RELATED TO OUR BUSINESS

We have limited funds and may require additional financing.

We have very limited funds, and such funds may not be adequate to take advantage of available business opportunities or fund the ones that we have acquired. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a more definitive and specific need for additional financing. Our access to capital is more limited since our stock is no longer traded on the NASDAQ National Market, since there is limited trading activity in our stock, since we incurred significant debt as a result of our acquisitions in 2004, and since expect to incur additional debt in order to acquire entities in the future. In addition, one of our subsidiaries has committed to use commercially reasonable efforts to replace the loan facilities associated with the acquisition of the Park Assets, which could impair our ability to locate capital for other needs. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our existing capital.

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

In 2005, DHI accounted for approximately 68% of our revenue. In the future, one or more of our subsidiaries may continue to account for a significant percentage of our revenue. The reliance on any of these subsidiaries for a significant percentage of our revenue and their subsequent failure could negatively affect our results of operations.

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

At December 31, 2005, we had accumulated approximately $51 million of federal net operating loss carryforwards and approximately $21 million of state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

The carryforwards, if not fully utilized, will expire from 2018 to 2024. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of our net operating loss carryforwards that may be used to offset taxable income. We believe that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, we believe that utilization of the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an “ownership change” is based upon a factual determination of the value of our stock on such date. If the “ownership change” was determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, a second “ownership change” may occur in the future as a result of future changes in the ownership of our stock, including our issuance of stock in connection with our acquisition of a business. A second “ownership change” would result in Code Section 382 limiting our deduction of our future net operating loss carryforwards.

Our results of operations are difficult to predict.

Although we generated net income of $65,000 and $249,000 for the years ended December 31, 2005 and 2004 respectively, we have historically incurred net operating losses. The Company experienced net losses of approximately $818,000 and $728,000 for the years ended December 31, 2003 and 2002, respectively. There can be no assurance that we will continue to achieve profitability in the future.

RISKS SPECIFIC TO OUR OPERATING SUBSIDIARIES

Dougherty’s Holdings, Inc.

We may not be able to enter into a successful transaction to sell or otherwise dispose of our Park InfusionCare business.

On November 3, 2005, we issued a press release announcing that the board of directors of DHI committed to a plan to explore strategic alternatives for its infusion therapy business, Park InfusionCare. DHI has retained the services of The Braff Group to assist in exploring strategic alternatives for Park InfusionCare. Neither the timing nor the benefits of a strategic transaction for Park InfusionCare, if any, can be determined at this time, and the Company can give no assurance that any strategic transaction will occur. If we are unable to successfully complete a sale of Park InfusionCare, our working capital position will be adversely affected.

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

Collectibility of accounts receivable.

DHI’s failure to maintain its controls and processes over billing and collecting, or the deterioration of the financial condition of its payors, could have a significant negative impact on its results of operations and financial condition.  The collection of accounts receivable is one of DHI’s most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. Further some of DHI’s payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. There can be no assurance that DHI will be able to maintain its current levels of collectibility and days sales outstanding in future periods. If DHI is unable to properly bill and collect its accounts receivable, its results will be adversely affected.

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

Our long term supply agreement with AmerisourceBergen provides us with pricing and credit terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy Corporation. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and to maintain certain minimum dollar monthly purchases. If we are unable to satisfy minimum monthly purchase requirements of $900,000, we may be required to purchase our pharmaceutical products on less favorable pricing and credit terms. For the year ended December 31, 2005, we purchased over $23,159,000 of our pharmaceutical products from Amerisource Bergen, of which $3,484,000 relates to our Park InfusionCare subsidiary currently classified as a discontinued operation.

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

During 2005 and 2004, a significant amount of our real estate advisory services segment revenue was generated from transactions originating in California. As a result of the geographic concentrations in California, the continuation of the economic downturn in the California commercial real estate markets and in the local economies in Orange County area could further harm our results of operations.

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

Our principal stockholders, officers and directors, and affiliates beneficially own approximately 53% of our Common Stock. As a result, such persons may have the ability to control and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

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

We may be subject to litigation in the future.

We may be subject to future litigation or claims in the normal course of business, with or without merit. These claims may result in substantial costs and divert management’s attention and resources, which may seriously harm our business, prospects, financial condition and results of operations and may also harm our reputation, all of which may have a material adverse effect on our ability to pursue various strategic and financial alternatives as well as have a material adverse effect on our stock price. We may be unable to pay expenses or liabilities that may arise out of any possible legal claims.

ITEM 2. PROPERTIES

The physical properties used by the Company and its significant business segments are summarized below:

Business Segment	Property Type	Owned/Leased	Approximate Sq Ft.
Healthcare	Corporate offices, retail pharmacies and infusion therapy centers	Leased	36,544
Real estate advisory services	Corporate offices	Leased	22,173
Corporate and other	Corporate offices	Leased	5,069

The Healthcare segment properties above include 17,079 square feet used by Park InfusionCare, which is reported by the Company as a discontinued operation.

Mr. James C. Leslie, the Company’s Chairman, controls, and Mr. Will Cureton, one of our directors, is indirectly a limited partner in the entity that owns the building in which the corporate office space is sub-leased by Ascendant and DHI. Also, through August 2005, Capital Markets paid rent for office space in the same building to an entity controlled by Mr. Leslie. We consider all of these leases to be at market terms for comparable space in the same building. During the years ended December 31, 2005, 2004 and 2003, Ascendant and Capital Markets paid rent of approximately $26,000, $67,200 and $45,000 directly to an entity controlled by Mr. Leslie. The remaining rent expense paid by Ascendant and DHI is paid under sublease agreements with an unrelated third party, and approximates $13,000 monthly. We also incur certain shared office costs with an entity controlled by Mr. Leslie, which gives rise to reimbursements from us to that entity. These costs were approximately $24,300, $22,800 and $3,400 in 2005, 2004 and 2003, respectively.

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, we filed our opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On September 8, 2004, the Fifth Circuit granted plaintiffs’ petition for permission to appeal the denial of class certification. On August 23, 2005, the Fifth Circuit affirmed the district court’s denial of class certification, The Company settled the lead plaintiffs’ remaining individual claims for a confidential amount, which was paid by the Company’s directors' and officers' insurance carrier. Accordingly, the district court entered a final judgment dismissing the claims with prejudice on February 24, 2006.

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

Fiscal year 2004:	High	Low
First quarter*	$1.95	$0.30
Second quarter*	1.70	0.71
Third quarter*	1.65	0.85
Fourth quarter*	1.35	0.75

Fiscal year 2005:
First quarter*	$1.43	$0.85
Second quarter*	1.77	1.20
Third quarter*	1.40	0.70
Fourth quarter*	0.93	0.51

*These quotations represent high and low bid prices for our stock as reported by the OTCBB and Pink Sheets.

On March 31, 2006, the last reported sale price of our common stock on the OTCBB was $0.70 per share.

At March 31, 2006, there were approximately 2,700 registered and beneficial holders of record of our common stock.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price for the registrant’s common stock on the OTC Bulletin Board on June 30, 2005, the last trading date of registrant's most recently completed second fiscal quarter was approximately $14,874,000.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to such statements and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K, including the discussion therein of changes in our business under “Overview.” The consolidated statements of operations data and the consolidated balance sheet data are derived from our audited consolidated financial statements.
	(in thousands, except per share data)
	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenues	$43,788	$31,625	$505	$-	$2,284
Cost of revenues	30,164	21,572	-	-	2,242
Gross profit	13,624	10,053	505	-	42
Operating expenses:
Selling, general and administrative expenses	12,093	9,431	1,540	998	10,068
Impairment charges	-	-	112	-	5,892
Depreciation and amortization	611	443	63	18	2,158
Total operating expenses	12,704	9,874	1,715	1,016	18,118
Operating income (loss)	920	179	(1,210)	(1,016)	(18,076)
Gain (loss) on disposal of assets	(1)	(32)	-	1	95
Equity in income (losses) of equity method investees	675	374	85	19	-
Other income	73	19	-	-	-
Interest income (expense), net	(658)	(405)	30	59	364
Minority interest	(50)	(56)	277	209	-
Income tax provision	(241)	(166)	-	-	-
Income (loss) from continuing operations	718	(87)	(818)	(728)	(17,617)
Income (loss) from discontinued operations	(653)	336	-	-	-
Net income (loss)	$65	$249	$(818)	$(728)	$(17,617)

Net income (loss) attributable to common shareholders	$65	$249	$(818)	$(728)	$(17,617)
Basic net income (loss) per share from:
Continuing operations	$0.03	*	$(0.04)	$(0.03)	$(0.83)
Discontinued operations	$(0.03)	$0.02	$-	$-	$-
	$0.00	$0.01	$(0.04)	$(0.03)	$(0.83)
Diluted net income (loss) per share
Continuing operations	$0.03	*	$(0.04)	$0.03	$0.83
Discontinued operations	$(0.03)	$0.02	$-	$-	$-
	$0.00	$0.01	$(0.04)	$(0.03)	$(0.83)
* Less than $0.01 per share
Average common shares outstanding, basic	22,007	21,804	21,557	21,231	21,231
Average common shares outstanding, diluted	22,878	22,389	21,557	21,231	21,231

	2005	2004	2003	2002	2001
Balance Sheet Data
Cash and cash equivalents	$3,216	$1,867	$2,006	$2,950	$4,204
Working capital	3,539	4,320	2,120	3,063	4,000
Assets held available for sale	2,207	2,626	-	-	-
Total assets	21,998	20,753	2,841	3,673	4,361
Liabilities related to assets held available for sale	2,897	2,271	-	-	-
Long-term debt (including current maturities)	10,235	10,634	-	-	-
Stockholders' equity	3,073	2,879	2,523	3,306	4,011

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

Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Risks Related to Our Business,” “Risks Specific to Operating Subsidiaries,” and “Other Risks.”  These risks and uncertainties include, but are not limited to, (a) the following general risks: our limited funds and risks of not obtaining additional funds, certain of our subsidiaries are highly leveraged, potential difficulties in integrating and managing our subsidiaries, our dependence upon management, our dependence upon a small staff, certain subsidiaries accounting for a significant percentage of revenue, unforeseen acquisition costs, the potential for future leveraged acquisitions, restrictions on the use of net operating loss carryforwards, and the difficulty in predicting operations; (b) the following risks to Dougherty’s Holdings, Inc.: potential problems that may arise in selling the Park InfusionCare business, extensive regulation of the pharmacy business, the competitive nature of the retail pharmacy industry, third party payor attempts to reduce reimbursement rates, difficulty in collecting accounts receivable, dependence upon a single pharmaceutical products supplier, price increases as a result of our potential failure to maintain sufficient pharmaceutical sales, shortages in qualified employees, and liability risks inherent in the pharmaceutical industry; (c) the following risks to CRESA Partners of Orange County, L.P.: the size of our competitors, our concentration on the southern California real estate market, the variance of financial results among quarters, the inability to retain senior management and/or attract and retain qualified employees, the regulatory and compliance requirements of the real estate brokerage industry and the risks of failing to comply with such requirements, and the potential liabilities that arise from our real estate brokerage activities; (d) the following risks to our investments in real estate: our dependence on tenants for lease revenues, the risks inherent in real estate development activities, the general economic conditions of areas in which we focus our real estate development activities, the risks of natural disasters, the illiquidity of real estate investments; and (e) the following other risks: a majority of our common stock is beneficially owned by our principal stockholders, officers and directors, relationships and transactions with related parties, our stock is not traded on NASDAQ or a national securities exchange, effect of penny stock regulations, and litigation.

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

OVERVIEW
Our company has undergone a series of fundamental changes in the past three years, and as a result, our management believes that year-to-year comparisons of our past results are not meaningful as a basis for evaluating our future prospects.

During 2002 - 2005, we made investments and/or acquisitions, which are more fully described herein in Item 1, Business of Part 1 and in the Notes to the Ascendant Consolidated Financial Statements also included herein.

There is no assurance that we will be able to successfully operate these acquired businesses or that we will be able to successfully acquire or develop continue to add one or more additional business enterprises in the future.

We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

•	the matters discussed under the section titled “Risks Related to our Business” and “Risks Specific to Operating Subsidiaries” below;
•	our ability to profitably operate our acquisitions of the Park Assets and CPOC and to pay the principal and interest on the significant debt incurred to make these acquisitions;
•	our ability to sell Park InfusionCare, as further discussed herein;
•	our success with the investments in, and operations of, Ampco, Capital Markets, Fairways Frisco and our participation in other Fairways transactions, if any;
•	our ability to successfully defend outstanding litigation;
•	fluctuations in general interest rates;
•	the availability and cost of capital to us;
•	the existence and amount of unforeseen acquisition costs; and
•	our ability to locate and successfully acquire or develop one or more additional business enterprises.

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

Discontinued Operations

In September 2005, the Company determined that it would exit the home infusion therapy business, which operated as part of its healthcare segment under the name Park InfusionCare. This will allow DHI to devote undivided focus on its primary business, independent specialty retail pharmacies. In connection therewith, the Company retained The Braff Group, a financial advisor, to assist in marketing Park InfusionCare for sale. The financial advisor is currently in discussions with various interested buyers. The Company can provide no assurance that it will be able to find a buyer for Park InfusionCare, or to the extent a buyer is found, that a transaction on terms acceptable or favorable to the Company will be consummated. The Company has accounted for Park InfusionCare as a discontinued operation since the third quarter of 2005.

Comparison of Discontinued Operations Results for the Year Ended December 31, 2005 to the Year Ended December 31, 2004

	Years Ended December 31,
	2005	2004

Income (loss) from discontinued operations:
Infusion therapy revenue	$9,071,000	$7,666,000
Cost of sales	4,558,000	3,483,000
Gross profit	4,513,000	4,183,000

Selling, general and administrative expenses	4,898,000	3,680,000
Depreciation and amortization	41,000	51,000
Interest expense, net	105,000	116,000
Other income	108,000	-
Charges related to discontinuance	230,000	-
Income (loss) from discontinued operations	$(653,000)	$336,000

The results for the year ended December 31, 2004 reflect the results of Park InfusionCare from the date of acquisition on March 24, 2004 to December 31, 2004, whereas the 2005 results are comprised of the full twelve months ending December 31, 2005.

The gross profit as a percentage of revenue declined from 54.6% in 2004 to 49.8% in 2005. The decline in gross profit percentage is due primarily to increases in wholesale drug prices and a change in the mix of revenue to lower margin therapies. The decline in interest expense is due to a decrease in the revolving bank debt allocated to Park InfusionCare due to a decline in its overall borrowing base.

Charges related to discontinuance represent an accrual for retention bonuses to be paid to key employees upon the sale of Park InfusionCare. As of December 31, 2005, none of these accrued amounts has been paid. Other income in 2005 represents amounts received from third party payors which were not billed as infusion therapy revenue.

RESULTS OF CONTINUING OPERATIONS (Amounts exclude discontinued operations for all periods presented)

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004 (000’s omitted).
	Years Ended December 31,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$29,957	$21,866	$8,091	$13,831	$9,759	$4,072
Cost of Sales	21,959	16,185	5,774	8,205	5,387	2,818
Gross Profit	7,998	5,681	2,317	5,626	4,372	1,254
Operating expenses	8,204	6,136	2,068	3,343	2,479	864
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	9	19	(10)	-	-	-
Interest income (expense), net	(225)	(182)	(43)	(444)	(247)	(197)
Gain (loss) on sale of equipment	-	(17)	17	(1)	(15)	14
Minority interests	-	-	-	(37)	(29)	(8)
Income tax provision	-	-	-	(209)	(166)	(43)
Income from continuing operations	$(422)	$(635)	$213	$1,592	$1,436	$156
Plus:
Interest (income) expense, net	$225	$182	$43	$444	$247	$197
Income tax provision	-	-	-	209	166	43
Depreciation & Amortization	291	220	71	304	216	88
EBITDA from continuing operations	$94	$(233)	$327	$2,549	$2,065	$484

	Years Ended December 31,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2005	2004	Change	2005	2004	Change

Revenue	$-	$-	$-	$43,788	$31,625	$12,163
Cost of Sales	-	-	-	30,164	21,572	8,592
Gross Profit	-	-	-	13,624	10,053	3,571
Operating expenses	1,157	1,259	(102)	12,704	9,874	2,830
Equity in income (losses) of equity method investees	675	374	301	675	374	301
Other income	64	-	64	73	19	54
Interest income (expense), net	11	24	(13)	(658)	(405)	(253)
Gain (loss) on sale of equipment	-	-	-	(1)	(32)	31
Minority interests	(13)	(27)	14	(50)	(56)	6
Income tax provision	(32)	-	(32)	(241)	(166)	(75)
Income from continuing operations	$(452)	$(888)	$436	$718	$(87)	$805
Plus:
Interest (income) expense, net	$(11)	$(24)	$13	$658	$405	$253
Income tax provision	32	-	32	241	166	75
Depreciation & Amortization	16	7	9	611	443	168
EBITDA from continuing operations	$(415)	$(905)	$490	$2,228	$927	$1,301

Healthcare

Revenue
Revenue increased $8,091,000 during the year ended December 31, 2005 to $29,957,000. The increase is due to increased pharmacy sales at Dougherty’s Pharmacy in 2005 as a result of increased pricing for prescription drug sales as well as increased front end merchandise sales subsequent to the remodeling of Dougherty’s Pharmacy. The increase is also due to the fact that 2004 results are reflected for the period from the date of acquisition on March 24, 2004 to December 31, 2004, as compared to a full twelve months in 2005.

Cost of Sales
Cost of sales was $21,959,000 for the year ended December 31, 2005, representing 73.3% of revenue. Cost of sales was 74.0% of sales in 2004. The decline in cost of sales as a percentage of revenue in 2005 is due to an increased mix of generic prescriptions as compared to brand name drugs, along with improved merchandising and purchasing in the front end of the pharmacies. Dougherty’s Pharmacy was remodeled in 2005, which contributed to increased sales of front end merchandise, which carry a higher gross margin than prescription drug sales. Cost of sales includes all direct costs related to the sale of products in pharmacies. The increase of $5,774,000 in cost of sales for the year ended December 31, 2005 is due primarily to the inclusion of DHI’s cost of sales for the period from the date of acquisition on March 25, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Operating Expenses
Operating expenses increased $2,068,000 for the year ended December 31, 2005 to $8,204,000. Operating expenses represented 27.4% of revenue in 2005 as compared to 28.1% of revenue in 2004. The decrease in operating expenses as a percentage of revenue is due primarily to increased pharmacy revenues combined with smaller increases in fixed operating expenses. The overall dollar increase in operating expenses is due primarily to the inclusion of DHI’s operating expenses, including amortization of Patient Prescriptions, for the period from the date of acquisition on March 25, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Interest Income (Expense), Net
Interest expense, net is comprised of interest expense related to the debt assumed as part of the acquisition of the Park Assets by DHI. Interest expense, net was $182,000 for the year ended December 31, 2004, as compared to $225,000 for the year ended December 31, 2005. Interest expense on DHI’s revolving bank debt is fixed at six percent per annum. For the year ended December 31, 2005, interest expense, net increased due to inclusion of the DHI results for the period from the date of acquisition on March 25, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Real estate advisory services

Revenue
Revenue increased $4,072,000 from $ 9,759,000 in 2004 to $13,831,000 during the year ended December 31, 2005. The following are included in real estate advisory services revenue for the year ended December 31, 2005 (i) fee revenue earned by CPOC of $13,176,000 and (ii) fee revenue earned by CRESA Capital Markets of $655,000. The increase over 2004 revenue is due primarily to the inclusion of CPOC’s revenue for the period from the date of acquisition on May 1, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Cost of Revenue
Cost of revenue was $8,205,000 for the year ended December 31, 2005, representing 59.3% of revenue. Cost of revenue was $5,387,000 or 55.2% of revenue in 2004. The overall increase in cost of revenue as a percentage of revenue is due to increased commission and referral fee costs. Cost of revenue includes all direct costs, including broker commissions, incurred in connection with a real estate advisory transaction. The increase of $2,818,000 in cost of revenue for the year ended December 31, 2004 is due primarily to the inclusion of CPOC’s cost of revenue for the period from the date of acquisition on May 1, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Operating Expenses
Operating expenses increased $864,000 from $2,479,000 to $3,343,000 for the year ended December 31, 2005. This increase includes a decrease of $151,000 in selling, general and administrative expenses at Capital Markets due to decreased professional bonuses due to lower transaction revenues. The increase also includes an increase of $926,000 for CPOC due to the inclusion of CPOC’s operating expenses for the period from the date of acquisition on May 1, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Interest Income (Expense), Net
Interest expense, net is comprised of interest expense related to the debt assumed as part of the CPOC acquisition. Interest expense, net was $444,000 in 2005 as compared to $247,000 for the year ended December 31, 2004. The increase is partially due to an increase in the prime rate from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. The CPOC acquisition note payable bears interest at the Northern Trust Bank prime rate plus 0.50%. The remainder of the increase in interest expense is due to the inclusion of CPOC’s interest expense for the period from the date of acquisition on May 1, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Corporate and other

Operating Expenses
Operating expenses for the year ended December 31, 2005 were $1,157,000, or a decrease of $102,000 over the year ended December 31, 2004. The decrease is primarily a result of decreased costs for legal and accounting due to the additional activity generated by our acquisitions of the Park Assets and CPOC in 2004. Operating expenses of $1,157,000 includes payroll and benefits of $515,000; legal expense of $111,000; insurance expense of $178,000; audit and accounting expense of $83,000; SEC, transfer agent and other professional fees of $89,000; and other selling, general and administrative expenses of $181,000.

Equity in Income (Losses) of Equity Method Investees
Equity in income (losses) of equity method investees increased $301,000 from $374,000 during the year ended December 31, 2004 to $675,000 for the year ended December 31, 2005. Equity in income (losses) of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the income (losses) of Ampco Partners, Ltd., Fairways 03 New Jersey, L.P., Fairways 36864, L.P. and Fairways Frisco, LP as follows:

	Years Ended December 31,
	2005	2004

Ampco Partners, Ltd.	$100,000	$82,000
Fairways 03 New Jersey, LP	1,112,000	208,000
Fairways 36864, L.P.	-	84,000
Fairways Frisco, L.P.	(537,000)	-
	$675,000	$374,000

The equity in earnings of Fairways NJ of $1,112,000 is comprised of earnings from its interest in the leasing of a single tenant commercial building and a gain on the sale of that building in 2005. Of this total, $951,000 was received is cash distributions in 2005. The remaining amount is expected to be received in cash as described below. The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, is being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations & warranties under the sale agreement. The balance of the escrow account, if any, is expected to be released in December 2006.

The equity in losses of Fairways Frisco of $537,000 represents our share of the net loss of Fairways Frisco for the year ended December 31, 2005. We made our initial investment in Fairways Frisco on December 31, 2004, and accordingly no equity in income (losses) of Fairways Frisco was recorded in 2004. This amount is a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

The equity in income of Fairways 36864, L.P. of $84,000 for the year ended December 31, 2004 was due to a gain on the sale of two single tenant commercial properties in which we had an investment through ASE Investments. This investment is no longer outstanding. See Item I, “Business” of Part I for more information.

Other Income
Other income in 2005 represents the receipt of $64,000 from Fairways Equities, LLC under an agreement whereby the Company receives 25% of certain fees earned by FEL.

Income tax provision
Income tax provision of $32,000 in 2005 represents federal alternative minimum taxes owed by the Company. Based on the Company’s differences in income in various legal entities and its temporary differences between taxable income and book income, there was no income tax provision recorded for 2004. The Company’s net operating loss carryforwards are limited to usage of 90% of alternative minimum taxable income, and therefore it will be required to pay alternative minimum tax on 10% of its alternative minimum taxable income at a statutory tax rate of 20%.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003 (000’s omitted).

	Years Ended December 31,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2004	2003	Change	2004	2003	Change

Revenue	$21,866	$-	$21,866	$9,759	$505	$9,254
Cost of Sales	16,185	-	16,185	5,387	-	5,387
Gross Profit	5,681	-	5,681	4,372	505	3,867
Operating expenses	6,136	-	6,136	2,479	506	1,973
Equity in income (losses) of equity method investees	-	-	-	-		-
Other income	19	-	19	-		-
Interest income (expense), net	(182)	-	(182)	(247)	(3)	(244)
Gain (loss) on sale of equipment	(17)	-	(17)	(15)	-	(15)
Minority interests	-	-	-	(29)	1	(30)
Income tax provision	-	-	-	(166)	-	(166)
Income from continuing operations	$(635)	$-	$(635)	$1,436	$(3)	$1,439
Plus:
Interest (income) expense, net	$182	$-	$182	$247	$3	$244
Income tax provision	-	-	-	166	-	166
Depreciation & Amortization	220	-	220	216	2	214

EBITDA from continuing operations	$(233)	$-	$(233)	$2,065	$2	$2,063

	Years Ended December 31,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2004	2003	Change	2004	2003	Change

Revenue	$-	$-	$-	$31,625	$505	$31,120
Cost of Sales	-	-	-	21,572	-	21,572
Gross Profit	-	-	-	10,053	505	9,548
Operating expenses	1,259	1,209	50	9,874	1,715	8,159
Equity in income (losses) of equity method investees	374	85	289	374	85	289
Other income	-	-	-	19	-	19
Interest income (expense), net	24	33	(9)	(405)	30	(435)
Gain (loss) on sale of equipment	-	-	-	(32)	-	(32)
Minority interests	(27)	276	(303)	(56)	277	(333)
Income tax provision	-	-	-	(166)	-	(166)
Income from continuing operations	$(888)	$(815)	$(73)	$(87)	$(818)	$731
Plus:
Interest (income) expense, net	$(24)	$(33)	$9	$405	($30)	$435
Income tax provision	-	-	-	166	-	166
Depreciation & Amortization	7	61	(54)	443	63	380

EBITDA from continuing operations	$(905)	$(787)	$(118)	$927	$(785)	$1,712

Healthcare

Revenue
Revenue increased $21,866,000 during the year ended December 31, 2004. The increase over 2003 revenue is due primarily to the inclusion of DHI’s revenue since March 25, 2004.

Cost of Sales
Cost of sales was $16,185,000 for the year ended December 31, 2004, representing 74% of revenue. Cost of sales includes all direct costs related to the sale of products in pharmacies. The increase of $16,185,000 in cost of sales for the year ended December 31, 2004 is due primarily to the inclusion of DHI’s cost of sales since March 25, 2004.

Operating Expenses
Operating Expenses increased $6,136,000 for the year ended December 31, 2004. This increase is comprised of an increase of $5,916,000 in selling, general and administrative expenses and an increase of $220,000 in depreciation and amortization. Depreciation and amortization includes $136,000 of amortization for intangible assets recorded in connection with the acquisition of the Park Assets. The increase in operating expenses is due primarily to the inclusion of DHI’s operating expenses, including amortization of Patient Prescriptions, since March 25, 2004.

Other Income
Other income increased $19,000 for the year ended December 31, 2004 due to the inclusion of DHI’s results since March 25, 2004.

Interest Income (Expense), Net
Interest expense, net is comprised of interest expense related to the debt assumed as part of the acquisition of the Park Assets by DHI. Interest expense, net was $182,000 for the year ended December 31, 2004. For the year ended December 31, 2004, interest expense, net increased $182,000 due to inclusion of the DHI results since March 25, 2004.

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

Corporate and other

Operating Expenses
Operating expenses for the year ended December 31, 2004 were $1,259,000, or an increase of $50,000 over the year ended December 31, 2003. The increase is primarily a result of increased costs for legal, accounting, insurance and salaries due to the additional business activity generated by our acquisitions of the Park Assets and CPOC. Operating expenses of $1,258,000 includes payroll and benefits of $327,000; legal expense of $241,000; insurance expense of $ 182,000; audit and accounting expense of $170,000; SEC, transfer agent and other professional fees of $120,000; non-cash stock compensation expense of $40,000; and other selling, general and administrative expenses of $178,000.

Equity in Income (Losses) of Equity Method Investees
Equity in income (losses) of equity method investees increased $289,000 to $374,000 during the year ended December 31, 2004. The increase is a result of income received from our investment in Fairways 03 New Jersey LP of $208,000 during the year ended December 31, 2004. Equity in income (losses) of equity method investees also includes $82,000 of income recorded from our pro rata share of Ampco’s earnings for the year ended December 31, 2004. Equity in income (losses) of equity method investees also increased $84,000 for the year ended December 31, 2004 due to a gain on the sale of two single tenant commercial properties in which we had an investment through ASE Investments. See Item I, “Business” of Part I for more information.

Interest Income (Expense), Net
Interest income (expense), net decreased from $33,000 to $24,000 during the year ended December 31, 2004 due to decreased interest earned on lower excess cash balances as compared to the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had working capital of approximately $3.5 million as compared to approximately $4.3 million at December 31, 2004. The decrease includes a $1,045,000 decrease in working capital related to the discontinued operations of Park InfusionCare. The decrease is offset by positive changes in working capital from the real estate advisory services segment and distributions received from the Company’s investment in Fairways NJ.

As of December 31, 2005, we had cash and cash equivalents of approximately $3.2 million compared to approximately $1.9 million as of December 31, 2004.

Our future capital needs are uncertain. Although management projects positive cash flow after debt service based on anticipated operations of our acquired businesses, there can be no assurances that this will occur. If the Company does not generate the necessary cash flow, the Company will need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Cash from Financing Activities

Dougherty’s Holdings, Inc.
During the year ended December 31, 2005, DHI made principal payments on its notes payable of $556,000, and it made no new borrowings under its bank credit facility.

ASDS of Orange County, Inc.
During the year ended December 31, 2005, ASDS of Orange County, Inc. (“ASDS”) made principal payments of $718,000 on its Acquisition Note Payable to Kevin Hayes. There were no new borrowings during the year ended December 31, 2005 by either ASDS or CPOC.

In connection with the acquisition of CPOC, the Company was entitled to receive a structuring fee of $690,000, plus interest thereon, of which $230,000 was paid at closing and $230,000 was paid on May 1, 2005. The remainder of $230,000, plus interest thereon is payable on May 1, 2006. The structuring fee has been eliminated in the consolidation of the Company with CPOC and the Operating LP in the consolidated financial statements of the Company.

Cash Flow

During the year ended December 31, 2005 we had positive cash flow of approximately $1,349,000. Cash flow provided from operating activities for the year ended December 31, 2005 was $4,308,000, while cash used in investing activities was $1,671,000 and cash used in financing activities was $1,288,000. The cash used in investing activities was primarily for purchases of property & equipment and investments in Fairways Frisco. The cash used in financing activities was primarily related to payments on the acquisition debt for DHI and CPOC.

Through December 31, 2005, we have invested approximately $1.22 million in Fairways Frisco. In September 2005, the Company borrowed $225,000 from a bank and used the proceeds to increase its investment in Fairways Frisco. This unsecured bank note payable was repaid in full in January 2006. The Frisco Square Partnerships and Fairways Frisco will require additional funding in order to complete development of the planned project. We are not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash, although we may choose to do so depending on our available funds. However, if we do not participate in additional capital calls, our limited partnership interest will be diluted.

In December 2005, the Company received a cash distribution of approximately $680,000 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, is being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations & warranties under the sale agreement. The balance of the escrow account, if any, is expected to be released in December 2006.

Our future capital needs are uncertain. Although management projects positive cash flow after debt service based on anticipated operations of our acquired businesses, there can be no assurances that this will occur. If the Company does not generate the necessary cash flow, the Company will need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Tax Loss Carryforwards

At December 31, 2005, we had approximately $54 million of federal net operating loss carryforwards and approximately $21 million of state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2024. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Off Balance Sheet Arrangements

As discussed in Part I of this Form 10-K, the Company has guaranteed the Acquisition Note in the amount of $6.9 million. The Acquisition Note is payable from the excess cash flows of ASDS over a three year period. During the period from May 1, 2004 until December 31, 2005, principal payments of $718,000 were paid on the Acquisition Note. There were no payments required under the terms of the Company’s guarantee.

In January 2005, the Company agreed to provide a limited indemnification to its partners in the Fairways NJ investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness. The Company’s partners in this investment are the Fairways Members. The Company’s indemnification to these 4 partners is limited to $520,000 in the aggregate, which is its 20% pro rata partnership interest of the $2.6 million in bank debt that was guaranteed by the individuals. In December 2005, this bank debt was paid in full by Fairways NJ and the personal guarantees, as well as the Company’s indemnification, were cancelled.

Disclosures About Contractual Obligations and Commercial Commitments

In connection with the acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation pursuant to which DHI and its subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide us with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms.

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at December 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 7.

Contractual Obligations
As of December 31, 2005	Payments due by Period ($-000's omitted)
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,198,000	2,975,000	831,000	2,292,000	$7,296,000
Notes Payable	650,000	9,585,000	-	-	$10,235,000

Total	$1,848,000	$12,560,000	$831,000	$2,292,000	$17,531,000

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

Long-Term Investments
Our long-term investments are accounted for using the equity method of accounting for investments and none represent investments in publicly traded companies. The equity method is used as we do not have a majority interest and do not have significant influence over the operations of the respective companies. We also use the equity method for investments in real estate limited partnerships where we own more than 3% to 5% of the limited partnership interests. Accordingly, we record our proportionate share of the income or losses generated by our equity method investees in the income statement. If we receive distributions in excess of our equity in earnings, they are recorded as a reduction of our investment.

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

Recent Accounting Pronouncements.
In January 2003, the Financial Accounting Standards Board issued FASB interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which the equity investors do not have either a controlling interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for variable interest entities in which we hold a variable interest. FIN 46R will not have an impact on our financial condition or results of operations. The Company has applied the provisions of FIN 46R to its acquisition of CPOC. As a result, CPOC is treated as a consolidated subsidiary in the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment., which required that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized in financial statements.

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

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. The implementation of Statement 123R will not have a material impact on its results of operations.

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

We are exposed to interest rate risk as the guarantor of ASDS’s Acquisition Note, which bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum. At December 31, 2005, we were also exposed to interest rate risk under the $225,000 term note payable to Comerica Bank, which bears interest at the Comerica Bank prime rate plus 1.00%. However, this note payable to Comerica Bank was paid in full in January 2006. If the effective interest rate under the Acquisition Note and the Comerica Bank term note were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $68,000, based on the average balances outstanding during the year ended December 31, 2005. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $69,000. We did not experience a material impact from interest rate risk during the year ended December 31, 2005, respectively.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at December 31, 2005, which are sensitive to changes in interest rates. At December 31, 2005, approximately 63% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled principal cash flows for debt outstanding at December 31, 2005 for the twelve months ending December 31 are as follows:

	Fixed Rate	Variable	Total

2006	$425,000	$225,000	$650,000
2007	2,994,000	6,182,000	9,176,000
2008	32,000	-	32,000
2009	377,000	-	377,000
Thereafter	-	-	-
	$3,828,000	$6,407,000	$10,235,000

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Park Pharmacy Corporation as of March 24, 2004 and June 30, 2003 and for the period from July 1, 2003 to March 24, 2004 and the years ended June 30, 2003 and 2002 are incorporated herein by reference to Item 8 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ascendant Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Ascendant Solutions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ascendant Solutions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ascendant Solutions, Inc.
Dallas, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Ascendant Solutions, Inc. (the “Company”) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, stockholders’ equity and cash flows of Ascendant Solutions, Inc. as of December 31, 2003, and for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas
March 26, 2004

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(000's omitted, except share amounts)

	December 31,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$3,216	$1,867
Trade accounts receivable, net	3,492	4,129
Other receivables	165	156
Receivable from affiliates	85	71
Inventories	2,569	2,201
Prepaid expenses	451	502
Assets held available for sale	2,207	2,626
Total current assets	12,185	11,552
Property and equipment, net	909	629
Goodwill	7,299	7,299
Other intangible assets	426	758
Equity method investments	1,086	410
Other assets	93	105
Total assets	$21,998	$20,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,583	$1,407
Accrued liabilities	2,516	3,098
Notes payable, current	650	456
Liabilities related to assets held available for sale	2,897	2,271
Total current liabilities	8,646	7,232
Notes payable, long-term	9,585	10,178
Minority interests	694	464
Total liabilities	18,925	17,874
Commitments and contingencies (Notes 11 & 17)

Stockholders' equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,180,900 and 21,933,400 shares issued and outstanding at December 31, 2005 and 2004, respectively	2	2
Additional paid-in capital	60,078	59,961
Deferred compensation	(66)	(78)
Accumulated deficit	(56,941)	(57,006)
Total stockholders' equity	3,073	2,879
Total liabilities and stockholders' equity	$21,998	$20,753

See accompanying notes to the Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Healthcare	$29,957	$21,866	$-
Real estate advisory services	13,831	9,759	505
	43,788	31,625	505
Cost of sales:
Healthcare	21,959	16,185	-
Real estate advisory services	8,205	5,387	-
	30,164	21,572	-
Gross profit	13,624	10,053	505

Operating expenses:
Selling, general and administrative expenses	12,012	9,373	1,540
Non-cash stock compensation	81	58	-
Impairment charges	-	-	112
Depreciation and amortization	611	443	63
Total operating expenses	12,704	9,874	1,715
Operating income (loss)	920	179	(1,210)
Equity in income of equity method investees	675	374	66
Other income	73	19	19
Interest income (expense), net	(658)	(405)	30
Loss on sale of property and equipment	(1)	(32)	-
Income (loss) before minority interest and income tax provision	1,009	135	(1,095)
Minority interest	50	56	(277)
Income tax provision	241	166	-
Income (loss) from continuing operations	718	(87)	(818)
Income (loss) from discontinued operations	(653)	336	-
Net income (loss)	$65	$249	$(818)

Basic net income (loss) per share
Continuing operations	$0.03	*	$(0.04)
Discontinued operations	$(0.03)	$0.02	$-
	$0.00	$0.01	$(0.04)
Diluted net income (loss) per share
Continuing operations	$0.03	*	$(0.04)
Discontinued operations	$(0.03)	$0.02	$-
	$0.00	$0.01	$(0.04)
* Less than $0.01 per share

Average common shares outstanding, basic	22,006,733	21,803,817	21,557,150
Average common shares outstanding, diluted	22,877,704	22,389,267	21,557,150

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's omitted, except share amounts)

	Common Stock		Additional			Total
	Class A		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at January 1, 2003	21,230,900	$2	$59,822	$(81)	$(56,437)	$3,306
Issuance of restricted stock to officers	435,000	-	-	-	-	-
Amortization of deferred compensation	-	-	-	35	-	35
Net loss	-	-	-	-	(818)	(818)
Balance at December 31, 2003	21,665,900	$2	$59,822	$(46)	$(57,255)	$2,523
Exercise of stock options	200,000	-	49	-	-	49
Non-cash stock option compensation	-	-	18	-	-	18
Issuance of restricted stock to officers & directors	67,500	-	72	(72)	-	-
Amortization of deferred compensation	-	-	-	40	-	40
Net income	-	-	-	-	249	249
Balance at December 31, 2004	21,933,400	$2	$59,961	$(78)	$(57,006)	$2,879
Exercise of stock options	200,000	-	48	-	-	48
Issuance of restricted stock to directors	47,500	-	69	(69)	-	-
Amortization of deferred compensation	-	-	-	81	-	81
Net income	-	-	-	-	65	65
Balance at December 31, 2005	22,180,900	$2	$60,078	$(66)	$(56,941)	$3,073

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

	Years Ended December 31,
	2005	2004	2003
Operating Activities

Net income (loss)	$65	$249	$(818)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for doubtful accounts	143	161	-
Depreciation and amortization	611	443	63
Deferred compensation amortization	81	41	35
Non-cash equity in losses (income) of equity method investees
Fairways Frisco, LP	537	-	-
Fairways 03 New Jersey, LP	(162)	-	-
Non-cash stock option compensation	-	18	-
Loss on sale of property and equipment	1	41	-
Impairment charges	-	-	112
Minority interest	50	56	(277)
Loss (income) from discontinued operations	653	(336)	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	494	(274)	(3)
Inventories	(368)	(188)	-
Prepaid expenses and other assets	40	(52)	13
Accounts payable	1,176	(59)	(21)
Accrued liabilities	(582)	178	10

Net cash provided by (used in) continuing operations	2,739	278	(886)
Net cash provided by discontinued operations	1,569	1,481	-
Net cash provided by (used in) operating activities	4,308	1,759	(886)

Investing Activities

Return of capital distributions	13	30	46
Proceeds from sale of property and equipment	-	38	-
Deferred acquisition costs	-	310	(310)
Net cash acquired in acquisitions	-	1,614	-
Purchases of property and equipment	(560)	(160)	(32)
Distributions to limited partners	(50)	(31)	-
Investment in limited partnerships	(1,065)	(155)	(146)
Return of investment in limited partnerships	-	-	145
Payment of acquisition liabilities	-	(1,350)	-

Net cash provided by (used in) continuing operations	(1,662)	296	(297)
Net cash used in discontinued operations	(9)	(15)	-
Net cash provided by (used in) investing activities	(1,671)	281	(297)

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(000's omitted)

	Years Ended December 31,
	2005	2004	2003
Financing Activities

Proceeds from exercise of common stock purchase options	48	49	-
Proceeds from sale of limited partnership interests	230	230	239
Payments on notes payable	(1,287)	(1,058)	-
Proceeds from notes payable	341	-	-

Net cash provided by (used in) continuing operations	(668)	(779)	239
Net cash used in discontinued operations	(620)	(1,400)	-
Net cash (used in) provided by financing activities	(1,288)	(2,179)	239

Net increase (decrease) in cash and cash equivalents	1,349	(139)	(944)
Cash and cash equivalents at beginning of year	1,867	2,006	2,950

Cash and cash equivalents at end of year	$3,216	$1,867	$2,006

Supplemental Cash Flow Information
Cash paid for income taxes	$502	$-	$-
Cash paid for interest on notes payable	$728	$497	$-

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

The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity
Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare products and services provided through retail pharmacies, including specialty compounding pharmacy services

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc. and ASE Investments Corporation	Corporate administration, investments not included in other segments

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

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003, 2004 and 2005. A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and therapy infusion centers	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	24.75%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	14%

Certain of these transactions involved related parties or affiliates as more fully described in Notes 2 and 18 of these consolidated financial statements.

The Company will continue to look for acquisition opportunities, however, its current cash resources are limited and it will be required to expend significant executive time to assist the management of its acquired businesses. The Company will continue seeking to (1) most effectively deploy its remaining cash and debt capacity (if any) and (2) capitalize on the experience and contacts of its officers and directors.

Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of Ascendant and all subsidiaries for which the Company owns greater than 50% of the voting equity interests or has significant influence over operations. All intercompany balances and transactions have been eliminated. The limited partnership interests for the consolidated subsidiaries and related minority interests are included on the balance sheet as Minority Interests.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The results of operations of CRESA Partners of Orange County, LP (“CPOC”) have been consolidated with ASDS of Orange County, Inc. (“ASDS”) and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that ASDS has received cumulative distributions equal to $6.9 million (the Purchase Price) plus a preferential return of approximately $1.7 million (total distributions of $8.6 million). When and if the total distributions equal to $8.6 million are fully paid, the Company’s residual interest will become 10% (through ASDS) and the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18, “Equity Method for Investments in Common Stock”. Accordingly, the Company would no longer consolidate the results of operations of CPOC and would instead record its share of income from CPOC as “Equity in income of equity method investees” in the consolidated statement of operations.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated financial statements and accompanying notes, including allowance for doubtful accounts, inventory reserves and recoverability & valuation of equity method investments. Actual results could differ from those estimates.

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

Property and Equipment
Property and equipment is carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the respective lease term or estimated useful life of the asset.  See Note 7 for additional information regarding property and equipment.

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

Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets by comparing the undiscounted cash flows over the remaining useful life of the long-lived assets with the assets’ carrying value. If this comparison indicates that the carrying value will not be recoverable, the carrying value of the long-lived assets will be reduced accordingly based on a discounted cash flow analysis. During the year ended December 31, 2003, the Company recorded an impairment provision of approximately $112,000 related to VTE’s investment of certain computer software and hardware. No impairment was recorded in 2005 or 2004.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Equity Method Investments
Equity method investments represent investments in limited partnerships accounted for using the equity method of accounting for investments, and none represent investments in publicly traded companies. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations of the respective companies. The Company also uses the equity method for investments in real estate limited partnerships where it owns more than 3% to 5% of the limited partnership interests. Accordingly, the Company records its proportionate share of the income or losses generated by equity method investees in the consolidated statements of operations. If the Company receives distributions in excess of its equity in earnings, they are recorded as a reduction of its investment.

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

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed based on the net income (loss) applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of warrants and stock options were not included in the calculation for the year ended December 31, 2003 as their effect is anti-dilutive. The number of potentially dilutive securities excluded from the computation of diluted net loss per share was approximately 270,000 for the year ended December 31, 2003. The number of dilutive shares resulting from assumed conversion of stock options and warrants are determined by using the treasury stock method.  See Note 16 for more information regarding the calculation of net income (loss) per share.

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

Recent Accounting Pronouncements
In December 2003, the FASB revised FASB interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which the equity investors do not have either a controlling interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

FIN 46R is effective for variable interest entities in which we hold a variable interest. FIN 46R will not have an impact on our financial condition or results of operations. The Company has applied the provisions of FIN 46R to its acquisition of CPOC. As a result, CPOC is treated as a consolidated subsidiary in the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment., which requires that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized at fair value in financial statements.

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

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. The unrecognized compensation cost related to these options is not material and as a result, the implementation of Statement 123R will not have a material impact on its results of operations.

Stock Based Compensation
The Company accounts for its employee stock options and stock based awards utilizing the intrinsic value method, whereby, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its Long-Term Incentive Plan (the “Plan”). Had compensation cost been recognized consistent with SFAS No. 123, the Company’s net income (loss) attributable to common stockholders and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net income (loss) attributable to common stockholders as reported	$65,000	$249,000	$(818,000)

Total stock-based employee compensation included in reported net income (loss), net of related tax effects	-	18,000	-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,000)	(88,000)	(35,000)

Pro forma net income (loss)	$55,000	$179,000	$(853,000)

Net income (loss) per share:
Basic - as reported	$0.00	$0.01	$(0.04)
Basic - pro forma	$0.00	$0.01	$(0.04)
Diluted - as reported	$0.00	$0.01	$(0.04)
Diluted - pro forma	$0.00	$0.01	$(0.04)

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments
The Company’s financial instruments include cash, accounts receivable and accounts payable that are carried at cost, which approximates fair value because of the short maturity of these instruments. The fair value of notes payable approximates carrying value as interest rates approximate market rates. The fair value of equity method investments is not readily determinable without undo cost.

Reclassifications
Certain prior year balances have been reclassified to conform to the current year presentation.

2. Significant Equity Investments

Fairways 03 New Jersey, LP

During December 2003, the Company made a capital contribution of $145,000 to Fairways 03 New Jersey, LP (“Fairways NJ”) which, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building. In December 2003, subsequent to the closing of this transaction, the Company’s capital contribution of $145,000 was distributed back. The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, is being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations & warranties under the sale agreement. The balance of the escrow account, if any, is expected to be released in December 2006. Since the date of the property interest acquisition, the Company has received cumulative cash distributions of approximately $1,280,000 on its initial investment of $145,000 in Fairways NJ.

Fairways Frisco Partnerships

On December 31, 2004, Fairways Frisco, L.P. (Fairways Frisco) acquired certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (the “Properties”) in the Frisco Square mixed-use real estate development in Frisco, Texas, pursuant to a Master Agreement Regarding Frisco Square Partnerships (“Master Agreement”). Frisco Square is planned to include approximately 4 million developed square feet, including retail, offices, multi-family and municipal space.

The parties to the Master Agreement were the Fairways Group, the Frisco Square Partnerships, Cole and Mary Pat McDowell, and the remainder of the Five Star Group which is Five Star Development Co., Inc., a Texas corporation, CMP Management, LLC, a Texas limited liability company, and CMP Family Limited Partnership, a Texas limited partnership. "Frisco Square Partnerships" is a group of entities comprised of Frisco Square, Ltd. ("FSLTD"), Frisco Square B1-6 F1-11, Ltd., a Texas limited partnership, Frisco Square B1-7 F1-10, Ltd., a Texas limited partnership, and Frisco Square Properties, Ltd., a Texas limited partnership. "Fairways Group" is a group of entities comprised of Fairways Frisco, Fairways B1-6 F1-11, LLC, a Texas limited liability company, Fairways B1-7 F1-10, LLC, a Texas limited liability company, and Fairways FS Properties, LLC, a Texas limited liability company.

As further described herein, the Company holds a limited partnership interest in Fairways Frisco. The Company is not involved in the development or management of Frisco Square, rather it is solely a limited partner.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The Company has invested $1,219,000 of cash into Fairways Frisco and holds a 14% limited partnership interest as of December 31, 2005. The Company has made no additional capital contributions subsequent to December 31, 2005. However, Fairways Frisco is expected to request additional capital contributions from the limited partners. At present, the Company does not intend to fund any additional capital requested from Fairways Frisco. The Company expects its limited partnership interest will be reduced further as additional limited partner contributions are received and the Company does not fund its limited partnership share of such capital contributions into Fairways Frisco.

On April 15, 2005, the parties to the Master Agreement agreed to terminate the Master Agreement effective as of April 15, 2005. In connection with the termination of the Master Agreement, the Frisco Square Partnerships were amended such that Fairways Frisco owns, either directly or indirectly, 60% of the Frisco Square Partnerships. The remaining 40% is owned by CMP Family Limited Partnership (“CMP”), which is controlled by Cole McDowell. CMP’s partnership interest is subject to further reduction and dilution as discussed below. Under the terms of the amended Frisco Square Partnerships, Fairways Frisco also has a first priority distribution preference of $5.5 million, and it will receive its pro-rata partnership interest of the next $9.5 million of distributions from the Frisco Square Partnerships. After $15 million of distributions have been made, Fairways Frisco’s interest in the Cash Flow of the Frisco Square Partnerships, as defined in the partnership agreements, will become 80% and CMP’s interest will become 20%.

Furthermore, Fairways Frisco’s partnership interest in the Frisco Square Partnerships may be increased up to 85% if certain capital call and limited partner capital loan provisions are not met by CMP. If Fairways Frisco’s partnership interest in the Frisco Square Partnerships is increased in the future, the Company’s indirect interest in the Frisco Square Partnerships would also increase on a pro-rata basis with its investment in Fairways Frisco. During the year ended December 31, 2005, CMP met the capital loan provisions by providing a $400,000 cash loan as required under the partnership agreement. Subsequent to December 31, 2005, an additional $400,000 capital loan request due from CMP was funded as required. Accordingly, Fairways Frisco’s partnership interest remains at 60%.

Under the terms of the amended Frisco Square Partnerships agreements, Fairways Equities, LLC (FEL) is now the sole general partner of the Frisco Square Partnerships and controls all operating activities, financing activities and development activities for the Frisco Square Partnerships.

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

The Company has not guaranteed any of the debt of the Frisco Square Partnerships or Fairways Frisco, L.P.. The Company is not involved with any management, financing or other operating activities of the Frisco Square Partnerships or Fairways Frisco. However, in May 2005, the Company entered into an agreement with FEL, pursuant to which the Company is entitled to receive 25% of the fees paid to FEL pursuant to the Fairways Frisco partnership agreement. These fees, including a monthly management fee, represent compensation to the Company for supplying resources to execute the initial transaction with the Frisco Square Partnerships in December 2004. During the year ended December 31, 2005, the Company received fees allocated from FEL of $64,000 under this agreement.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

3.	Discontinued Operations

In September 2005, the Company determined that it would exit the home infusion therapy business, which operated as part of its healthcare segment under the name Park InfusionCare. This will allow DHI to devote undivided focus on its primary business, independent specialty retail pharmacies. In connection therewith, the Company retained The Braff Group, a financial advisor, to assist in marketing Park InfusionCare for sale. The financial advisor is currently in discussions with various interested buyers. The Company can provide no assurance that it will be able to find a buyer for Park InfusionCare, or to the extent a buyer is found, that a transaction on terms acceptable or favorable to the Company will be consummated.

The Company began accounting for Park InfusionCare as a discontinued operation in the third quarter of 2005. The following is a summary of the assets held available for sale and the related liabilities as of December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004

Assets Held Available for Sale:
Cash	$5,000	$1,000
Accounts Receivable, net	1,622,000	2,226,000
Inventory, net	258,000	297,000
Property and equipment, net	313,000	87,000
Other Assets	9,000	15,000
	$2,207,000	$2,626,000
Liabilities Related to Assets Held Available for Sale:
Accounts Payable	$872,000	$227,000
Accrued Liabilities	336,000	63,000
Notes Payable	1,689,000	1,981,000
	$2,897,000	$2,271,000

Notes payable in both periods above includes an allocated amount of DHI’s notes payable to Bank of Texas which is based on a borrowing base equal to 84% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement with Bank of Texas. If the Company is successful in its attempt to sell Park InfusionCare, DHI will pay down the Bank of Texas notes payable in accordance with these borrowing base requirements. Notes payable above also includes capital leases for equipment specifically used by Park InfusionCare.

Accrued liabilities at December 31, 2005 above include an accrual of $230,000 for retention bonuses to be paid to employees of Park InfusionCare upon consummation of a sale transaction. In order to provide continuity of operations and staff, DHI has agreed to pay bonuses to various employees who continue to perform their duties through the date of the sale transaction. This accrued liability is an estimated amount and no amounts have been paid under this retention bonus plan.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The following results of Park InfusionCare have been presented as income (loss) from discontinued operations in the accompanying consolidated statements of operations:

	Years Ended December 31,
	2005	2004

Income (loss) from discontinued operations:
Infusion therapy revenue	$9,071,000	$7,666,000
Cost of sales	4,558,000	3,483,000
Gross profit	4,513,000	4,183,000

Selling, general and administrative expenses	4,898,000	3,680,000
Depreciation and amortization	41,000	51,000
Interest expense, net	105,000	116,000
Other income	108,000	-
Charges related to discontinuance	230,000	-
Income (loss) from discontinued operations	$(653,000)	$336,000

4.	Trade Accounts Receivable

	December 31,	December 31,
	2005	2004
Healthcare:
Trade accounts receivable	$1,893,000	$1,790,000
Less - allowance for doubtful accounts	(227,000)	(72,000)
	1,666,000	1,718,000
Real Estate Advisory Services:
Trade accounts receivable	1,826,000	2,411,000
Less - allowance for doubtful accounts	-	-
	1,826,000	2,411,000
	$3,492,000	$4,129,000

Healthcare trade accounts receivable consists primarily of amounts receivable from third-party payers (insurance companies and governmental agencies) under various medical reimbursement programs, institutional healthcare providers, individuals and others and are not collateralized. Certain receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. Healthcare accounts receivable are reduced by an allowance for the amounts deemed to be uncollectible. In general, an allowance for retail pharmacy accounts aged in excess of 60 days is established. Accounts that management has ultimately determined to be uncollectible are written off against the allowance.

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 16.1% and 18.4% of total accounts receivable at December 31, 2005 and 2004, respectively. Additionally, at December 31, 2005, DHI had accounts receivable outstanding from one insurance company of approximately 13.1% of total Healthcare accounts receivable. No other single customer or third-party payer accounted for more than 10% of DHI’s accounts receivable at December 31, 2005 or 2004, respectively.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The Company’s real estate advisory services operations grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the year ended December 31, 2005 the Company’s real estate advisory services operations derived revenues in excess of ten percent from two customers totaling approximately $5,264,000 or 39.9% of revenues and $1,592,000 or 12.1% of revenues, respectively. For the period from May 1, 2004 (date of acquisition) to December 31, 2004, the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer totaling approximately $3,479,000 or 39% of its total revenue.

5.	Inventories

Inventories consist of the following:

	December 31	December 31
	2005	2004
Inventory-retail pharmacy	$1,849,000	$1,498,000
Inventory-infusion/homecare	162,000	183,000
Inventory-general retail	568,000	578,000
Less: Inventory reserves	(10,000)	(58,000)
	$2,569,000	$2,201,000

6.	Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,	December 31,
	2005	2004

Prepaid insurance	$168,000	$279,000
Deferred tenant representation costs	94,000	200,000
Prepaid marketing costs	13,000	-
Prepaid rent	62,000	-
Other prepaid expenses	114,000	23,000
	$451,000	$502,000

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

7.	Property and Equipment, Net

Property and equipment, net consist of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2005	2004

Computer equipment and software	3 to 5 years	$493,000	$280,000
Furniture, fixtures and equipment	5 to 7 years	332,000	274,000
Leasehold improvements	Life of Lease	569,000	283,000
		1,394,000	837,000
Less accumulated depreciation and amortization		(485,000)	(208,000)
		$909,000	$629,000

Depreciation expense was $279,000, $206,000 and $63,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	December 31,	December 31,
	2005	2004

Goodwill	$7,299,000	$7,299,000
Other intangible assets:
Patient Prescriptions	544,000	544,000
Non-compete Agreements	450,000	450,000
Less - accumulated amortization	(568,000)	(236,000)
	$426,000	$758,000

The acquisitions of the Park Assets and CPOC in 2004 were accounted for using the purchase method of accounting and the purchase prices were allocated as follows:

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

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The excess of the purchase price over the net tangible assets acquired have been allocated to (i) patient prescriptions for the Park Assets acquisition which are being amortized over 3 years and (ii) to non-compete agreements and goodwill for the CPOC acquisition. In connection with the CPOC acquisition, the Company obtained non-compete agreements from nine of CPOC’s management and key employees, including Kevin Hayes, CPOC’s Chairman. The non-compete agreements are being amortized over their contractual life of 3 years, which amounted to $150,000 and $100,000 for the year ended December 31, 2005 and the period from the acquisition date of May 1, 2004 through December 31, 2004, respectively. The Company made these acquisitions in 2004 for investment purposes.

The estimated scheduled amortization of other intangible assets for the twelve months ending December 31 are as follows:
	Patient	Non-compete
	Prescriptions	Agreements

2006	$181,000	$150,000
2007	45,000	50,000
Thereafter	-	-
	$226,000	$200,000

9.	Equity Method Investments

Equity method investments consist of the following:

	Ownership	Original	December 31,	December 31,
	%	Investment	2005	2004

Ampco Partners, Ltd.	10%	$400,000	$242,000	$256,000
Fairways 03 New Jersey, LP	20%	145,000	162,000	-
Fairways Frisco, LP	14%	1,219,000	682,000	154,000
		$1,764,000	$1,086,000	$410,000

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,219,000 and its equity in the losses of Fairways Frisco for the year ended December 31, 2005 of ($537,000). The Company received no distributions from Fairways Frisco during the year ended December 31, 2005.

The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, is being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations and warranties under the sale agreement. The balance of the escrow account, if any, is expected to be released in December 2006.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Equity in income (losses) of equity method investees included in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2005	2004	2003

Ampco Partners, Ltd.	$100,000	$82,000	$66,000
Fairways 03 New Jersey, LP	1,112,000	208,000	-
Fairways 36864, LP	-	84,000	-
Fairways Frisco, LP	(537,000)	-	-
	$675,000	$374,000	$66,000

10.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2005	2004

Accrued real estate commissions & fees	$1,790,000	$2,060,000
Accrued payroll and related	382,000	487,000
Accrued expenses	137,000	210,000
Accrued rent	169,000	116,000
Accrued property, franchise and sales taxes	38,000	44,000
Accrued state income taxes payable	-	181,000
	$2,516,000	$3,098,000

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

11.	Notes Payable

Notes payable consist of the following:
	December 31,	December 31,
	2005	2004
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$528,000	$688,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007.	2,043,000	1,807,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007.	459,000	501,000

AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	693,000	726,000

CPOC Acquisition Note payable to Kevin Hayes
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% (7.75% at December 31, 2005) payable monthly, principal payable quarterly from the Company's equity interest in the operating cashflow of CPOC and secured by the assets of CPOC.	6,182,000	6,900,000

Capital lease obligations, secured by office equipment	6,000	13,000

Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7%, secured by all property and equipment of Ascendant Solutions, Inc.	23,000	-
Unsecured term note payable in the principal amount of $225,000, interest only payable monthly at the Comerica Bank prime rate plus 1.00% (8.25% at December 31, 2005), principal due on February 1, 2006. Paid in full January 2006	225,000	-

Insurance premium finance note payable
Term note payable in the principal amount of $86,250, payable in 9 equal installments of $9,804 through August 2006, interest payable at the fixed rate of 5.50%, secured by the Company's directors & officers insurance policies.	76,000	-
	10,235,000	10,635,000
Less current portion	(650,000)	(457,000)
	$9,585,000	$10,178,000

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The Term Note B payable to Bank of Texas excludes $1,429,000 and $1,976,000 at December 31, 2005 and 2004, respectively, which has been allocated to the discontinued operations of Park InfusionCare. An allocated amount of the notes payable to Bank of Texas which are based on a borrowing base equal to 84% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement with Bank of Texas, have been included in Liabilities Related to Assets Held Available For Sale on the accompanying condensed consolidated balance sheets. If the Company is successful in its attempt to sell Park InfusionCare, DHI will pay down the Bank of Texas notes payable in accordance with these borrowing base requirements. Capital lease obligations above also exclude capital leases for equipment specifically used by Park InfusionCare.

The aggregate maturities of notes payable for the 12 months ended December 31 are as follows:

2006	$650,000
2007	9,176,000
2008	32,000
2009	377,000
Thereafter	-
$10,235,000

The Bank of Texas credit facility contains a borrowing base formula with which the Company must comply. If the outstanding borrowings under the facility exceed the borrowing base, the Company is obligated to make additional principal payments to reduce the outstanding borrowings. As of December 31, 2005, the Company was in compliance with this borrowing base requirement.  During 2005, DHI failed to notify Bank of Texas, as required under its credit agreement, that it was changing the names of certain legal entities. This failure to notify Bank of Texas of the legal entity name changes constituted a technical breach of the credit agreement. This breach of the terms of the credit agreement has been waived by Bank of Texas.

12.	Income Taxes

The provision (benefit) for income taxes is reconciled with the statutory rate for the years ended December 31, 2005, 2004 and 2003 as follows:

	2005	2004	2003

Provision (benefit) computed at federal statutory rate	$104,000	$141,000	$(278,000)
State income taxes, net of federal tax effect	150,000	178,000	(24,000)
Other permanent differences	32,000	104,000	-
Expiration of state net operating loss carryover	557,000	267,000	60,000
Benefit of federal NOL utilization	(256,000)	(300,000)	-
Benefit of state NOL utilization	-	(26,000)	-
Other changes in deferred tax assets valuation allowance	(350,000)	(198,000)	191,000
Other	4,000	-	51,000
Current provision	$241,000	$166,000	$-

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Significant components of the deferred tax asset at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
Current deferred income tax assets:
Allowance for doubtful accounts	$203,000	$141,000
Inventory reserves	13,000	-
	216,000	141,000
Current deferred income tax liabilities:
Equity in earnings of equity method investee	(61,000)	-
Net current deferred income tax assets	155,000	141,000
Valuation allowance	(155,000)	(141,000)
	$-	$-
Non-current deferred income tax assets:
Deferred rent	$57,000	$-
Property & equipment	22,000	0
Net operating loss carryforward	17,366,000	17,812,000
Other	32,000	-
	17,477,000	17,812,000
Non-current deferred income tax liabilities:
Intangible assets	(179,000)	-
Property & equipment	-	(85,000)
Other	(3,000)	(31,000)
	(182,000)	(116,000)

Net non-current deferred income tax assets	17,295,000	17,696,000
Valuation allowance	(17,295,000)	(17,696,000)
	$-	$-

The Company’s total deferred tax assets have been fully reserved because of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements.

At December 31, 2005, the Company had accumulated approximately $51 million of federal net operating loss carryforwards and $21 million of state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards, if not fully utilized, will expire from 2018 to 2024. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of the Company’s net operating loss carryforwards that may be used to offset taxable income. The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company’s net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. If an “ownership change” is determined to have occurred at a date after November 15, 1999, additional net operating loss carryforwards would be limited by Section 382 of the Code. In addition, an “ownership change” may occur in the future as a result of future changes in the ownership of the Company’s stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A future “ownership change” would result in Code Section 382 limiting the Company’s deduction of operating loss carryforwards attributable to periods before the future ownership change.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

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

No preferred stock was outstanding at December 31, 2005 or 2004.

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

During the second quarter of 2002, the Company filed a registration statement on Form S-8, to issue up to 2,000,000 shares of restricted stock under the 2002 Equity Incentive Plan. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period, or such other restriction period as the Company’s Board of Directors may approve.

As of December 31, 2005, the following shares had been issued under the 2002 Equity Incentive Plan:

Year of Issuance:	Number of Shares	Shares Vested at December 31, 2005
2002	435,000	435,000
2003	-	-
2004	67,500	22,500
2005	47,500	22,500

	550,000	480,000

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Deferred compensation equivalent to the market value of these restricted common shares at the date of issuance is reflected in Stockholders’ Equity and is being amortized on a straight line basis to operating expense over three years, or the vesting period if approved to be less than three years by the Company’s Board of Directors. Deferred compensation amortization expense included in the accompanying consolidated statement of operations amounted to $81,000, $40,000 and $35,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company had warrants outstanding to purchase an aggregate of 800,000 shares of common stock at prices ranging from $1.00 to $3.00 per share related to the Company’s private placement offering in 1999. In September 2002, the Company’s Board of Directors authorized the extension of the maturity of the 800,000 warrants, which were held by Jonathan Bloch, one of its directors, from February 5, 2004 to February 5, 2006. These warrants expired unexercised on February 5, 2006.

14.	Stock Option Plan

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. As of December 31, 2005 and 2004 respectively, options to purchase 915,000 and 1,140,000 shares of common stock were outstanding under the Plan.

The exercise price of the options is determined by the administrators of the Plan, but cannot be less than the fair market value of the Company’s common stock on the date of the grant. Options vest ratably over periods of one to six years from the date of the grant. The options have a maximum life of ten years.

Following is a summary of the activity of the Plan:

		Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, January 1, 2003	1,340,000	$0.26
Granted in 2003	-	-
Exercised in 2003	-	-
Canceled in 2003	-	-

Outstanding, December 31, 2003	1,340,000	$0.26
Granted in 2004	-	-
Exercised in 2004	(200,000)	0.24
Canceled in 2004	-	-

Outstanding, December 31, 2004	1,140,000	$0.26
Granted in 2005	-	-
Exercised in 2005	(200,000)	0.24
Canceled in 2005	(25,000)	0.24

Outstanding, December 31, 2005	915,000	$0.26

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Additional information regarding options outstanding as of December 31, 2005 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	# Outstanding	Weighted Avg. Remaining Contractual Life (Yrs.)	# Exercisable	Weighted Avg. Exercise Price
$1.00	30,000	3.20	30,000	$1.00
$0.24	885,000	6.20	885,000	$0.24
	915,000		915,000	$0.26

On March 14, 2002, in an attempt to further align the interests of management and members of its Board of Directors with its stockholders, the Company granted an aggregate of 375,000 options, having an exercise price of $0.24 per share, to certain of its directors. In addition, the Company granted an aggregate of 1,000,000 performance-based options, 400,000 to its Chairman and 600,000 to its President and Chief Executive Officer. These management options, having an exercise price of $0.24 per share, are intended to incentivize management. The management options have a vesting period of six years which can be accelerated upon achievement of certain performance goals. In May 2004, these performance goals were achieved and the Company’s Board of Directors accelerated the vesting of the remaining 666,667 unvested options out of the 1,000,000 performance-based options issued in 2002.

15.	Employee Benefit Plan

Effective January 1, 2005, the Company established a new 401(k) plan to cover all of its employees, and it terminated the old 401(k) plans related to the acquired entities. The terms of the new plan are substantially the same as the terms of the 401(k) plans of its acquired subsidiaries, DHI and CPOC. Under the terms of the new plan, the Company has the option to match employee’s contributions, in an amount and at the discretion of the Company. During the year ended December 31, 2005, the Company made matching contributions of $19,000 to the new 401(k) plan.

The Company’s employees (including employees of its acquired subsidiaries DHI and CPOC) participated in three 401(k) plans during 2004 and 2003. Under two of the plans, the Company made matching contributions based on the amount of employee contributions. Total contributions by the Company under all three plans were $29,000 and $2,160 in 2004 and 2003, respectively.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

16.	Computations of Basic and Diluted Net Income (Loss) Per Common Share

	Years Ended December 31,
	2005	2004	2003

Income (loss) from continuing operations, net of taxes	$718,000	$(87,000)	$(818,000)
Income (loss) from discontinued operations, net of taxes	(653,000)	336,000	-
Net income (loss)	$65,000	$249,000	$(818,000)

Weighted average common shares outstanding-Basic	22,006,733	21,803,817	21,557,150
Effect of dilutive stock options and warrants	870,971	585,450	-
Weighted average common shares outstanding-Diluted	22,877,704	22,389,267	21,557,150

Basic earnings per share from:
Continuing operations	$0.03	*	$(0.04)
Discontinued operations	$(0.03)	$0.02	$-
Basic net income (loss) per share	$0.00	$0.01	$(0.04)

Diluted earnings per share from:
Continuing operations	$0.03	*	$(0.04)
Discontinued operations	$(0.03)	$0.02	$-
Diluted net income (loss) per share	$0.00	$0.01	$(0.04)

* Less than $0.01 per share

17.	Commitments and Contingencies

In connection with the acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation pursuant to which DHI and its newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement will also provide DHI with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. For the year ended December 31, 2005 and the period from the date of acquisition through December 31, 2004, DHI purchased over $23,159,000 and $17,250,000, respectively, of its pharmaceutical products from Amerisource Bergen, of which $3,484,000 relates to Park InfusionCare currently classified as a discontinued operation.

In January 2005, the Company agreed to provide a limited indemnification to its partners in the Fairways 03 New Jersey LP investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness. The Company’s partners in this investment are the Fairways Members. The Company’s indemnification to the Fairways Members is limited to its 20% pro rata partnership interest of the $2.6 million in bank debt that was guaranteed by the individuals. In December 2005, this bank debt was paid in full by Fairways 03 New Jersey LP and the Company’s limited indemnification agreement was cancelled.

Operating Leases
The Company and its subsidiaries lease its pharmacy, real estate advisory service and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $1,131,000, $974,000 and $45,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum lease payments under all non-cancelable operating lease agreements for the years ended December 31, are as follows:

2006	$1,198,000
2007	1,025,000
2008	966,000
2009	984,000
2010	831,000
Thereafter	2,292,000
$7,296,000

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). We filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, we filed our opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On September 8, 2004, the Fifth Circuit granted plaintiffs’ petition for permission to appeal the denial of class certification. On August 23, 2005, the Fifth Circuit affirmed the district court’s denial of class certification. The Company settled the lead plaintiffs’ remaining individual claims for a confidential amount, which was paid by the Company’s directors and officers insurance carrier. Accordingly, the district court entered a final judgment dismissing the claims with prejudice on February 24, 2006.

The Company is also occasionally involved in other claims and proceedings, which are incidental to its business. The Company cannot determine what, if any, material affect these matters will have on its future financial position and results of operations.

18.  Related Party Transactions

During the fourth quarter of 2003, the Company entered into a participation agreement (the “Participation Agreement”) with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, the Company’s Chairman, and Brant Bryan, Cathy Sweeney and David Stringfield who are principals of Capital Markets and shareholders of the Company (“Fairways Members”), pursuant to which the Company will receive up to 20% of the profits realized by Fairways in connection with all real estate acquisitions made by Fairways. Additionally, the Company will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways. The Company’s profit participation with Fairways is subject to modification or termination by Fairways at the end of 2005 in the event that the aggregate level of cash flow (as defined in the Participation Agreement) generated by the acquired operating entities has not reached $2 million for the twelve months ended December 31, 2005. For the twelve months ended December 31, 2005, the Company did not meet this cash flow requirement and there has been no action taken by the Fairways Members to terminate the Participation Agreement. The Company is currently negotiating with the Fairways Members to modify the Participation Agreement, however, there can be no assurances that a mutually acceptable modification can be reached. The Company is unable to determine what real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate.

There can be no assurances that the Company will be able to generate the required cash flow to continue in the Fairways Participation Agreement after 2005, or that Fairways will be able to acquire additional real estate assets, that the Company will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments. The Company does not have an investment in Fairways, but rather a profits interest through its Participation Agreement. As of December 31, 2005, the Company held a profits interest in one real estate development transaction pursuant to the Participation Agreement. The Company has no investment in the transaction, is not a partner in the investment partnership and it has received no distributions.

During the year ended December 31, 2005, CRESA Capital Markets Group, LP, a subsidiary of the Company received approximately $108,000 in cash advances from the 4 members of Fairways Equities, which were used to pay general operating expenses. The 4 members of Fairways Equities who each own 25% of its membership interests include James C. Leslie, the Chairman and principal shareholder of the Company, and Cathy Sweeney, Brant Bryan and David Stringfield, who are each shareholders of the Company as well as principals of CRESA Capital Markets Group, LP, a subsidiary of the Company (the “Fairways Members”). These non-interest bearing advances were repaid in full in December 2005 from the receipt of revenues from Capital Markets real estate advisory transactions.

Mr. James C. Leslie, the Company’s Chairman, controls, and Mr. Will Cureton, one of our directors, is indirectly a limited partner in the entity that owns the building in which the corporate office space is sub-leased by Ascendant and DHI. Also, through August 2005, Capital Markets also paid rent for office space in the same building to an entity controlled by Mr. Leslie. The Company considers all of these leases to be at market terms for comparable space in the same building. During the years ended December 31, 2005, 2004 and 2003, Ascendant and Capital Markets paid rent of approximately $26,000, $67,200 and $45,000 directly to an entity controlled by Mr. Leslie. The remaining rent expense paid by Ascendant and DHI is paid under sublease agreements with an unrelated third party, and approximates $13,000 monthly. The Company also incurs certain shared office costs with an entity controlled by Mr. Leslie, which gives rise to reimbursements from the Company to that entity. These costs were approximately $24,300, $22,800 and $3,400 in 2005, 2004 and 2003, respectively.

During the years ended December 31, 2005 and 2004, the Company paid fees to its directors of $8,750 and $11,000, respectively, in exchange for their roles as members of the board of directors and its related committees. Additionally, in May 2005, the Company issued 22,500 shares of restricted stock to directors in lieu of cash fees for their roles as members of the board of directors and its related committees for the year ended December 31, 2005. These restricted shares vested ratably at the end of each quarter ending June, September and December 2005, respectively.

The Company acquired CPOC on May 1, 2004 and in connection with that acquisition, it assumed a $500,000 note payable to Kevin Hayes, who is currently the Chairman of CPOC, and it entered into the Acquisition Note with Mr. Hayes. During the year ended December 31, 2005 and the period from the acquisition date through December 31, 2004, CPOC paid $1,198,000 and $720,000, respectively to Mr. Hayes for principal and interest under the assumed note and the Acquisition Note.

Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC, a national real estate services firm. Also, Kevin Hayes, the Chairman of CPOC serves as the Chief Executive Officer of CRESA Partners, LLC.

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

The Company made an investment in Fairways 03 New Jersey, LP in December 2003, along with the Fairways Members and on substantially the same terms as the other limited partners in Fairways 03 New Jersey, LP. As discussed in Note 17, the Company agreed to indemnify the other partners of Fairways 03 New Jersey, LP (who are also the Fairways Members) for its 20% pro rata partnership interest of a guarantee of bank indebtedness which the partners provided to a bank. The limit of the Company’s indemnification under this agreement is $520,000. In December 2005, this bank debt was paid in full by Fairways 03 New Jersey LP and the Company’s limited indemnification agreement was cancelled.

Effective September 1, 2005, Capital Markets entered into an advisory services agreement with Fairways Equities whereby Fairways Equities will provide all of the professional and administrative services required by Capital Markets. In exchange, Capital Markets will pay Fairways Equities an administrative fee of 25% of gross revenues and a compensation fee of 40% of gross revenues, as compensation to the principals working on the transaction that generated the corresponding revenues. Under the terms of the agreement, Fairways Equities assumed all of the administrative expenses, including payroll, of CRESA Capital Markets. Fairways Equities will only receive payments under the agreement if the Fairways Members close a real estate capital markets advisory transaction that generates revenue for Capital Markets. The impact of this agreement on Capital Markets is that it will have no administrative expenses or cash requirements unless it closes a revenue generating transaction. The principals in Capital Markets are also the four members of Fairways Equities. During the year ended December 31, 2005, Capital Markets paid compensation fees to Fairways Equities under the advisory services agreement of approximately $233,000.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

19.  Unaudited Quarterly Financial Data for 2005 and 2004:

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands except per share amounts)

	Quarters Ended 2005				2005
	March 31	June 30	Sept. 30	Dec. 31	YTD

Revenue	$10,881	$10,115	$9,762	$13,030	$43,788
Gross Profit	3,373	2,831	3,057	4,363	13,624
Income (loss) from continuing operations	(46)	(450)	(174)	1,388	718
Discontinued operations	47	11	(508)	(203)	(653)
Net income (loss)	1	(439)	(682)	1,185	65

Basic income (loss) per share:
Continuing operations	(0.00)	(0.00)	(0.10)	0.06	0.03
Discontinued operations	0.00	0.00	(0.02)	(0.01)	(0.03)
Net income (loss) per share, basic	0.00	(0.02)	(0.03)	0.05	0.00
Diluted income (loss) per share:
Continuing operations	(0.00)	(0.02)	(0.01)	0.06	0.03
Discontinued operations	0.00	0.00	(0.02)	(0.01)	(0.03)
Net income (loss) per share, diluted	0.00	(0.02)	(0.03)	0.05	0.00

Weighted average shares, basic	21,933	21,965	22,014	22,114	22,007
Weighted average shares, diluted	22,512	21,965	22,014	22,719	22,878

	Quarters Ended 2004				2004
	March 31	June 30	Sept. 30	Dec. 31	YTD

Revenue	$1,222	$9,497	$9,831	$11,075	$31,625
Gross Profit	609	2,963	3,125	3,356	10,053
Income (loss) from continuing operations	(111)	70	(39)	(7)	(87)
Discontinued operations	5	144	42	145	336
Net loss	(106)	214	3	138	249

Basic income (loss) per share:
Continuing operations	(0.01)	0.00	(0.00)	(0.00)	(0.00)
Discontinued operations	0.00	0.01	0.00	0.01	0.02
Net income (loss) per share, basic	(0.00)	0.01	0.00	0.01	0.01
Diluted income (loss) per share:
Continuing operations	(0.01)	0.00	(0.00)	(0.00)	(0.00)
Discontinued operations	0.00	0.01	0.00	0.01	0.02
Net income (loss) per share, diluted	(0.00)	0.01	0.00	0.01	0.01

Weighted average shares, basic	21,666	21,733	21,883	21,933	21,804
Weighted average shares, diluted	21,666	21,925	22,419	22,600	22,389
The quarterly earnings per share information will not tie across due to the different number of weighted average shares.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

20.  Subsequent Events

Subsequent to December 31, 2005, the Company settled class action securities litigation for a confidential amount, which was paid by the Company’s directors and officers insurance carrier. Accordingly, the district court entered a final judgment dismissing the claims against the Company with prejudice on February 24, 2006. See Note 17 for further information regarding this litigation matter.

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

Statements of operations and balance sheet data for the Company’s principal business segments for the years ended December 31, 2005 and 2004 are as follows (000’s omitted):

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004

Revenue	$29,957	$21,866	$13,831	$9,759	$-	$-	$43,788	$31,625
Cost of sales	21,959	16,185	8,205	5,387	-	-	30,164	21,572
Gross profit	7,998	5,681	5,626	4,372	-	-	13,624	10,053
Other income	9	19	-	-	64	-	73	19
Equity in income (losses) of equity method investees	-	-	-	-	675	374	675	374
Income (loss) from continuing operations	$(422)	$(635)	$1,592	$1,435	$(452)	$(887)	$718	$(87)
Plus:
Interest Expense (Income)	225	182	444	247	(11)	(24)	658	405
Taxes	-	-	209	166	32	-	241	166
Depreciation & Amortization	291	220	304	216	16	7	611	443

EBITDA from continuing operations	$94	$(233)	$2,549	$2,064	$(415)	$(904)	$2,228	$927

	December 31,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004

Total Assets	$8,631	$8,811	$11,341	$10,971	$2,026	$971	$21,998	$20,753

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls that occurred during the last quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III.

Certain information required by Part III is incorporated by reference in this Annual Report on Form 10-K from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned “Election of Directors,” and “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  The policies comprising the Company's code of business conduct and ethics are set forth on the Company's website at http://www.ascendantsolutions.com/ascendant_codeofconduct.pdf.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned “Election of Directors,” “Management,” “Compensation Committee Report” and “Performance Graph.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans at December 31, 2005 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	915,000(1)	$0.26	2,610,000 (2)
Equity compensation plans not approved by security holders	800,000 (3)	$1.70	0
Total	1,715,000		2,610,000

(1)	As of December 31, 2005, options to purchase 915,000 shares of common stock were outstanding under the 1999 Long Term Incentive Plan.
(2)
As of December 31, 2005, 550,000 shares of restricted stock were issued under the 2002 Equity Incentive Plan. These shares are not included in the number of securities remaining available for future issuance.

(3)
This includes 800,000 warrants issued in February 1999, which were approved by the Board of Directors (we were not a public company at the time). In September 2002, our Board of Directors authorized the extension of the maturity of these warrants, which are held by Jonathan Bloch, one of our directors, from February 5, 2004 to February 5, 2006. The warrants have an exercise price ranging from $1.00-$3.00 per share. These warrants expired unexercised in February 2006.

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

Unconsolidated subsidiaries

The audited financial statements of Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P. are filed hereto as Exhibits 99.8 and 99.9, respectively, pursuant to Rule 3-09 of Regulation S-X. The Company is not required to provide any other financial statements pursuant to Rule 3-09 of Regulation S-X.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2006.

ASCENDANT SOLUTIONS, INC.

By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 12th day of April 2006, below by the following persons on behalf of the registrant and in the capacities indicated.

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

10.11	Parent Pledge Agreement dated May 1, 2004, by and between Ascendant Solutions, Inc. and Kevin J. Hayes (Exhibit 10.2) (8)
10.12
Subsidiary Guaranty dated as of May 1, 2004 by and among CRESA Partners of Orange County, LP, a Delaware limited partnership, ASDS Orange County, Inc., a Delaware corporation, and the successor corporation of the merger of Orange County Acquisition Corp. and CRESA Partners of Orange County, Inc. (Exhibit 10.3) (8)

10.13	Amended Promissory Note of CRESA Partners of Orange County, Inc. dated August 12, 2004, payable to the order of Kevin J. Hayes (Exhibit 10.1) (9)
10.14	Restricted Stock Agreement dated October 18, 2004, between Ascendant Solutions, Inc. and Gary W. Boyd (Exhibit 1.01) (10)
10.15	Master Agreement Regarding Frisco Square Partnerships dated December 31, 2004 (Exhibit 10.1) (11)
10.16	Participation Agreement between Ascendant Solutions, Inc. and Fairways Partners, LLC dated August 2003 (Exhibit 10.16) (12)
10.17	Restricted Stock Agreement dated June 25, 2004, between Ascendant Solutions, Inc. and Anthony J. LeVecchio (Exhibit 10.17) (12)
10.18	Amended and Restated Agreement of Limited Partnership of Fairways Frisco, L.P. effective December 30, 2004 (Exhibit 10.18) (12)
10.19	Promissory note payable from Ascendant Solutions, Inc. to Comerica Bank dated April 11, 2005 (Exhibit 10.1) (14)
10.20	Fee allocation agreement dated May 31, 2005 between Fairways Equities, LLC and Ascendant Solutions, Inc. (Exhibit 10.2) (14)

10.21	Advisory Services Agreement between CRESA Capital Markets Group, LP, Fairways Equities, LLC and Ascendant Solutions, Inc. dated September 1, 2005 (Exhibit 10.1)(15)
10.22	Form of Restricted Stock Agreement between Ascendant Solutions, Inc. and non-employee directors (Exhibit 1.01) (17)
10.23	Promissory note payable from Ascendant Solutions, Inc. to Comerica Bank dated September 13, 2005 (Exhibit 10.01) (18)
21.1	Subsidiaries of Ascendant Solutions, Inc.*
23.1	Consent of Hein & Associates, LLP *
23.2	Consent of BDO Seidman, LLP *
31.1	Written Statement of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1
Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2005, by David Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2
Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2005, by Gary Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Certificate of Incorporation for Orange County Acquisition Corp. (Exhibit 99.1) (8)
99.2	Certificate of Ownership and Merger of Staubach Company - West, Inc. into Orange Co. (Exhibit 99.2) (8)
99.3	Table reflecting certain ownership after giving effect to the transactions contemplated by the Master Agreement (Exhibit 99.1) (11)
99.4	Table reflecting certain ownership after giving effect to the termination of the Master Agreement and other changes (Exhibit 99.1) (16)
99.5	Office Building Sublease Agreement between Ascendant Solutions, Inc. and Holt Lunsford Commercial, Inc. dated March 16, 2005 (Exhibit 99.1) (14)
99.6	Press release dated November 3, 2005 (Exhibit 99.1) (18)
99.7	Press release dated January 3, 2006 (Exhibit 99.1) (19)
99.8	Audited consolidated financial statements of Fairways Frisco, L.P. and Subsidiaries for the year ended December 31, 2005 pursuant to Rule 3-09 of Regulation S-X*
99.9	Audited financial statements of Fairways 03 New Jersey, L.P. for the year ended December 31, 2005 pursuant to Rule 3-09 of Regulation S-X*

(1)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 23, 2000.
(2)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K/A filed July 21, 2004.
(3)	Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form S-1, File No. 333-85983.
(4)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002.
(5)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed December 11, 2003.
(6)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed March 29, 2004.
(7)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the period ended June 30, 2004.

(9)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the period ended September 30, 2004.
(10)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 19, 2004.
(11)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed January 7, 2005.
(12)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.
(13)	Incorporated herein by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2005
(14)	Incorporated herein by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2005.
(15)	Incorporated herein by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2005.
(16)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed April 29, 2005.
(17)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed May 24, 2005.
(18)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed September 15, 2005.
(19)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed November 4, 2005.
(20)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed January 3, 2006.

*	Filed herewith

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:

1.	1999 Long-Term Incentive Plan for ASD Systems, Inc. (filed as Exhibit 4.2 hereto and incorporated by reference to Exhibit 4.2 filed in our Registration Statement on Form S-1, File No. 333-85983)
2.
Form of Stock Option Agreement under 1999 Long-Term Incentive Plan (filed as Exhibit 4.3 hereto and incorporated by reference to Exhibit 4.3 filed in our Registration Statement on Form S-1, File No. 333-85983)

3.
Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and David E. Bowe (filed hereto as Exhibit 10.3 and incorporated by reference to Exhibit 10.6 filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002)

4.
Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and James C. Leslie (filed hereto as Exhibit 10.4 and incorporated by reference to Exhibit 10.7 filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002)

5.
Restricted Stock Agreement dated October 18, 2004, between Ascendant Solutions, Inc. and Gary W. Boyd (filed hereto as Exhibit 10.14 and incorporated by reference to Exhibit 1.01 filed in our current report on Form 8-K filed October 19, 2004)

6.
Restricted Stock Agreement dated June 25, 2004, between Ascendant Solutions, Inc. and Anthony J. LeVecchio (filed as Exhibit 10.17 hereto and Incorporated by reference to Exhibit10.17 filed in our annual report on Form 10-K for the fiscal year ended December 31, 2004)

7.
Form of Restricted Stock Agreement between Ascendant Solutions, Inc. and non-employee directors (filed hereto as Exhibit 10.22 and incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed May 24, 2005)