Form 10-Q
period 2006-03-31
ASCENDANT SOLUTIONS INC
filed 2006-05-12
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

 N/A
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
Yes ☐   No ☒
At May 2, 2006 there were approximately 22,411,617 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,455	$3,216
Trade accounts receivable, net	3,141	3,492
Other receivables	101	165
Receivable from affiliates	49	85
Inventories	2,588	2,569
Prepaid expenses	393	451
Assets held available for sale	2,376	2,207
Total current assets	10,103	12,185
Property and equipment, net	913	909
Goodwill	7,299	7,299
Other intangible assets	344	426
Equity method investments	967	1,086
Other assets	253	93
Total assets	$19,879	$21,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,694	$2,583
Accrued expenses	2,226	2,516
Notes payable, current	3,077	650
Liabilities related to assets held available for sale	3,029	2,897
Total current liabilities	10,026	8,646
Notes payable, long-term	6,137	9,585
Minority interests	720	694
Total liabilities	16,883	18,925
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value:
Authorized shares--50,000,000
Issued and outstanding shares--22,396,809 and 22,180,900
at March 31, 2006 and December 31, 2005.	2	2
Additional paid-in capital	60,134	60,078
Deferred compensation	(57)	(66)
Accumulated deficit	(57,083)	(56,941)
Total stockholders' equity	2,996	3,073
Total liabilities and stockholders' equity	$19,879	$21,998

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
		(As Restated)
Revenue:
Healthcare	$7,991	$7,436
Real estate advisory services	3,664	3,444
	11,655	10,880
Cost of sales:
Healthcare	5,912	5,458
Real estate advisory services	2,124	2,049
	8,036	7,507
Gross profit	3,619	3,373

Operating expenses:
Selling, general and administrative expenses	3,078	3,069
Non-cash stock compensation	9	15
Depreciation and amortization	158	141
Total operating expenses	3,245	3,225
Operating income	374	148

Equity in income (losses) of equity method investees	(95)	(1)
Other income	6	3
Interest expense, net	(157)	(147)
Loss on sale of equipment	-	(1)
Income (loss) before minority interest and income tax provision	128	2
Minority interest	(27)	12
Income tax provision	54	60
Income (loss) from continuing operations	47	(46)

Income (loss) from discontinued operations	(189)	47

Net income (loss)	$(142)	$1
Basic net income (loss) per share
Continuing operations	0.00	(0.00)
Discontinued operations	(0.01)	0.00
	$(0.01)	$0.00
Diluted net income (loss) per share
Continuing operations	0.00	(0.00)
Discontinued operations	(0.01)	0.00
	$(0.01)	$0.00
Average common shares outstanding, basic	22,258,173	21,933,400
Average common shares outstanding, diluted	22,782,735	22,512,447

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted) (Unaudited)

	Three Months Ended March 31,
	2006	2005
		(As Restated)
Operating Activities
Net income (loss)	$(142)	$1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	44	140
Depreciation and amortization	158	132
Deferred compensation amortization	9	15
Issuance of stock in exchange for services	8	-
Non-cash equity in losses (income) of equity method investees:
Fairways Frisco, LP	130	75
Ampco Partners	(35)	-
Loss on sale of property and equipment	-	1
Minority interest	27	(12)
Loss (income) from discontinued operations	189	(47)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	306	894
Inventories	(19)	29
Prepaid expenses and other assets	(2)	(40)
Accounts payable and accrued liabilities	(1,179)	(465)
Net cash provided by (used in) continuing operations	(506)	723
Net cash provided by (used in) discontinued operations	(312)	280
Net cash provided by (used in) operating activities	(818)	1,003
Investing Activities
Distributions from limited partnerships	24	9
Purchases of property and equipment	(80)	(258)
Investment in limited partnerships	-	(596)
Net cash used in continuing operations	(56)	(845)
Net cash provided by discontinued operations	-	40
Net cash used in investing activities	(56)	(805)
Financing Activities
Proceeds from exercise of common stock purchase options	48	-
Payments on notes payable	(1,171)	(99)
Proceeds from notes payable	150	-
Net cash used in continuing operations	(973)	(99)
Net cash provided by discontinued operations	86	1
Net cash used in financing activities	(887)	(98)

Net change in cash and cash equivalents	(1,761)	100
Cash and cash equivalents at beginning of period	$3,216	$1,868
Cash and cash equivalents at end of period	$1,455	$1,968

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(000's omitted)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Supplemental Cash Flow Information:
Cash paid for income taxes	$47	$211
Cash paid for interest on notes payable	$157	$207
Noncash investing activities:
Indemnification liability recorded	$-	$220

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The December 31, 2005 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Restatement
The Company previously restated its condensed consolidated financial statements for the three month period ended March 31, 2005 included herein to reflect a change in the accounting for its investment in Fairways Frisco, L.P. (“Fairways Frisco”) from the cost method to the equity method of accounting. This restatement was reported on its Form 10-Q/A (Amendment No. 1) filed on January 13, 2006.

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

The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity

Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries (“DHI”)	Healthcare products and services provided through retail pharmacies, including specialty compounding pharmacy services

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc., ASE Investments Corporation	Corporate administration, investments in Ampco Partners, Ltd., Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P.

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003, 2004 and 2005.  A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership

April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	24.75%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	12%[1]

1 The Company was the initial limited partner in Fairways Frisco, L.P. (“Fairways Frisco”), which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco L.P. subsequently sold additional limited partnership interests and the Company now owns approximately 12% of Fairways Frisco, L.P.

Certain of these transactions involved related parties or affiliates as more fully described in the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005.

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

Please see Note 11 “Business Segment Information” in the notes hereto for additional information.

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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported condensed consolidated financial statements and accompanying notes, including allowance for doubtful accounts and inventory reserves. Actual results could differ from those estimates.

Equity Method Investments
Equity method investments represent investments in limited partnerships accounted for using the equity method of accounting for investments, and none represent investments in publicly traded companies. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations of the respective companies. The Company also uses the equity method for investments in real estate limited partnerships where it owns more than 3% to 5% of the limited partnership interests. Accordingly, the Company records its proportionate share of the income or losses generated by equity method investees in the condensed consolidated statements of operations. If the Company receives distributions in excess of its equity in earnings, they are recorded as a reduction of its investment.

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

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. The unrecognized compensation cost related to the restricted stock is not material and as a result, the implementation of Statement 123R did not have a material impact on the Company’s results of operations. See Note 9 for additional disclosures under Statement 123R.

The Company accounts for its employee stock options and stock based awards under the fair value provisions of Statement 123R, which was adopted effective January 1, 2006, whereby stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). See Note 10 for additional information about the Company’s Stock Based Compensation.

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

The Company began accounting for Park InfusionCare as a discontinued operation in the third quarter of 2005. The following is a summary of the assets held available for sale and the related liabilities as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets Held Available for Sale:
Cash	$(9,000)	$5,000
Accounts Receivable, net	1,783,000	1,622,000
Inventory, net	280,000	258,000
Property and equipment, net	313,000	313,000
Other Assets	9,000	9,000
	$2,376,000	$2,207,000
Liabilities Related to Assets Held Available for Sale:
Accounts Payable	$902,000	$872,000
Accrued Liabilities	352,000	336,000
Notes Payable	1,775,000	1,689,000
	$3,029,000	$2,897,000

The following results of Park InfusionCare have been presented as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Income (loss) from discontinued operations:
Infusion therapy revenue	$1,949,000	$2,388,000
Cost of sales	1,019,000	1,193,000
Gross profit	930,000	1,195,000

Selling, general and administrative expenses	1,113,000	1,101,000
Depreciation and amortization	-	16,000
Interest expense, net	27,000	31,000
Other income	21,000	-
Income (loss) from discontinued operations	$(189,000)	$47,000

3.	Trade Accounts Receivable

Trade accounts receivable comprised the following:

	March 31,	December 31,
	2005	2005
Healthcare:	(Unaudited)	(Unaudited)
Trade accounts receivable	$1,849,000	$1,893,000
Less - allowance for doubtful accounts	(250,000)	(227,000)
	1,599,000	1,666,000
Real Estate Advisory Services:
Trade accounts receivable	$1,542,000	$1,826,000
Less - allowance for doubtful accounts	-	-
	$1,542,000	$1,826,000

	$3,141,000	$3,492,000

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

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 15.1% and 16.1% of total accounts receivable at March 31, 2006 and December 31, 2005, respectively. DHI also had receivables from one major insurance company representing 12.3% and 13.1% of total accounts receivable at March 31, 2006 and December 31, 2005, respectively. No other single customer or third-party payer accounted for more than 10% of DHI’s accounts receivable at March 31, 2006 or December 31, 2005, respectively

The Company’s real estate advisory services operations grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the three months ended March 31, 2006 and 2005, the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer totaling approximately $1,563,000 or 47% of total real estate advisory services revenue and $1,662,000, or 48% of total real estate advisory services revenue from two customers combined, respectively.

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

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Income from continuing operations, net of taxes	$47,000	$(46,000)
Income from discontinued operations, net of taxes	(189,000)	47,000
Net income (loss)	$(142,000)	$1,000

Weighted average common shares outstanding-Basic	22,258,173	21,933,400
Effect of dilutive stock options and warrants	524,562	579,047
Weighted average common shares outstanding-Diluted	22,782,735	22,512,447

Basic earnings per share from:
Continuing operations	$0.00	$(0.00)
Discontinued operations	(0.01)	0.00
Basic net income (loss) per share	$(0.01)	$0.00

Diluted earnings per share from:
Continuing operations	$0.00	$(0.00)
Discontinued operations	(0.01)	0.00
Diluted net income (loss) per share	$(0.01)	$0.00

5.	Equity Method Investments

Equity method investments comprised the following:

	Ownership	March 31,	December 31,
	%	2006	2005
		(Unaudited)

Ampco Partners, Ltd.	10%	$253,000	$242,000
Fairways 03 New Jersey, LP	20%	162,000	162,000
Fairways Frisco, LP	12%	552,000	682,000
		$967,000	$1,086,000

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,219,000 and its cumulative equity in the losses of Fairways Frisco of $667,000. The Company received no distributions from Fairways Frisco during the three month periods ended March 31, 2006 and 2005. Summarized unaudited financial information for Fairways Frisco is included below:

	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Total assets	$56,192,000	$4,970,000
Notes payable	53,723,000	100,000
Total partnership capital	1,673,000	4,837,000
Total liabilities and partnership capital	$56,192,000	$4,970,000

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Total revenue	$628,000	$-
Operating expenses	940,000	44,000
Interest expense	778,000	-
Equity in losses of Frisco Square Partnerships	-	(497,000)
Net loss	$(1,090,000)	$(541,000)

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statements of operations comprised the following:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$35,000	$24,000
Fairways 03 New Jersey, LP	-	50,000
Fairways Frisco, L.P.	(130,000)	(75,000)
	$(95,000)	$(1,000)

6.	Other Assets

In March 2006, CRESA Partners of Orange County, LP (“CPOC”) purchased a minority interest of approximately 2.7% in CRESA Partners, LLC, a national real estate services firm. The amount paid for this investment was $160,000 and is being accounted for under the cost method of accounting for investments. CPOC is a licensee of CRESA Partners, LLC.  Jim Leslie, the Company’s Chairman, serves as an advisor to the Board of Directors of CRESA Partners, LLC and Kevin Hayes, Chairman of CPOC, serves as the Chief Executive Officer of CRESA Partners, LLC.

7.	Notes Payable

Notes payable comprised the following:

	March 31,	December 31,
	2006	2005
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$688,000	$528,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007.	1,843,000	2,043,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007.	449,000	459,000

AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	684,000	693,000

CPOC Acquisition Note payable to Kevin Hayes
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% (8.00% at March 31, 2006) payable monthly, principal payable quarterly from the Company's equity interest in the operating cashflow of CPOC and secured by the assets of CPOC.	5,478,000	6,182,000

Capital lease obligations, secured by office equipment	3,000	6,000

Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7%, secured by all property and equipment of Ascendant Solutions, Inc.	21,000	23,000
Unsecured term note payable in the principal amount of $225,000, interest only payable monthly at the Comerica Bank prime rate plus 1.00% (8.25% at December 31, 2005), principal due on February 1, 2006. Paid in full January 2006.	-	225,000

Insurance premium finance note payable
Term note payable in the principal amount of $86,250, payable in 9 equal installments of $9,804 through August 2006, interest payable at the fixed rate of 5.50%, secured by the Company's directors & officers insurance policies.	48,000	76,000
	9,214,000	10,235,000
Less current portion	(3,077,000)	(650,000)
	$6,137,000	$9,585,000

The aggregate maturities of notes payable for the 12 months ended March 31 are as follows:

2007	$3,077,000
2008	5,526,000
2009	611,000
$9,214,000

The Term Note B payable to Bank of Texas excludes $1,547,000 and $1,429,000 at March 31, 2006 and December 31, 2005, respectively, which has been allocated to the discontinued operations of Park InfusionCare. An allocated amount of the notes payable to Bank of Texas which are based on a borrowing base equal to 84% of eligible accounts receivable and 50% of eligible inventory, as further defined in the agreement with Bank of Texas, have been included in Liabilities Related to Assets Held Available For Sale on the accompanying condensed consolidated balance sheets. Capital lease obligations above also exclude capital leases for equipment specifically used by Park InfusionCare.

The Bank of Texas credit facility contains a borrowing base formula with which the Company must comply. If the outstanding borrowings under the facility exceed the borrowing base, the Company is obligated to make additional principal payments to reduce the outstanding borrowings. As of March 31, 2006 and December 31, 2005, the Company was in compliance with this borrowing base requirement.

8.	Commitments and Contingencies

The Company leases its healthcare, real estate advisory service and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $278,000 for the three months ended March 31, 2006.

Future minimum lease payments under non-cancelable operating leases for the twelve months ending March 31 are as follows:

2007	1,163,000
2008	1,008,000
2009	986,000
2010	991,000
2011	651,000
Thereafter	2,220,000
$7,019,000

9.	Stock Based Compensation

Under the Company’s 2002 Equity Incentive Plan, it can issue up to 2,000,000 shares of restricted stock to employees and non-employee directors pursuant to restricted stock agreements. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period, or such other restriction period as the Company’s Board of Directors may approve.

As of March 31, 2006, the following shares had been issued under the 2002 Equity Incentive Plan:

	Number of	Shares Vested
Year of Issuance:	Shares	at March 31, 2006	Non-Vested
2002	435,000	435,000	-
2003	-	-	-
2004	67,500	22,500	45,000
2005	47,500	22,500	25,000
2006	15,909	15,909	-
	565,909	495,909	70,000

Deferred compensation equivalent to the market value of restricted common shares at date of issuance is reflected in stockholders’ equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $9,000 and $15,000 for the three month periods ended March 31, 2006 and 2005, respectively. The Company has not recognized any tax benefit related to this deferred compensation expense due to the existence of its federal tax net operating loss carryforward. During the three month period ended March 31, 2006, the Company issued 15,909 shares of restricted common stock to a non-employee director in lieu of paying cash for quarterly directors’ fees. The fair value of these shares was $8,750 based on the share price of the shares on the date of grant. This amount is also equal to the cash amount that would have been paid for the director’s fees, and is included in selling, general and administrative expense for the three months ended March 31, 2006. The Company has deferred compensation expense of approximately $57,000 at March 31, 2006 which will be recognized over the weighted average remaining life of the unvested restricted shares of approximately 19 months.

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. As of March 31, 2006 and December 31, 2005 respectively, options to purchase 715,000 and 915,000 shares of common stock were outstanding under the Plan.

The exercise price of the options is determined by the administrators of the Plan, but cannot be less than the fair market value of the Company’s common stock on the date of the grant. Options vest ratably over periods of one to six years from the date of the grant. The options have a maximum life of ten years. The exercise price and the market price of the options were the same on the date of grant and thus there is no intrinsic value related to the outstanding options.

Following is a summary of the activity of the Plan:

		Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, December 31, 2005	915,000	$0.26
Granted in 2006	-	-
Exercised in 2006	(200,000)	0.24
Canceled in 2006	-	-
Outstanding, March 31, 2006	715,000	0.26

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Additional information regarding options outstanding as of March 31, 2006 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	# Outstanding	Weighted Avg. Remaining Contractual Life (Yrs.)	# Exercisable	Weighted Avg. Exercise Price
$1.00	30,000	2.95	30,000	$1.00
$0.24	685,000	5.95	685,000	$0.24
	715,000		715,000	$0.26

Had compensation cost been recognized consistent with SFAS No. 123R, the Company’s net income (loss) attributable to common stockholders and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the three months ended March 31, 2005:

Three Months Ended March 31,
2005

Net income (loss) attributable to common stockholders as reported	$1,000

Total stock-based employee compensation included in reported net income (loss), net of related tax effects	15,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,000)

Pro forma net income (loss)	$(2,000)

Net income (loss) per share:
Basic - as reported	$0.00
Basic - pro forma	$0.00
Diluted - as reported	$0.00
Diluted - pro forma	$0.00

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

10.	Business Segment Information

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three months ended March 31, 2006 and 2005 are as follows (000’s omitted):

	Three Months Ended March 31,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Revenue	$7,991	$7,436	$3,664	$3,444	$-	$-	$11,655	$10,880
Cost of sales	5,912	5,458	2,124	2,049	-	-	8,036	7,507
Gross profit	2,079	1,978	1,540	1,395	-	-	3,619	3,373
Other income	1	3	-	-	5	-	6	3
Equity in income (losses) of equity method investees	-	-	-	-	(95)	(1)	(95)	(1)
Income (loss) from continuing operations	$5	$(176)	$423	$453	$(381)	$(323)	$47	$(46)
Plus:
Interest Expense (Income)	55	54	106	100	(4)	(7)	157	147
Taxes	-	-	45	60	9	-	54	60
Depreciation &
Amortization	77	70	75	69	6	2	158	141

EBITDA from continuing operations	$137	$(52)	$649	$682	$(370)	$(328)	$416	$302

	March 31,
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Total assets	$7,791	$8,751	$10,673	$11,008	$1,415	$829	$19,879	$20,588

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report together with the consolidated financial statements, notes and management’s discussion contained in our Form 10-K for the year ended December 31, 2005.

Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report. Furthermore, see the Company’s most recent Form 10-K for the year ended December 31, 2005, including the section titled “Risks Related to Our Business,” “Risks Specific to Operating Subsidiaries,” “Risks Related to Our Investments in Real Estate,” and “Other Risks.” These risks and uncertainties include, but are not limited to, (a) the following general risks: our limited funds and risks of not obtaining additional funds, certain of our subsidiaries are highly leveraged, potential difficulties in integrating and managing our subsidiaries, our dependence upon management, our dependence upon a small staff, certain subsidiaries accounting for a significant percentage of revenue, unforeseen acquisition costs, the potential for future leveraged acquisitions, restrictions on the use of net operating loss carryforwards, and the difficulty in predicting operations; (b) the following risks to Dougherty’s Holdings, Inc.: potential problems that may arise in selling the Park InfusionCare business, extensive regulation of the pharmacy business, the competitive nature of the retail pharmacy industry, third party payor attempts to reduce reimbursement rates, difficulty in collecting accounts receivable, dependence upon a single pharmaceutical products supplier, price increases as a result of our potential failure to maintain sufficient pharmaceutical sales, shortages in qualified employees, and liability risks inherent in the pharmaceutical industry; (c) the following risks to CRESA Partners of Orange County, L.P.: the size of our competitors, our concentration on the southern California real estate market, the variance of financial results among quarters, the inability to retain senior management and/or attract and retain qualified employees, the regulatory and compliance requirements of the real estate brokerage industry and the risks of failing to comply with such requirements, and the potential liabilities that arise from our real estate brokerage activities; (d) the following risks to our investments in real estate: our dependence on tenants for lease revenues, the risks inherent in real estate development activities, the general economic conditions of areas in which we focus our real estate development activities, the risks of natural disasters, the illiquidity of real estate investments; and (e) the following other risks: a majority of our common stock is beneficially owned by our principal stockholders, officers and directors, relationships and transactions with related parties, our stock is not traded on NASDAQ or a national securities exchange, effect of penny stock regulations, and litigation.

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

The Company

Ascendant Solutions, Inc. (“we,” “us,” or “our Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 205, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company which is seeking to, or has invested in, or acquired, healthcare, manufacturing, distribution or service companies. We are organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. A detailed discussion of our business segments is included in our Form 10-K for the year ended December 31, 2005.

Healthcare

Our healthcare segment consists of Dougherty’s Holdings, Inc. (“DHI”), which operates specialty retail pharmacies. Based in Dallas, Texas, DHI operates (i) Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, and (ii) three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man”.

Real Estate Advisory Services

Our real estate advisory services segment consists of (i) CRESA Capital Markets Group, L.P. a subsidiary 80% owned by us (ii) our wholly owned subsidiary ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. (“ASDS”) and (iii) our 99% owned subsidiary CRESA Partners of Orange County, LP. (“CPOC”).

Corporate & Other Businesses

Our corporate & other businesses segment includes investments in and results from investments in unconsolidated subsidiaries. The investments and investment results included in this segment are from the following entities: Ampco Partners, Ltd., Fairways Frisco, LP and Fairways 03 New Jersey, LP.

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

Comparison of Discontinued Operations Results for the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

	Three Months Ended March 31,
	2006	2005

Income (loss) from discontinued operations:
Infusion therapy revenue	$1,949,000	$2,388,000
Cost of sales	1,019,000	1,193,000
Gross profit	930,000	1,195,000

Selling, general and administrative expenses	1,113,000	1,101,000
Depreciation and amortization	-	16,000
Interest expense, net	27,000	31,000
Other income	21,000	-
Income (loss) from discontinued operations	$(189,000)	$47,000

Infusion therapy revenue declined from $2,388,000 in the first quarter of 2005 to $1,949,000 in the first quarter of 2006. This decline in revenue is due to a lower number of patient therapies and a change in the mix of revenue to lower margin therapies. The gross profit as a percentage of revenue declined from 50% in 2005 to 47.7% in 2006. The decline in gross profit percentage is due primarily to increases in wholesale drug prices and a change in the mix of revenue to lower margin therapies.

Results of Continuing Operations (Amounts exclude discontinued operations for all periods presented)

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005 (000’s Omitted)
	Three Months Ended March 31,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change

Revenue	$7,991	$7,436	$555	$3,664	$3,444	$220
Cost of Sales	5,912	5,458	454	2,124	2,049	75
Gross Profit	2,079	1,978	101	1,540	1,395	145
Operating expenses	2,020	2,103	(83)	948	793	155
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	1	3	(2)	-	-	-
Interest income (expense), net	(55)	(54)	1	(106)	(100)	6
Gain (loss) on sale of equipment	-	-	-	-	(1)	1
Minority interests	-	-	-	(18)	12	(30)
Income tax provision	-	-	-	(45)	(60)	(15)
Income from continuing operations	$5	$(176)	$181	$423	$453	$(30)
Plus:
Interest (income) expense, net	$55	$54	$1	$106	$100	$6
Income tax provision	-	-	-	45	60	(15)
Depreciation & Amortization	77	70	7	75	69	6
EBITDA from continuing operations	$137	$(52)	$189	$649	$682	$(33)

	Three Months Ended March 31,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change

Revenue	$-	$-	$-	$11,655	$10,880	$775
Cost of Sales	-	-	-	8,036	7,507	529
Gross Profit	-	-	-	3,619	3,373	246
Operating expenses	277	329	(52)	3,245	3,225	20
Equity in income (losses) of equity method investees	(95)	(1)	(94)	(95)	(1)	(94)
Other income	5	-	5	6	3	3
Interest income (expense), net	4	7	(3)	(157)	(147)	10
Gain (loss) on sale of equipment	-	-	-	-	(1)	1
Minority interests	(9)	-	(9)	(27)	12	(39)
Income tax provision	(9)	-	9	(54)	(60)	(6)
Income from continuing operations	$(381)	$(323)	$(58)	$47	$(46)	$93
Plus:
Interest (income) expense, net	$(4)	$(7)	$(3)	$157	$147	$10
Income tax provision	9	-	9	54	60	(6)
Depreciation & Amortization	6	2	4	158	141	17
EBITDA from continuing operations	$(370)	$(328)	$(42)	$416	$302	$114

Healthcare

Revenues
Total revenues increased $555,000 during the first quarter of 2006 to $7,991,000. This represents a 7.5% increase over revenue of $7,436,000 in the first quarter of 2005. The increase is due to a 3.7% increase in the number of retail pharmacy prescriptions filled, with the remainder of the increase due primarily to an increase in prices for retail pharmacy prescriptions.

Cost of sales
The cost of sales increased $454,000 during the first quarter of 2006 to $5,912,000 or 74% of revenues. Cost of sales in the first quarter of 2005 was $5,458,000 or 73.4% of revenues. The overall increase in cost of sales is due to increased volume of retail pharmacy prescriptions filled and an increase in the cost of retail pharmacy drugs.

Gross profit
Gross profit increased $101,000 as a result of the factors discussed in Revenues and Cost of sales above. Gross profit was 26% of revenue in the first quarter of 2006 as compared to 26.6% of revenue in the first quarter of 2005.

Operating expenses
Operating expenses decreased $83,000 from $2,103,000 in the first quarter of 2005 to $2,020,000 in the first quarter of 2006. The decrease in healthcare operating expenses is due to reduced overhead expenses at the corporate office and a decrease in bad debt expense at the retail pharmacies.

Real Estate Advisory Services

Revenue
Revenue increased $220,000 from $3,444,000 in the first quarter of 2005 to $3,664,000 during the first quarter of 2006. The increase is due to an increase of $337,000 in revenue earned by CRESA Capital Markets Group, offset by a decrease in revenue earned by CPOC of $117,000. The revenue increase at CRESA Capital Markets Group is due to fees received from the closing of an advisory transaction in the first quarter of 2006 as compared to no transaction fees earned in the first quarter of 2005.

Cost of Sales
Cost of sales was $2,124,000 for the first quarter of 2006, representing 58% of revenue. By comparison, cost of sales was $2,049,000 or 59.5% of revenue in the first quarter of 2005. The increase is due mostly to license fees paid by CRESA Capital Markets Group on the revenue it earned in the first quarter of 2006. Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating Expenses increased $155,000 from $793,000 in the first quarter of 2005 to $948,000 for the first quarter of 2006. The increase includes professional bonus and management fee expenses which are paid based on a percentage of revenue earned by CRESA Capital Markets Group. Operating expenses at CPOC also increased due to higher marketing and travel & entertainment expenses.

Income tax provision
The income tax provision declined $15,000 or approximately 25% in the first quarter of 2006. The decline is due to a decline in net income before taxes of 24% at CPOC. The income tax provision represents the California state income tax expense for CPOC. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses decreased $52,000 from $329,000 in the first quarter of 2005 to $277,000 in the first quarter of 2006 and is primarily comprised of decreased expenses for stock compensation, directors & officers insurance and legal expenses.

Equity in losses of equity method investees
Equity in income (losses) of equity method investees decreased $94,000 from $1,000 during the first quarter of 2005 to $95,000 for the first quarter of 2006. Equity in income (losses) of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the income (losses) of Ampco Partners, Ltd., Fairways 03 New Jersey, L.P., Fairways 36864, L.P. and Fairways Frisco, LP as follows:

	Three Months Ended March 31,
	2005	2004

Ampco Partners, Ltd.	$35,000	$24,000
Fairways 03 New Jersey, LP	-	50,000
Fairways Frisco, L.P.	(130,000)	(75,000)
	$(95,000)	$(1,000)

The equity in losses of Fairways Frisco represents our share of the net loss of Fairways Frisco for the three months ended March 31, 2006 and 2005, respectively. We made our initial investment in Fairways Frisco on December 31, 2004, and accordingly no equity in income (losses) of Fairways Frisco was recorded in 2004. These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of approximately $77,000 as compared to approximately $3.5 million at December 31, 2005. This decrease is due to $3.1 million of notes payable included as a current liability at March 31, 2006, which were classified as long term at December 31, 2005. These notes payable related to the Healthcare segment are contractually due in March 2007.

As of March 31, 2006, we had cash and cash equivalents of approximately $1.4 million as compared to approximately $3.2 million at December 31, 2005. The decrease is primarily the result of cash flow used in operating activities for the three month period ended March 31, 2006 of $818,000, including $312,000 used in operating activities by discontinued operations. The overall decrease in cash also includes payments on notes payable of $1,171,000 offset by cash borrowed on notes payable of $150,000.

Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Cash Flow

Since December 31, 2005, we have decreased our cash balances by approximately $1.8 million, of which approximately $1.0 million is due to the reduction of outstanding notes payable. The remaining decrease is comprised mostly of cash used in operating activities.

Tax Loss Carryforwards

At December 31, 2005, we had approximately $54 million of federal net operating loss carryforwards and $21 million of state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2024. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our net operating loss carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

Off Balance Sheet Arrangements

The Company has guaranteed the CPOC Acquisition Note (as more fully described in the Company’s Form 10-K for the year ended December 31, 2004) in the amount of $ 6.9 million in connection with its acquisition of CRESA Partners of Orange County, Inc. on May 1, 2004. The Acquisition Note is payable from the excess cash flows of ASDS over a three year period. During the three month period ended March 31, 2006, there were $704,000 of principal payments on the Acquisition Note and there were no payments required under the terms of the Company’s guarantee.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at March 31, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

Contractual Obligations	Payments due by Period
As of March 31, 2006	($-000's omitted)
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,163,000	$2,985,000	$651,000	$2,220,000	$7,019,000
Notes Payable	3,077,000	6,137,000	-	-	9,214,000

Total	$4,240,000	$9,122,000	$651,000	$2,220,000	$16,233,000

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

Long-Term Investments
Equity method investments represent investments in limited partnerships accounted for using the equity method of accounting for investments, and none represent investments in publicly traded companies. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations of the respective companies. The Company also uses the equity method for investments in real estate limited partnerships where it owns more than 3% to 5% of the limited partnership interests. Accordingly, the Company records its proportionate share of the income or losses generated by equity method investees in the condensed consolidated statements of operations. If the Company receives distributions in excess of its equity in earnings, they are recorded as a reduction of its investment.

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

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. The implementation of Statement 123R in the first quarter of 2006 did not have a material impact on results of operations.

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

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. We are exposed to interest rate risk primarily as the guarantor of ASDS’s Acquisition Note, which bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum. If the effective interest rate under the Acquisition Note were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $56,000, based on the average balance outstanding under the Acquisition Note during the three month period ended March 31, 2006. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $57,000. We did not experience a material impact from interest rate risk during the three month period ended March 31, 2006.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at March 31, 2005, which are sensitive to changes in interest rates. At March 31, 2006, approximately 59.5% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled principal cash flows for debt outstanding at March 31, 2006 for the twelve months ending March 31 are as follows:

	Fixed Rate	Variable	Total

2006	$3,077,000	$-	$3,077,000
2007	48,000	5,478,000	5,526,000
2008	611,000	-	611,000
	$3,736,000	$5,478,000	$9,214,000

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first three months of 2006.

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

In April 2006, we were notified by the Internal Revenue Service (“IRS”) that our federal income tax return for the 2004 tax year had been selected for review. We are currently compiling the information requested by the IRS, and we have not had an initial meeting with the IRS as is customary prior to the start of their review work. At this time, we can make no representations regarding the potential outcome of this review and the impact, if any on our financial position. However, we are not aware of any potential issues that may cause adjustment to our filed tax returns.

On April 6, 2006, CMP Family Limited Partnership (“CMP”) delivered an offer to the general partner and certain of the other limited partners (the “Fairways Group”) of Fairways Frisco, L.P. (“Fairways Frisco”) to purchase 100% of the Fairways Group’s interests, pursuant to the buy/sell provisions of the various partnership agreements which is described in the Company’s Annual Report on Form 10-K filed April 13, 2006. The next day, on April 7, 2006, CMP filed a lawsuit against Fairways Frisco challenging the necessity and propriety of the general partners' February 6, 2006 request for Additional Capital Contributions (as defined in the partnership agreements) from CMP and Fairways Frisco pursuant to section 3.1 of the partnership agreements. The Company holds a 12% limited partnership interest in Fairways Frisco as of March 31, 2006. Under the terms of the partnership agreements, if and to the extent CMP or any other limited partner fails to make its Additional Capital Contributions, other limited partners have the option of making them, whereupon the limited partners who do not contribute will have their interests in the partnerships diluted and reduced. The primary relief sought by the lawsuit is to prevent Fairways Frisco from diluting CMP's interests in the partnerships. Upon the filing of the lawsuit, a temporary restraining order (good for 14 days) (“TRO”) was entered that prevented Fairways Frisco from diluting CMP. The TRO was extended and the parties attempted to mediate the dispute but no resolution was achieved. The TRO expired by its own terms on May 5, 2006.  As of May 11, 2006, the court has not issued a ruling. The Company is not a party to this legal matter.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material affect these matters will have on our future financial position and results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

31.1	Written Statement of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2006, by David E. Bowe as Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2006, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(b)	Reports on Form 8-K

On April 13, 2006, the Company filed a Current Report on Form 8-K to report the announcement of its 2005 fiscal year financial results in a press release dated April 13, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	ASCENDANT SOLUTIONS, INC.

	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2006	ASCENDANT SOLUTIONS, INC.

	By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)