Form 10-Q
period 2006-06-30
ASCENDANT SOLUTIONS INC
filed 2006-08-10
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes ☐   No ☒

At August 7, 2006 there were approximately 22,451,295 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted, except par value and share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,882	$3,221
Trade accounts receivable, net	4,510	5,108
Other receivables	139	171
Receivable from affiliates	67	85
Inventories	2,674	2,826
Prepaid expenses	748	452
Total current assets	10,020	11,863
Property and equipment, net	1,150	1,223
Goodwill	7,299	7,299
Other intangible assets	261	426
Equity method investments	815	1,086
Other assets	276	101
Total assets	$19,821	$21,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,521	$3,456
Accrued expenses	2,256	2,852
Notes payable, current	6,478	1,049
Total current liabilities	11,255	7,357
Notes payable, long-term	4,808	10,874
Minority interests	922	694
Total liabilities	16,985	18,925
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value:
Authorized shares--50,000,000
Issued and outstanding shares--22,421,617 and 22,180,900
at June 30, 2006 and December 31, 2005.	2	2
Additional paid-in capital	60,152	60,078
Deferred compensation	(55)	(66)
Accumulated deficit	(57,263)	(56,941)
Total stockholders' equity	2,836	3,073
Total liabilities and stockholders' equity	$19,821	$21,998

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenue:
Healthcare	$10,021	$9,892	$19,961	$19,717
Real estate advisory services	2,868	2,684	6,532	6,128
	12,889	12,576	26,493	25,845
Cost of sales:
Healthcare	7,202	6,674	14,132	13,326
Real estate advisory services	1,817	1,783	3,941	3,832
	9,019	8,457	18,073	17,158
Gross profit	3,870	4,119	8,420	8,687
Operating expenses:
Selling, general and administrative expenses	3,905	4,086	8,096	8,256
Non-cash stock compensation	9	20	18	35
Depreciation and amortization	193	165	351	322
Total operating expenses	4,107	4,271	8,465	8,613
Operating income (loss)	(237)	(152)	(45)	74

Equity in income (losses) of equity method investees	(121)	(134)	(216)	(135)
Other income	177	36	203	38
Interest expense, net	(195)	(189)	(379)	(367)
Loss before minority interest and income taxes	(376)	(439)	(437)	(390)
Minority interest	(3)	17	(30)	29
Income tax provision	31	17	85	77
Loss from continuing operations	(410)	(439)	(552)	(438)

Discontinued operations - Note 2	230	-	230	-

Net loss	$(180)	$(439)	$(322)	$(438)

Basic net income (loss) per share
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Discontinued operations	0.01	-	0.01	-
	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Diluted net income (loss) per share
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Discontinued operations	0.01	-	0.01	-
	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Average common shares outstanding, basic	22,418,284	21,965,067	22,338,228	21,949,233
Average common shares outstanding, diluted	22,418,284	21,965,067	22,338,228	21,949,233

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
		(Restated)
Operating Activities

Net loss	$(322)	$(438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	323	169
Depreciation and amortization	351	322
Deferred compensation amortization	18	35
Issuance of stock in lieu of directors fees	18	-
Non-cash equity in losses (income) of equity method investees:
Fairways Frisco, LP	284	290
Ampco Partners	(68)	(60)
Income from early extinguishment of debt	(100)	-
Loss on sale of property and equipment	3	1
Minority interest	30	(29)
Discontinued operations - Note 2	(230)	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	275	893
Inventories	152	(22)
Prepaid expenses and other assets	(421)	(174)
Accounts payable	(935)	263
Accrued expenses	(596)	(558)
Net cash provided by (used in) continuing operations	(1,218)	692
Net cash provided by discontinued operations	230	-
Net cash provided by (used in) operating activities	(988)	692

Investing Activities

Distributions from limited partnerships	55	78
Purchases of property and equipment	(115)	(456)
Distributions to limited partners	(31)	-
Investment in limited partnerships	-	(845)
Net cash used in investing activities	(91)	(1,223)

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(000's omitted)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
		(Restated)
Financing Activities

Proceeds from exercise of common stock purchase options	48	-
Proceeds from sale of limited partnership interests	230	230
Payments on notes payable	(1,523)	(358)
Proceeds from notes payable	985	30
Net cash used in financing activities	(260)	(98)

Net change in cash and cash equivalents	(1,339)	(629)
Cash and cash equivalents at beginning of period	$3,221	$1,868

Cash and cash equivalents at end of period	$1,882	$1,239

Supplemental Cash Flow Information:
Cash paid for income taxes	$106	$269
Cash paid for interest on notes payable	$327	$396
Noncash investing activities:
Indemnification liability recorded	$-	$220

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The consolidated results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The December 31, 2005 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Restatement
The Company previously restated its condensed consolidated financial statements for the three month period ended June 30, 2005 included herein to reflect a change in the accounting for its investment in Fairways Frisco, L.P. (“Fairways Frisco”) from the cost method to the equity method of accounting. This restatement was reported on its Form 10-Q/A (Amendment No. 1) filed on January 13, 2006.

As of June 30, 2005, the Company owned approximately 15% of the limited partnership interests in Fairways Frisco. The Company originally used the cost method to account for its investment in Fairways Frisco because it believed its investment was minor, it had no influence over the operations or financial policies of Fairways Frisco and it had no obligation to fund the operating losses or debts of Fairways Frisco. However, under EITF Topic D-46, the SEC considers all investments of greater than 3 to 5 percent in real estate limited partnerships to be more than minor, and therefore must be accounted for under the equity method.

The restatement records the Company’s equity in the net loss of Fairways Frisco for the three month period ended June 30, 2005 as a reduction of its investment on the accompanying condensed balance sheet and as a loss from equity method investments in the accompanying condensed statements of operations.

This adjustment had no impact on the net change in cash and cash equivalents for the three month period ended June 30, 2005. The adjustment also had no impact on the Company’s obligations to fund any operating losses or debts of Fairways Frisco. The Company is not obligated under the Fairways Frisco limited partnership agreement to fund any operating losses or debts of Fairways Frisco.

The following is a summary of the changes to the condensed consolidated financial statements:

	As of June 30, 2005
	Restated	Previously
	Amount	Reported

Balance Sheet:
Equity method investments	$1,167,000	$1,457,000
Total assets	20,148,000	20,438,000
Total stockholders' equity	2,476,000	2,766,000
Total liabilities and stockholders' equity	20,148,000	20,438,000

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity

Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries (“DHI”)	Healthcare products and services provided through retail pharmacies, including specialty compounding pharmacy services, and home infusion therapy centers

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc., ASE Investments Corporation	Corporate administration, investments in Ampco Partners, Ltd., Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P.

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003, 2004 and 2005.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership

April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	24.75%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	11%[1]

1 The Company was the initial limited partner in Fairways Frisco, L.P. (“Fairways Frisco”), which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco L.P. subsequently sold additional limited partnership interests and the Company now owns approximately 11% of Fairways Frisco, L.P.

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

Please see Note 10 “Business Segment Information” in the notes hereto for additional information.

Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Ascendant Solutions, Inc. and all subsidiaries for which the Company has significant influence over operations. All intercompany balances and transactions have been eliminated. The limited partnership interests for the subsidiaries and related minority interests are included on the balance sheet as Minority Interests.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized at fair value in financial statements.

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

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. The unrecognized compensation cost related to these options is not material and as a result, the implementation of Statement 123R will not have a material impact on the Company’s results of operations. See Note 9 for additional disclosures under Statement 123R.

The Company accounts for its employee stock options and stock based awards under the fair value provisions of Statement 123R, which was adopted effective January 1, 2006, whereby stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). See Note 9 for additional information about the Company’s Stock Based Compensation.

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

2.	Discontinued Operations

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business. In connection with the decision to retain the operations of Park InfusionCare, DHI entered into an employment agreement on May 18, 2006 with Scott R. Holtmyer to be the Vice President of its Park InfusionCare infusion therapy business.

The Company began reporting the results of Park InfusionCare as a discontinued operation in its September 30, 2005 quarterly report on Form 10-Q. As a result of the board of directors decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations in its June 30, 2006 quarterly report on Form 10-Q.

The Company had previously recorded an estimated charge of $230,000 for employee retention costs directly related to any potential disposition or strategic transaction for Park InfusionCare. As no such transaction was consummated, none of these retention costs were paid and the Company has recorded a reversal of this accrual as part of results from discontinued operations in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2 005. All other Park InfusionCare amounts in this Form 10-Q for the three and six month periods ended June 30, 2006 and 2005 have been reported as part of continuing operations.

3.	Trade Accounts Receivable

Trade accounts receivable comprised the following:
	June 30,	December 31,
	2006	2005
Healthcare:
Trade accounts receivable	$3,761,000	$3,878,000
Less - allowance for doubtful accounts	(630,000)	(596,000)
	$3,131,000	$3,282,000
Real Estate Advisory Services:
Trade accounts receivable	$1,379,000	$1,826,000
Less - allowance for doubtful accounts	-	-
	$1,379,000	$1,826,000

	$4,510,000	$5,108,000

DHI’s trade accounts receivable consists primarily of amounts receivable from third-party payors (insurance companies and governmental agencies) under various medical reimbursement programs, institutional healthcare providers, individuals and others and are not collateralized. Certain receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. DHI reduces its accounts receivable by an allowance for the amounts deemed to be uncollectible. In general, an allowance for retail pharmacy accounts aged in excess of 60 days is established. Accounts that management has ultimately determined to be uncollectible are written off against the allowance.

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 15.2% and 18.1% of total accounts receivable at June 30, 2006 and December 31, 2005, respectively. No other single customer or third-party payor accounted for more than 10% of DHI’s accounts receivable at June 30, 2006 or December 31, 2005, respectively

The Company’s real estate advisory services operations grant credit to customers of various sizes and provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the three months ended June 30, 2006, the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer totaling approximately $747,000 which represents 26.2% of total real estate advisory services revenue, and it derived revenues in excess of ten percent from two customers totaling $1,340,000, which represents 50.2% of total real estate advisory services revenue for the three months ended June 30, 2005.

For the six months ended June 30, 2006 and 2005, the Company’s real estate advisory services operations derived revenues in excess of ten percent from two customers totaling approximately $2,310,000 which represents 37.4% of total real estate advisory services revenue and $2,166,000, which represents 35.4% of total real estate advisory services revenue, respectively.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

4.	Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period.  No effect has been given to outstanding options or warrants in the diluted computation for the three and six month periods ended June 30, 2006 and 2005, respectively, as their effect would be anti-dilutive due to the net loss. The number of potentially dilutive stock options and warrants excluded from the computation for the three and six month periods ended June 30, was approximately 449,823 and 487,893 in 2006 and 1,066,000 and 1,019,000 in 2005, respectively. A reconciliation of basic and diluted income (loss) per common share follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Loss from continuing operations, net of taxes	$(410,000)	$(439,000)	$(552,000)	$(438,000)
Income from discontinued operations, net of taxes	230,000	-	230,000	-
Net loss	$(180,000)	$(439,000)	$(322,000)	$(438,000)

Weighted average common shares outstanding-Basic	22,418,284	21,965,067	22,338,228	21,949,233
Effect of dilutive stock options and warrants	-	-	-	-
Weighted average common shares outstanding-Diluted	22,418,284	21,965,067	22,338,228	21,949,233

Basic earnings per share from:
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Discontinued operations	0.01	-	0.01	-
Basic net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Diluted earnings per share from:
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Discontinued operations	0.01	-	0.01	-
Diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

5.	Equity Method Investments

Equity method investments comprised the following:
	Ownership	June 30,	December 31,
	%	2006	2005

Ampco Partners, Ltd.	10%	$255,000	$242,000
Fairways NJ 03, LP	20%	162,000	162,000
Fairways Frisco, LP	11%	398,000	682,000
		$815,000	$1,086,000

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statements of operations comprised the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Ampco Partners, Ltd.	$33,000	$36,000	$68,000	$60,000
Fairways 03 New Jersey, LP	-	45,000	-	95,000
Fairways Frisco, L.P.	(154,000)	(215,000)	(284,000)	(290,000)
	$(121,000)	$(134,000)	$(216,000)	$(135,000)

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,219,000 and its cumulative equity in the losses of Fairways Frisco of $821,000. The Company received no distributions from Fairways Frisco during the three and six month periods ended June 30, 2006 and 2005, respectively. Summarized unaudited financial information for Fairways Frisco is included below:

	June 30,	December 31,
	2006	2005

Total assets	$56,941,000	$54,551,000
Notes payable	53,974,000	51,703,000
Total partnership capital	1,738,000	1,401,000
Total liabilities and partnership capital	$56,941,000	$54,551,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Total revenue	$574,000	$311,000	$1,202,000	$311,000
Operating expenses	1,595,000	2,109,000	3,072,000	2,153,000
Interest expense	698,000	422,000	1,476,000	422,000
Equity in losses of Frisco Square Partnerships	-	(125,000)	-	(622,000)
Minority interest	334,000	888,000	871,000	888,000
Net loss	$(1,385,000)	$(1,457,000)	$(2,475,000)	$(1,998,000)

6.	Prepaid Expenses

Prepaid expenses comprised the following:

	June 30,	December 31,
	2006	2005

Prepaid insurance	$258,000	$168,000
Deferred tenant representation costs	228,000	94,000
Prepaid marketing costs	117,000	13,000
Prepaid rent	62,000	62,000
Other prepaid expenses	83,000	115,000
	$748,000	$452,000

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

7.	Notes Payable

Notes payable comprised the following:

	June 30,	December 31,
	2006	2005
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$713,000	$528,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007.	3,309,000	3,471,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007.	438,000	459,000
AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	675,000	693,000
Insurance premium finance note payable
Term note in the principal amount of $150,000, payable in 9 equal installments of $17,098 through January 2007, interest payable at the fixed rate of 6.25%, secured by DHI's property & casualty insurance policies.	117,000	-
CPOC Acquisition Note payable to Kevin Hayes
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5%, payable monthly, principal payable quarterly from the Company's equity interest in the operating cashflow of CPOC and secured by the assets of CPOC	-	6,182,000
CPOC term note payable to First Republic Bank
Term note in the principal amount of $5.3 million, due June 1, 2009, interest at Bank of America prime rate minus 0.25% (7.75% at June 30, 2006) payable monthly, principal of $300,000 payable quarterly with a balloon payment of $1,700,000 due on June 1, 2009 and secured by the assets of CPOC	5,300,000	-
Capital lease obligations, secured by equipment	196,000	266,000
Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7%, secured by all property and equipment of Ascendant Solutions, Inc.	19,000	23,000
Unsecured term note payable in the principal amount of $225,000, interest only payable monthly at the Comerica Bank prime rate plus 1.00% (8.25% at December 31, 2006), principal due on February 1, 2006. Paid in full January 2006	-	225,000
Term note payable to affiliate
Term note payable to Ampco Partners, Ltd., interest at Bank of Texas prime rate plus 4.00% (12.25% at June 30, 2006), secured by the Company's distributions from and partnership interest in Ampco Partners, Ltd., principal and accrued interest due on demand	500,000	-
Insurance premium finance note payable
Term note payable in the principal amount of $86,250, payable in 9 equal installments of $9,804 through August 2006, interest payable at the fixed rate of 5.50%, secured by the Company's directors & officers insurance policies.	19,000	76,000
	11,286,000	11,923,000
Less current portion	(6,478,000)	(1,049,000)
	$4,808,000	$10,874,000

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

The aggregate maturities of notes payable for the 12 months ended June 30 are as follows:

2007	$6,478,000
2008	1,305,000
2009	3,503,000
$11,286,000

The Bank of Texas credit facility contains a borrowing base formula with which the Company must comply. If the outstanding borrowings under the facility exceed the borrowing base, the Company is obligated to make additional principal payments to reduce the outstanding borrowings. As of June 30, 2006 and December 31, 2005, the Company was in compliance with this borrowing base requirement.

On June 8, 2006, ASDS of Orange County, Inc. (“ASDS”), a wholly owned subsidiary of the Company, entered into a credit agreement with First Republic Bank for a $5.3 million term note (“Term Note”) and CRESA Partners of Orange County, LP (“CPOC”), of which ASDS is a majority limited partner, entered into a $500,000 revolving line of credit (the “Revolver”). The proceeds from the Term Note were used to retire the outstanding balance owed to Kevin Hayes under a note payable (the “Acquisition Note”) pursuant to the acquisition of CRESA Partners of Orange County, Inc. in 2004. The Acquisition Note had an interest rate equal to the prime rate plus 0.50% and a maturity date of May 1, 2007. The Acquisition Note was retired at a discount of approximately $100,000 to its outstanding principal balance of $ 5,400,000. This discount is included in other income in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2006.

The Term Note bears interest at the prime rate minus 0.25% and is payable monthly. Principal payments of $300,000 are due quarterly on the note, with a balloon principal payment of $1.7 million due on June 1, 2009. The Term Note is secured by substantially all assets of ASDS and is cross-collateralized with the Revolver. Outstanding advances under the Revolver will bear interest at the First Republic Bank prime rate minus 0.50% and is payable monthly. The Revolver is secured by substantially all assets of CPOC and is cross-collateralized with the Term Note.

Both the Term Note and the Revolver are subject to certain financial covenants including a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service and a limit on annual capital expenditures. The Term Note is being guaranteed by CPOC. The Term Note and the Revolver are also being personally guaranteed, subject to certain limits, by certain officers and minority limited partners of CPOC. The Company is not paying any compensation to the individuals providing these guaranties.

8.	Commitments and Contingencies

The Company leases its healthcare, real estate advisory service and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $363,000 for the three months ended June 30, 2006.

Future minimum lease payments under non-cancelable operating leases for the twelve months ending June 30 are as follows:

2007	$1,307,000
2008	1,028,000
2009	987,000
2010	989,000
2011	488,000
Thereafter	2,149,000
$6,948,000

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

9.	Stock Based Compensation

Under the Company’s 2002 Equity Incentive Plan, it can issue up to 2,000,000 shares of restricted stock to employees and non-employee directors pursuant to restricted stock agreements. Under the restricted stock agreements, the restricted shares will vest annually over a three-year period, or such other restriction period as the Company’s Board of Directors may approve.

As of June 30, 2006, the following shares had been issued under the 2002 Equity Incentive Plan:

	Number of	Shares Vested
Year of Issuance:	Shares	at June 30, 2006	Non-Vested
2002	435,000	435,000	-
2003	-	-	-
2004	67,500	28,333	39,167
2005	47,500	30,833	16,667
2006	40,717	30,717	10,000
	590,717	524,883	65,834

Deferred compensation equivalent to the market value of restricted common shares at date of issuance is reflected in stockholders’ equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $9,000 and $20,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $18,000 and $35,000 for the six month periods ended June 30, 2006 and 2005, respectively. The Company has not recognized any tax benefit related to this deferred compensation expense due to the existence of its federal tax net operating loss carryforward. During the three month period ended June 30, 2006, the Company issued 14,808 shares of restricted common stock to a non-employee director in lieu of paying cash for quarterly directors’ fees. The fair value of these shares was $8,750 based on the share price of the shares on the date of grant. This amount is also equal to the cash amount that would have been paid for the director’s fees, and is included in selling, general and administrative expense for the three months ended June 30, 2006. The Company has deferred compensation expense of approximately $55,000 at June 30, 2006 which will be recognized over the weighted average remaining life of the unvested restricted shares of approximately 18 months.

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. As of June 30, 2006 and December 31, 2005 respectively, options to purchase 715,000 and 915,000 shares of common stock were outstanding under the Plan.

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

Following is a summary of the activity of the Plan:

		Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, December 31, 2005	915,000	$0.26
Granted in 2006	-	-
Exercised in 2006	(200,000)	0.24
Canceled in 2006	-	-
Outstanding, June 30, 2006	715,000	0.26

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Additional information regarding options outstanding as of June 30, 2006 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	# Outstanding	Weighted Avg. Remaining Contractual Life (Yrs.)	# Exercisable	Weighted Avg. Exercise Price
$1.00	30,000	2.70	30,000	$1.00
$0.24	685,000	5.71	685,000	$0.24
	715,000		715,000	$0.26

Had compensation cost been recognized consistent with SFAS No. 123R, the Company’s net loss attributable to common stockholders and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the three and six month periods ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income (loss) attributable to common stockholders as reported	$(439,000)	$(438,000)

Total stock-based employee compensation included in reported net income (loss), net of related tax effects	20,000	35,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,000)	(6,000)

Pro forma net income (loss)	$(422,000)	$(409,000)

Net income (loss) per share:
Basic - as reported	$(0.02)	$(0.02)
Basic - pro forma	$(0.02)	$(0.02)
Diluted - as reported	$(0.02)	$(0.02)
Diluted - pro forma	$(0.02)	$(0.02)

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and six month periods ended June 30, 2006 and 2005 are as follows (000’s omitted):

	Three Months Ended June 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Revenue	$10,021	$9,892	$2,868	$2,684	$-	$-	$12,889	$12,576
Cost of sales	7,202	6,674	1,817	1,783	-	-	9,019	8,457
Gross profit	2,819	3,218	1,051	901	-	-	3,870	4,119
Other income	69	1	100	-	8	35	177	36
Equity in income (losses) of equity method investees	-	-	-	-	(121)	(134)	(121)	(134)
Discontinued operations	230	-	-	-	-	-	230	-
Net income	$(58)	$(76)	$291	$6	$(413)	$(369)	$(180)	$(439)
Plus:
Interest Expense (Income)	86	84	106	110	3	(5)	195	189
Taxes	-	-	28	17	3	-	31	17
Depreciation &
Amortization	117	85	70	77	6	3	193	165
Discontinued operations	(230)	-	-	-	-	-	(230)	-
EBITDA from continuing operations	$(85)	$93	$495	$210	$(401)	$(371)	$9	$(68)

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Revenue	$19,961	$19,717	$6,532	$6,128	$-	$-	$26,493	$25,845
Cost of sales	14,132	13,326	3,941	3,832	-	-	18,073	17,158
Gross profit	5,829	6,391	2,591	2,296	-	-	8,420	8,687
Other income	91	4	100	(1)	12	35	203	38
Equity in income (losses) of equity method investees	-	-	-	-	(216)	(135)	(216)	(135)
Discontinued operations	230	-	-	-	-	-	230	-
Net income	$(241)	$(205)	$713	$459	$(794)	$(692)	$(322)	$(438)
Plus:
Interest Expense (Income)	169	169	211	210	(1)	(12)	379	367
Taxes	-	-	73	77	12	-	85	77
Depreciation &
Amortization	194	171	145	146	12	5	351	322
Discontinued operations	(230)	-	-	-	-	-	(230)	-
EBITDA from continuing operations	$(108)	$135	$1,142	$892	$(771)	$(699)	$263	$328

	June 30, 2006 and December 31, 2005
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Total assets	$7,460	$8,631	$10,724	$11,341	$1,637	$2,026	$19,821	$21,998

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

Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this report, the words “expects,” “intends,” “plans,” and “anticipates” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information; additionally, the Company’s actual results may differ materially from the results discussed here. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report. Furthermore, see the Company’s most recent Form 10-K for the year ended December 31, 2005, including the section titled “Risks Related to Our Business,” “Risks Specific to Operating Subsidiaries,” “Risks Related to Our Investments in Real Estate,” and “Other Risks.” These risks and uncertainties include, but are not limited to, (a) the following general risks: our limited funds and risks of not obtaining additional funds, certain of our subsidiaries are highly leveraged, potential difficulties in integrating and managing our subsidiaries, our dependence upon management, our dependence upon a small staff, certain subsidiaries accounting for a significant percentage of revenue, unforeseen acquisition costs, the potential for future leveraged acquisitions, restrictions on the use of net operating loss carryforwards, and the difficulty in predicting operations; (b) the following risks to Dougherty’s Holdings, Inc.: extensive regulation of the pharmacy business, the competitive nature of the retail pharmacy industry, third party payor attempts to reduce reimbursement rates, difficulty in collecting accounts receivable, dependence upon a single pharmaceutical products supplier, price increases as a result of our potential failure to maintain sufficient pharmaceutical sales, shortages in qualified employees, and liability risks inherent in the pharmaceutical industry; (c) the following risks to CRESA Partners of Orange County, L.P.: the size of our competitors, our concentration on the southern California real estate market, the variance of financial results among quarters, the inability to retain senior management and/or attract and retain qualified employees, the regulatory and compliance requirements of the real estate brokerage industry and the risks of failing to comply with such requirements, and the potential liabilities that arise from our real estate brokerage activities; (d) the following risks to our investments in real estate: our dependence on tenants for lease revenues, the risks inherent in real estate development activities, the general economic conditions of areas in which we focus our real estate development activities, the risks of natural disasters, the illiquidity of real estate investments; and (e) the following other risks: a majority of our common stock is beneficially owned by our principal stockholders, officers and directors, relationships and transactions with related parties, our stock is not traded on NASDAQ or a national securities exchange, effect of penny stock regulations, and litigation.

In addition to the aforementioned risk factors, our future operating results are difficult to predict. Factors that are likely to cause varying results include our ability to profitably operate DHI and CPOC and to pay the principal and interest on the significant debt incurred to make these acquisition; our success with the investments in, and operations of Ampco, Capital Markets and our participation in Fairways transactions; our ability to operate Park InfusionCare; the results of our investments in real estate; fluctuations in general interest rates; the availability and cost of capital to us; the existence and amount of unforeseen acquisition costs; and our ability to locate and successfully acquire or develop one or more business enterprises.

The Company

Ascendant Solutions, Inc. (“we,” “us,” or “the Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 205, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company which is seeking to, or has invested in, or acquired, healthcare, manufacturing, distribution or service companies. We are organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. A detailed discussion of our business segments is included in our Form 10-K for the year ended December 31, 2005.

Healthcare

Our healthcare segment consists of Dougherty’s Holdings, Inc. (“DHI”), which operates specialty retail pharmacies. Based in Dallas, Texas, DHI operates (i) Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, and (ii) three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man”, and (iii) three infusion therapy facilities in Dallas, San Antonio and Houston, Texas under the name “Park InfusionCare.”.

Real Estate Advisory Services

Our real estate advisory services segment consists of (i) CRESA Capital Markets Group, L.P., a subsidiary in which the Company owns 80% of the issued and outstanding limited partnership interests, (ii) our wholly owned subsidiary ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. (“ASDS”), and (iii) CRESA Partners of Orange County, LP. (“CPOC”), a subsidiary in which the Company owns 99% of the issued and outstanding limited partnership interests.

Corporate & Other Businesses

Our corporate & other businesses segment includes investments in and results from investments in unconsolidated subsidiaries. The investments and investment results included in this segment are from the following entities: Ampco Partners, Ltd., Fairways Frisco, LP and Fairways 03 New Jersey, LP.

Discontinued Operations

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business. In connection with the decision to retain the operations of Park InfusionCare, DHI entered into an employment agreement on May 18, 2006 with Scott R. Holtmyer to be the Vice President of its Park InfusionCare infusion therapy business.

The Company began reporting the results of Park InfusionCare as a discontinued operation in its September 30, 2005 quarterly report on Form 10-Q. As a result of the board of directors decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations in its June 30, 2006 quarterly report on Form 10-Q.

The Company had previously recorded an estimated charge of $230,000 for employee retention costs directly related to any potential disposition or strategic transaction for Park InfusionCare. As no such transaction was consummated, none of these retention costs were paid and the Company has recorded a reversal of this accrual as part of results from discontinued operations in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005. All other Park InfusionCare amounts in this Form 10-Q for the three and six month periods ended June 30, 2006 and 2005 have been reported as part of continuing operations.

Results of Operations: Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005 (000’s Omitted)
	Three Months Ended June 30,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
Revenue	$10,021	$9,892	$129	$2,868	$2,684	$184
Cost of Sales	7,202	6,674	528	1,817	1,783	34
Gross Profit	2,819	3,218	(399)	1,051	901	150
Operating expenses	3,090	3,211	(121)	723	785	(62)
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	69	1	68	100	-	100
Interest income (expense), net	(86)	(84)	(2)	(106)	(110)	4
Minority interests	-	-	-	(3)	17	(20)
Income tax provision	-	-	-	(28)	(17)	(11)
Discontinued operations	230	-	230	-	-	-
Net income	$(58)	$(76)	$18	$291	$6	$285
Plus:
Interest (income) expense, net	$86	$84	$2	$106	$110	$(4)
Income tax provision	-	-	-	28	17	11
Depreciation & Amortization	117	85	32	70	77	(7)
Discontinued operations	(230)	-	(230)	-	-	-
EBITDA from continuing operations	$(85)	$93	$(178)	$495	$210	$285

	Three Months Ended June 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
Revenue	$-	$-	$-	$12,889	$12,576	$313
Cost of Sales	-	-	-	9,019	8,457	562
Gross Profit	-	-	-	3,870	4,119	(249)
Operating expenses	294	275	19	4,107	4,271	(164)
Equity in income (losses) of equity method investees	(121)	(134)	13	(121)	(134)	13
Other income	8	35	(27)	177	36	141
Interest income (expense), net	(3)	5	(8)	(195)	(189)	(6)
Minority interests	-	-	-	(3)	17	(20)
Income tax provision	(3)	-	(3)	(31)	(17)	(14)
Discontinued operations	-	-	-	230	-	230
Net income	$(413)	$(369)	$(44)	$(180)	$(439)	$29
Plus:
Interest (income) expense, net	$3	$(5)	$8	$195	$189	$6
Income tax provision	3	-	3	31	17	14
Depreciation & Amortization	6	3	3	193	165	28
Discontinued operations				(230)	0	(230)
EBITDA from continuing operations	$(401)	$(371)	$(30)	$9	$(68)	$77

Healthcare

Revenues
Total revenues increased $129,000 during the second quarter of 2006 to $10,021,000. This represents a 1.3% increase over revenue of $9,892,000 in the second quarter of 2005. The increase includes a 3.4% increase in the number of retail pharmacy prescriptions filled. The increase in revenue of $1,020,000 or 13.7% at the retail pharmacies is offset by a decrease of $891,000 or 36.2% of revenue at Park InfusionCare. The decrease in infusion revenue is due to a decrease in the number of patient therapies and the impact on ongoing business from the Company’s prior announcement in November 2005 of the plans to discontinue operations.

Cost of sales
The cost of sales increased $528,000 during the second quarter of 2006 to $7,202,000 or 71.9% of revenues. Cost of sales in the second quarter of 2005 was $6,674,000 or 67.5% of revenues. The overall increase in cost of sales is due to increased volume of retail pharmacy prescriptions filled and an increase in the cost of retail pharmacy and infusion therapy drugs. DHI performed a physical inventory count at June 30, 2006, and as a result it recorded a charge to cost of sales for inventory shrinkage of $169,000 in the second quarter of 2006 as compared to only $27,000 in the same quarter of 2005.

Gross profit
Gross profit decreased $399,000 as a result of the factors discussed in Revenues and Cost of sales above. Gross profit was 28.1% of revenue in the second quarter of 2006 as compared to 32.5% of revenue in the second quarter of 2005.

Operating expenses
Operating expenses decreased $121,000 from $3,211,000 in the second quarter of 2005 to $3,090,000 in the second quarter of 2006. The decrease in healthcare operating expenses is due to reduced headcount in certain retail pharmacies and at Park InfusionCare, as well as a reduction in overhead expenses at the corporate office.

Real Estate Advisory Services

Revenue
Revenue increased $184,000 from $2,684,000 in the second quarter of 2005 to $2,868,000 during the second quarter of 2006. The increase is due to an increase of $181,000 in revenue earned by CPOC. The revenue increase is due to an increase in commissions received for tenant representation services in the second quarter of 2006.

Cost of Sales
Cost of sales was $1,817,000 for the second quarter of 2006, representing 63.4% of revenue. By comparison, cost of sales was $1,783,000 or 66.4% of revenue in the second quarter of 2005. The decrease in the cost of sales percentage is due to a decrease in broker commissions paid as a percentage of total revenue. Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets. Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating Expenses decreased $62,000 from $785,000 in the second quarter of 2005 to $723,000 for the second quarter of 2006. The decrease in operating expenses is due mostly to a $68,000 decrease in expenses for CRESA Capital Markets Group as a result of its management agreement with Fairways Equities, under which it only incurs expenses when revenues are earned from a real estate advisory transaction closing. This agreement was implemented in the third quarter of 2005.

Income tax provision
The income tax provision increased $11,000 in the second quarter of 2006. The increase is due to an increase in net income before taxes at CPOC. The income tax provision represents the California state income tax expense for CPOC. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses increased $19,000 from $275,000 in the second quarter of 2005 to $294,000 in the second quarter of 2006 and is primarily comprised of increased expenses for payroll and professional fees in the normal course of business.

Equity in income (losses) of equity method investees
Equity in income (losses) of equity method investees decreased $13,000 from ($134,000) during the second quarter of 2005 to ($121,000) for the second quarter of 2006. Equity in income (losses) of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the income (losses) of Ampco Partners, Ltd., Fairways 03 New Jersey, L.P., Fairways 36864, L.P. and Fairways Frisco, LP as follows:

	Three Months Ended June 30,
	2006	2005

Ampco Partners, Ltd.	$33,000	$36,000
Fairways 03 New Jersey, LP	-	45,000
Fairways Frisco, L.P.	(154,000)	(215,000)
	$(121,000)	$(134,000)

The equity in losses of Fairways Frisco represents our share of the net loss of Fairways Frisco for the three months ended June 30, 2006 and 2005, respectively. We made our initial investment in Fairways Frisco on December 31, 2004, and accordingly no equity in income (losses) of Fairways Frisco was recorded in 2004. These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Results of Operations: Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005 (000’s Omitted)
	Six Months Ended June 30,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
Revenue	$19,961	$19,717	$244	$6,532	$6,128	$404
Cost of Sales	14,132	13,326	806	3,941	3,832	109
Gross Profit	5,829	6,391	(562)	2,591	2,296	295
Operating expenses	6,222	6,431	(209)	1,672	1,578	94
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	91	4	87	100	(1)	101
Interest income (expense), net	(169)	(169)	-	(211)	(210)	(1)
Minority interests	-	-	-	(22)	29	(51)
Income tax provision	-	-	-	(73)	(77)	4
Discontinued operations	230	-	230	-	-	-
Net income	$(241)	$(205)	$(36)	$713	$459	$254
Plus:
Interest (income) expense, net	$169	$169	$-	$211	$210	$1
Income tax provision	-	-	-	73	77	(4)
Depreciation & Amortization	194	171	23	145	146	(1)
Discontinued operations	(230)	-	(230)	-	-	-
EBITDA from continuing operations	$(108)	$135	$(243)	$1,142	$892	$250

	Six Months Ended June 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
Revenue	$-	$-	$-	$26,493	$25,845	$648
Cost of Sales	-	-	-	18,073	17,158	915
Gross Profit	-	-	-	8,420	8,687	(267)
Operating expenses	571	604	(33)	8,465	8,613	(148)
Equity in income (losses) of equity method investees	(216)	(135)	(81)	(216)	(135)	(81)
Other income	12	35	(23)	203	38	165
Interest income (expense), net	1	12	(11)	(379)	(367)	(12)
Minority interests	(8)	-	(8)	(30)	29	(59)
Income tax provision	(12)	-	(12)	(85)	(77)	(8)
Discontinued operations	-	-	-	230	-	230
Net income	$(794)	$(692)	$(102)	$(322)	$(438)	$116
Plus:
Interest (income) expense, net	$(1)	$(12)	$11	$379	$367	$12
Income tax provision	12	-	12	85	77	8
Depreciation & Amortization	12	5	7	351	322	29
Discontinued operations	-	-	-	(230)	-	(230)
EBITDA from continuing operations	$(771)	$(699)	$(72)	$263	$328	$(65)

Healthcare

Revenues
Total revenues increased $244,000 during the six month period ended June 30, 2006 to $19,961,000. This represents a 1.2% increase over revenue of $19,717,000 in the six month period ended June 30, 2005. The increase is due to a 3.5% increase in the number of retail pharmacy prescriptions filled, plus an increase in prices for retail pharmacy prescriptions. The increase in revenue of $1,575,000 or 10.6% at the retail pharmacies is offset by a decrease of $1,331,000 or 27.5% of revenue at Park InfusionCare. The decrease in infusion revenue is due to a decrease in the number of patient therapies and the impact on ongoing business from the Company’s prior announcement in November 2005 of the plans to discontinue operations.

Cost of sales
The cost of sales increased $806,000 during the six month period ended June 30, 2006 to $14,132,000 or 70.8% of revenues. Cost of sales in the six month period ended June 30, 2005 was $13,326,000 or 67.6% of revenues. The overall increase in cost of sales is due to increased volume of retail pharmacy prescriptions filled and an increase in the cost of retail pharmacy and infusion therapy drugs. DHI performed a physical inventory count at June 30, 2006, and as a result it recorded a charge to cost of sales for inventory shrinkage of $195,000 in the six month period ended June 30, 2006 as compared to only $68,000 in the same six month period ended June 30, 2005.

Gross profit
Gross profit decreased $562,000 as a result of the factors discussed in Revenues and Cost of sales above. Gross profit was 29.2% of revenue in the six month period ended June 30, 2006 as compared to 32.4% of revenue in the six month period ended June 30, 2005.

Operating expenses
Operating expenses decreased $209,000 from $6,431,000 in the six month period ended June 30, 2005 to $6,222,000 in the six month period ended June 30, 2006. The decrease in healthcare operating expenses is due to reduced headcount in certain retail pharmacies and at Park InfusionCare, as well as a reduction in overhead expenses at the corporate office.

Real Estate Advisory Services

Revenue
Revenue increased $404,000 from $6,128,000 in the six month period ended June 30, 2005 to $6,532,000 during the six month period ended June 30, 2006. The increase is due mostly to an increase of $339,000 in revenue earned by CRESA Capital Markets Group. The revenue increase at CRESA Capital Markets Group is due to fees received from the closing of an advisory transaction in the six month period ended June 30, 2006 as compared to no transaction fees earned in the six month period ended June 30, 2005.

Cost of Sales
Cost of sales was $3,941,000 for the six month period ended June 30, 2006, representing 60.3% of revenue. By comparison, cost of sales was $3,832,000 or 62.5% of revenue in the six month period ended June 30, 2005. The decrease in the cost of sales percentage is due to a decrease in broker commissions paid as a percentage of total revenue. Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating Expenses increased $94,000 from $1,578,000 in the six month period ended June 30, 2005 to $1,672,000 for the six month period ended June 30, 2006. The increase includes professional bonus and management fee expenses which are paid based on a percentage of revenue earned by CRESA Capital Markets Group. Operating expenses at CPOC also increased due to higher facilities and travel & entertainment expenses.

Income tax provision
The income tax provision declined $4,000 in the six month period ended June 30, 2006. The decline is due to a decline in net income before taxes at CPOC. The income tax provision represents the California state income tax expense for CPOC. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses decreased $33,000 from $604,000 in the six month period ended June 30, 2005 to $571,000 in the six month period ended June 30, 2006 and is primarily comprised of decreased expenses for directors & officers insurance, legal expenses and stock compensation.

Equity in income (losses) of equity method investees
Equity in income (losses) of equity method investees increased $81,000 from ($135,000) during the six month period ended June 30, 2005 to ($216,000) for the six month period ended June 30, 2006. Equity in income (losses) of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the income (losses) of Ampco Partners, Ltd., Fairways 03 New Jersey, L.P., Fairways 36864, L.P. and Fairways Frisco, LP as follows:

	Six Months Ended June 30,
	2006	2005

Ampco Partners, Ltd.	$68,000	$60,000
Fairways 03 New Jersey, LP	-	95,000
Fairways Frisco, L.P.	(284,000)	(290,000)
	$(216,000)	$(135,000)

The equity in losses of Fairways Frisco represents our share of the net loss of Fairways Frisco for the three months ended June 30, 2006 and 2005, respectively. We made our initial investment in Fairways Frisco on December 31, 2004, and accordingly no equity in income (losses) of Fairways Frisco was recorded in 2004. These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Liquidity and Capital Resources

As of June 30, 2006, we had a working capital deficit of approximately $(1.2) million as compared to working capital of approximately $4.5 million at December 31, 2005. This decrease is due to $4.5 million of notes payable included as a current liability at June 30, 2006, which were classified as long term at December 31, 2005. These notes payable related to the Healthcare segment are contractually due in March 2007. The Company has had ongoing discussions with various banks interested in refinancing these Healthcare notes payable. The Company intends to continue pursuing all available alternatives for the refinancing or payoff of these notes payable. However, the Company can provide no assurance that it will be successful in refinancing these notes payable. The decrease in working capital is also due to the addition of a term note payable to Ampco Partners, Ltd. in the amount of $500,000 which is included as a current liability.  The proceeds of this note will be used for general operating purposes, including, but not limited, to the funding of working capital needs for Park InfusionCare.

As of June 30, 2006, we had cash and cash equivalents of approximately $1.9 million as compared to approximately $3.2 million at December 31, 2005. The decrease is primarily the result of cash flow used in operating activities for the six month period ended June 30, 2006 of $988,000. The overall decrease in cash also includes payments on notes payable of $1.5 million offset by cash borrowed on notes payable of $985,000.

Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Cash Flow

Since December 31, 2005, we have decreased our cash balances by approximately $1.3 million, of which approximately $1.5 million is due to the reduction of outstanding notes payable. In addition, we have borrowed $985,000 under notes payable and we had cash used in operating activities of $988,000.

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

Off Balance Sheet Arrangements

The Company had previously guaranteed the CPOC Acquisition Note (as more fully described in the Company’s Form 10-K for the year ended December 31, 2004) in the amount of $ 6.9 million in connection with its acquisition of CRESA Partners of Orange County, Inc. on May 1, 2004. The Acquisition Note was refinanced by a bank in June 2006 and the Company is no longer a guarantor of this debt. There were no payments made on the Acquisition Note pursuant to the Company’s guarantee obligation.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at June 30, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

Contractual Obligations	Payments due by Period
As of June 30, 2006	($-000's omitted)
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,307,000	$3,004,000	$488,000	$2,149,000	$6,948,000
Notes Payable	6,478,000	4,808,000	-	-	11,286,000

Total	$7,785,000	$7,812,000	$488,000	$2,149,000	$18,234,000

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

Recent Accounting Pronouncement.
In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment, which required that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized in financial statements.

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

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. We are exposed to interest rate risk as a result of CPOC’s term note payable to First Republic Bank, which bears interest payable monthly at the prime rate minus 0.25% per annum. We are also exposed to interest rate risk under our term note payable to Ampco Partners, Ltd, which bears interest at the prime rate plus 4.00%. If the effective interest rate under these term notes were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $56,000, based on the average balance outstanding under the term note during the six month period ended June 30, 2006. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $48,000. We did not experience a material impact from interest rate risk during the three and six month periods ended June 30, 2006, respectively.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at June 30, 2006, which are sensitive to changes in interest rates. At June 30, 2006, approximately 51.4% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled principal cash flows for debt outstanding at June 30, 2006 for the twelve months ending June 30 are as follows:

	Fixed Rate	Variable	Total

2007	$4,778,000	$1,700,000	$6,478,000
2008	105,000	1,200,000	1,305,000
2009	603,000	2,900,000	3,503,000
	$5,486,000	$5,800,000	$11,286,000

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first six months of 2006.

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

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2006, we were notified by the Internal Revenue Service (“IRS”) that our federal income tax return for the 2004 tax year had been selected for review. The IRS is currently conducting its review. At this time, we can make no representations regarding the potential outcome of this review and the impact, if any, on our financial position. However, we are not aware of any potential issues that may cause adjustment to our filed tax returns.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material affect these matters will have on our future financial position and results of operations.

ITEM 1A.	RISK FACTORS

The risk factor presented below updates and replaces the risk factor entitled “We may not be able to enter into a successful transaction to sell or otherwise dispose of our Park InfusionCare business” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2005 and should be considered in addition to the risk factors disclosed in such Annual Report. There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

We may not be able to successfully operate the Park InfusionCare business.

On November 3, 2005, we issued a press release announcing that the board of directors of DHI committed to a plan to explore strategic alternatives for its infusion therapy business, Park InfusionCare. On May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare.

The infusion markets served by Park InfusionCare are highly competitive. Local, regional and national companies are currently competing in these markets and others may do so in the future. Some of our competitors have greater financial, technical, marketing and managerial resources than we have. This competition could result in price competition and other competitive factors that could cause a decline in our revenue and profitability. We expect to continue to encounter competition in the future that could limit our ability to grow revenue and/or maintain acceptable pricing levels. In addition, the Park InfusionCare business may require additional working capital. If we are unable to successfully operate Park InfusionCare, our working capital position will be adversely affected and we could experience a decline in our revenue and profitability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 24, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all such nominees were elected. The following matters were acted upon and votes cast or withheld:

1. Stockholders approved the election of the following directors:

Class A Director	Shares Cast For	Shares Withheld From Voting For
David E. Bowe	18,648,772	14,310

The Class A Director will hold office until the annual meeting of stockholders in 2009 and until his successor is elected and qualified.

Directors continuing in office after the meeting were:

Class A Director
David E. Bowe

Class B Directors
Anthony J. LeVecchio
Will Cureton

Class C Director
James C. Leslie

2.	Stockholders ratified the appointment of Hein & Associates, LLP as the Company’s independent auditors for fiscal year 2006 as follows:

Shares Cast For	Against	Shares Withheld From Voting For
18,655,352	7,385	345

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed October 23, 2000, File no. 0-27945).

3.2	Bylaws of Ascendant Solutions, Inc. (incorporated by reference from Exhibit 3.2 to our Form 8-K filed October 23, 2000, File no. 0-27945).

10.1	Promissory Note Payable dated June 14, 2006 from Ascendant Solutions, Inc. to Ampco Partners, Ltd.*

10.2	Security Agreement dated June 14, 2006 between Ascendant Solutions, Inc. and Ampco Partners, Ltd.*

31.1	Written Statement of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2006, by David E. Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2006, by Gary W. Boyd as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(b)	Reports on Form 8-K

On May 12, 2006, the Company filed a Current Report on Form 8-K to report the announcement of its first quarter fiscal 2006 financial results in a press release dated May 11, 2006.

On May 16, 2006, the Company filed a Current Report on Form 8-K announcing the approval of a compensation plan for its non-employee directors.

On May 24, 2006, the Company filed a Current Report on Form 8-K to announcing that the board of directors decided to retain the operations of Park InfusionCare, as further explained in a press release dated May 24, 2006.

On June 13, 2006, the Company filed a Current Report on Form 8-K to report that ASDS of Orange County, Inc. and CRESA Partners of Orange County, LP had entered into credit agreements with a bank.

On June 20, 2006, the Company filed a Current Report on Form 8-K to report that it had entered into a term loan agreement with Ampco Partners, Ltd., in which the Company owns a 10% limited partnership interest.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2006	ASCENDANT SOLUTIONS, INC.
	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 10, 2006	ASCENDANT SOLUTIONS, INC.
	By:	/s/ Gary W. Boyd
Gary W. Boyd
Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)