Form 10-Q
period 2006-09-30
ASCENDANT SOLUTIONS INC
filed 2006-11-13
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27945

ASCENDANT SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2900905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16250 Dallas Parkway, Suite 100, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-250-0945

16250 Dallas Parkway, Suite 205 Dallas, Texas
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
Yes ☐   No ☒

At November 9, 2006 there were approximately 22,508,170 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted, except par value and share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,278	$3,221
Trade accounts receivable, net	4,351	5,108
Other receivables	175	171
Receivable from affiliates	53	85
Inventories	2,837	2,826
Prepaid expenses	681	452
Total current assets	10,375	11,863
Property and equipment, net	1,085	1,223
Goodwill	7,299	7,299
Other intangible assets	178	426
Equity method investments	663	1,086
Other assets	275	101
Total assets	$19,875	$21,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,544	$3,456
Accrued liabilities	2,305	2,852
Notes payable, current	6,074	1,049
Total current liabilities	11,923	7,357
Notes payable, long-term	4,336	10,874
Minority interests	922	694
Total liabilities	17,181	18,925
Commitments and contingencies (Notes 7 & 8)

Stockholders' equity:
Common stock, $0.0001 par value:
Authorized shares--50,000,000
Issued and outstanding shares--22,461,295 and 22,180,900
at September 30, 2006 and December 31, 2005, respectively.	2	2
Additional paid-in capital	60,173	60,078
Deferred compensation	(30)	(66)
Accumulated deficit	(57,451)	(56,941)
Total stockholders' equity	2,694	3,073
Total liabilities and stockholders' equity	$19,875	$21,998

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenue:
Healthcare	$10,012	$9,559	$29,972	$29,276
Real estate advisory services	1,971	2,464	8,504	8,593
	11,983	12,023	38,476	37,869
Cost of sales:
Healthcare	6,929	6,468	21,061	19,795
Real estate advisory services	1,130	1,423	5,071	5,254
	8,059	7,891	26,132	25,049
Gross profit	3,924	4,132	12,344	12,820

Operating expenses:
Selling, general and administrative expenses	3,739	4,087	11,835	12,343
Non-cash stock compensation	33	23	51	58
Depreciation and amortization	183	174	534	496
Total operating expenses	3,955	4,284	12,420	12,897
Operating loss	(31)	(152)	(76)	(77)

Equity in losses of equity method investees	(84)	(75)	(300)	(211)
Other income	140	20	344	58
Interest expense, net	(199)	(198)	(579)	(564)
Loss before minority interest and income tax provision	(174)	(405)	(611)	(794)
Minority interest loss / (income) allocation	-	-	(31)	29
Income tax provision	13	47	98	125
Loss from continuing operations	(187)	(452)	(740)	(890)

Discontinued operations	-	(230)	230	(230)

Net loss	$(187)	$(682)	$(510)	$(1,120)

Basic net loss per share
Continuing operations	(0.01)	(0.02)	(0.03)	(0.04)
Discontinued operations	-	(0.01)	0.01	(0.01)
	$(0.01)	$(0.03)	$(0.02)	$(0.05)
Diluted net loss per share
Continuing operations	(0.01)	(0.02)	(0.03)	(0.04)
Discontinued operations	-	(0.01)	0.01	(0.01)
	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Average common shares outstanding, basic	22,454,628	22,014,233	22,436,456	21,970,900
Average common shares outstanding, diluted	22,454,628	22,014,233	22,436,456	21,970,900
See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
Operating Activities
Net loss	$(510)	$(1,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	397	324
Depreciation and amortization	534	496
Deferred compensation amortization	51	58
Issuance of stock in lieu of directors fees	32	-
Non-cash equity in losses (income) of equity method investees:
Fairways Frisco, LP	373	442
Ampco Partners	(73)	-
Income from early extinguishment of debt	(100)	-
Loss on sale of property and equipment	7	1
Minority interest	31	(29)
Discontinued operations	(230)	230
Changes in operating assets and liabilities:
Accounts receivable	360	1,145
Inventories	(11)	(294)
Prepaid expenses and other assets	(375)	43
Accounts payable	88	554
Accrued liabilities	(547)	(906)
Net cash provided by continuing operations	27	944
Net cash provided by discontinued operations	230	(230)
Net cash provided by operating activities	257	714

Investing Activities
Distributions from limited partnerships	85	85
Proceeds from sale of property and equipment	6	-
Purchases of property and equipment	(161)	(854)
Distributions to limited partners	(33)	-
Investment in limited partnerships	-	(1,065)
Net cash used in investing activities	(103)	(1,834)

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
Financing Activities
Proceeds from exercise of common stock options	48	24
Proceeds from sale of limited partnership interests	230	230
Payments on notes payable	(2,360)	(412)
Proceeds from notes payable	985	255
Net cash provided by (used in) financing activities	(1,097)	97

Net decrease in cash and cash equivalents	(943)	(1,023)
Cash and cash equivalents at beginning of period	$3,221	$1,868

Cash and cash equivalents at end of period	$2,278	$845

Supplemental Cash Flow Information:
Cash paid for income taxes	$137	$201
Cash paid for interest on notes payable	$565	$593
Noncash investing activities:
Indemnification liability recorded	$-	$220
Noncash financing activities:
Partnership distributions applied to note payable	$38	$-

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The consolidated results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The December 31, 2005 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Restatement

The Company previously restated its condensed consolidated financial statements included herein to reflect a change in the accounting for its investment in Fairways Frisco, L.P.(“Fairways Frisco”) from the cost method to the equity method of accounting. As of September 30, 2005, the Company owned approximately 15% of the limited partnership interests in Fairways Frisco. The Company originally used the cost method to account for its investment in Fairways Frisco because it believed its investment was minor, it had no influence over the operations or financial policies of Fairways Frisco and it has no obligation to fund the operating losses or debts of Fairways Frisco. However, under EITF Topic D-46, the SEC considers all investments of greater than 3 to 5 percent in real estate limited partnerships to be more than minor, and therefore must be accounted for under the equity method.

The restatement records the Company’s equity in the net loss of Fairways Frisco for the three and nine month periods ended September 30, 2005 as a reduction of its investment on the accompanying condensed balance sheet and as a loss from equity method investments in the accompanying condensed statements of operations.

This adjustment had no impact on the net change in cash and cash equivalents for the three month and nine month periods ended September 30, 2005. The adjustment also has no impact on the Company’s obligations to fund any operating losses or debts of Fairways Frisco. The Company is not obligated under the Fairways Frisco limited partnership agreement to fund any operating losses or debts of Fairways Frisco.

The following is a summary of the changes to the condensed consolidated financial statements:

	As of September 30, 2005
	Restated	Previously
	Amount	Reported

Balance Sheet:
Equity method investments	$1,168,000	$1,610,000
Total assets	19,627,000	20,069,000
Total stockholders' equity	1,841,000	2,283,000
Total liabilities and stockholders' equity	19,627,000	20,069,000

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Restated	Previously	Restated	Previously
	Amount	Reported	Amount	Reported
Statement of Operations:
Investment income	$-	$97,000	$-	$290,000
Equity in income (losses) of equity method investees	(75,000)	-	(211,000)	-
Other income	20,000	-	58,000	-
Net loss	(682,000)	(530,000)	(1,120,000)	(678,000)
Basic net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.03)

	Nine Months Ended September 30, 2005
	Restated	Previously
	Amount	Reported
Statement of Cash Flows:
Net loss	$(1,120,000)	$(678,000)
Loss from equity method investments	442,000	-

2.	Description of Business

Ascendant Solutions is a diversified financial services company which is seeking to or has invested in or acquired, healthcare, manufacturing, distribution or service companies. The Company also conducts various real estate activities, performing real estate advisory services for corporate clients, and, through an affiliate, purchases real estate assets, as a principal investor.

The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity

Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries (“DHI”)	Healthcare products and services provided through retail pharmacies, including specialty compounding pharmacy services and home infusion therapy centers

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc., ASE Investments Corporation	Corporate administration, investments in Ampco Partners, Ltd., Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P.

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003, 2004 and 2005.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership

April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and therapy infusion centers	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	24.75%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	9%[1]

1 The Company was the initial limited partner in Fairways Frisco, L.P. (“Fairways Frisco”), which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco L.P. subsequently sold additional limited partnership interests and the Company now owns approximately 9% of Fairways Frisco, L.P.

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Summary of Significant Accounting Policies

Principals of Consolidation
The condensed consolidated financial statements include the accounts of Ascendant Solutions and all subsidiaries for which the Company has significant influence over operations. All intercompany balances and transactions have been eliminated. The limited partnership interests for the subsidiaries and related minority interests are included on the balance sheet as Minority Interests.

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. The unrecognized compensation cost related to these options is not material and as a result, the implementation of Statement 123R in the first quarter of 2006 did not have a material impact on the Company’s results of operations. See Note 9 for additional disclosures under Statement 123R.

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

In May 2006, the State of Texas replaced the current franchise tax system with a new Texas Margin Tax (“TMT”). The TMT is a 1% gross receipts tax based on the Company’s taxable margin, as defined by the new law. However, for taxable entities primarily engaged in retail and wholesale trade, the rate is 0.5% of taxable margin. The Company is currently evaluating the impact of the TMT, which is effective January 1, 2008.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006, with early adoption permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, by providing a recognition threshold and measurement guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are in the process of evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

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

The Company began reporting the results of Park InfusionCare as a discontinued operation in its September 30, 2005 quarterly report on Form 10-Q. As a result of the board of directors decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations in its June 30, 2006 and September 30, 2006 quarterly reports on Form 10-Q.

The Company had previously recorded an estimated charge of $230,000 for employee retention costs directly related to any potential disposition or strategic transaction for Park InfusionCare.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

As no such transaction was consummated, none of these retention costs were paid and the Company has recorded a reversal of this accrual as part of results from discontinued operations in the accompanying consolidated statements of operations for the nine month period ended September 30, 2006. All other Park InfusionCare amounts in this Form 10-Q for the three and nine month periods ended September 30, 2006 and 2005 have been reported as part of continuing operations.

Critical accounting policies not otherwise included herein are included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

3.	Trade Accounts Receivable

Trade accounts receivable consist of the following:

	September 30,	December 31,
	2006	2005
Healthcare:
Trade accounts receivable	$3,616,000	$3,878,000
Less - allowance for doubtful accounts	(549,000)	(596,000)
	3,067,000	3,282,000
Real Estate Advisory Services:
Trade accounts receivable	1,284,000	1,826,000
Less - allowance for doubtful accounts	-	-
	1,284,000	1,826,000

	$4,351,000	$5,108,000

Healthcare trade accounts receivable consists primarily of amounts receivable from third-party payors (insurance companies and governmental agencies) under various medical reimbursement programs, institutional healthcare providers, individuals and others and are not collateralized. Certain receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. Healthcare reduces its accounts receivable by an allowance for the amounts deemed to be uncollectible. In general, an allowance for retail pharmacy accounts aged in excess of 60 days and infusion therapy accounts aged in excess of 180 days is established. Accounts that management has ultimately determined to be uncollectible are written off against the allowance.

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 17.9% and 18.1% of total accounts receivable at September 30, 2006 and December 31, 2005, respectively. Additionally, at December 31, 2005, Healthcare had accounts receivable outstanding from one insurance company of approximately 13.1% of total Healthcare accounts receivable. No other single customer or third-party payor accounted for more than 10% of Healthcare’s accounts receivable at September 30, 2006 or December 31, 2005, respectively.

The Company’s real estate advisory services operations grant credit to customers of various sizes and provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the three months ended September 30, 2006, the Company’s real estate advisory services operations derived revenues in excess of ten percent from three customers totaling approximately $1,206,000 which represents 61.2% of total real estate advisory services revenue, and it derived revenues in excess of ten percent from two customers totaling $1,366,000, which represents 56.1% of total real estate advisory services revenue for the three months ended September 30, 2005.

For the nine months ended September 30, 2006 and 2005, the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer totaling approximately $3,058,000 which represents 37.5% of total real estate advisory services revenue and from one customer totaling approximately $2,743,000, which represents 32.1% of total real estate advisory services revenue, respectively.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

4. Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on the net loss divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period. No effect has been given to outstanding options or warrants in the diluted computation for the three and nine month periods ended September 30, 2006 and 2005, respectively, as their effect would be anti-dilutive due to the net loss. The number of potentially dilutive stock options and warrants excluded from the computation for the three and nine month periods ended September 30, was approximately 308,785 and 430,699 in 2006 and 956,000 and 973,000 in 2005, respectively. A reconciliation of basic and diluted loss per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Loss from continuing operations, net of taxes	$(187,000)	$(452,000)	$(740,000)	$(890,000)
Income (loss) from discontinued operations, net of taxes	-	(230,000)	230,000	(230,000)
Net loss	$(187,000)	$(682,000)	$(510,000)	$(1,120,000)

Weighted average common shares outstanding-Basic	22,454,628	22,014,233	22,436,456	21,970,900
Effect of dilutive stock options and warrants	-	-	-	-
Weighted average common shares outstanding-Diluted	22,454,628	22,014,233	22,436,456	21,970,900

Basic earnings per share from:
Continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Discontinued operations	-	(0.01)	0.01	(0.01)
Basic net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Diluted earnings per share from:
Continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Discontinued operations	-	(0.01)	0.01	(0.01)
Diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

5.	Equity Method Investments

Equity method investments consists of the following:

	Ownership	September 30,	December 31,
	%	2006	2005

Ampco Partners, Ltd.	10%	$192,000	$242,000
Fairways 03 New Jersey, L.P.	20%	162,000	162,000
Fairways Frisco, LP	9%	309,000	682,000
		$663,000	$1,086,000

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statements of operations comprised the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Ampco Partners, Ltd.	$5,000	$35,000	$73,000	$95,000
Fairways 03 New Jersey, LP	-	42,000	-	136,000
Fairways Frisco, L.P.	(89,000)	(152,000)	(373,000)	(442,000)
	$(84,000)	$(75,000)	$(300,000)	$(211,000)

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,219,000 and its cumulative equity in the losses of Fairways Frisco of ($910,000). The Company received no distributions from Fairways Frisco during the three and nine month periods ended September 30, 2006 and 2005, respectively. Summarized unaudited financial information for Fairways Frisco is included below:

	September 30,	December 31,
	2006	2005

Total assets	$58,150,000	$54,551,000
Notes payable	53,820,000	51,703,000
Total partnership capital	2,216,000	1,401,000
Total liabilities and partnership capital	$58,150,000	$54,551,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Total revenue	$770,000	$519,000	$1,972,000	$830,000
Operating expenses	1,825,000	1,694,000	4,897,000	3,847,000
Interest expense	599,000	544,000	2,075,000	966,000
Equity in losses of Frisco Square Partnerships	-	-	-	(622,000)
Minority interest	650,000	688,000	1,521,000	1,576,000
Net loss	$(1,004,000)	$(1,031,000)	$(3,479,000)	$(3,029,000)

6.	Prepaid Expenses

Prepaid expenses consist of the following:
	September 30,	December 31,
	2006	2005

Prepaid insurance	$161,000	$168,000
Deferred tenant representation costs	425,000	94,000
Prepaid marketing costs	2,000	13,000
Prepaid rent	-	62,000
Other prepaid expenses	93,000	115,000
	$681,000	$452,000

The Company’s real estate advisory services operations defer direct costs associated with its tenant representation services until such time a lease is signed between the tenant and landlord. Upon execution of a signed lease, the Company expenses 50% of these direct costs associated with the transactions, with the balance being paid by the individual broker through a reduction in the commission earned. The Company regularly reviews these direct costs and expenses the costs related to canceled or unlikely to be completed transactions.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

7. Notes Payable
Notes payable consist of the following:
	September 30,	December 31,
	2006	2005
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007.	$509,000	$528,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007.	3,226,000	3,471,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007.	427,000	459,000
AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	667,000	693,000
Insurance premium finance note payable
Term note in the principal amount of $150,000, payable in 9 equal installments of $17,098 through January 2007, interest payable at the fixed rate of 6.25%, secured by DHI's property & casualty insurance policies.	51,000	-
CPOC Acquisition Note payable to Kevin Hayes
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5%, payable monthly, principal payable quarterly from the Company's equity interest in the operating cashflow of CPOC and secured by the assets of CPOC.	-	6,182,000
CPOC term note payable to First Republic Bank
Term note in the principal amount of $5.3 million, due June 1, 2009, interest at Bank of America prime rate minus 0.25% (8.00% at September 30, 2006) payable monthly, principal of $300,000 payable quarterly with a balloon payment of $1,700,000 due on June 1, 2009 and secured by the assets of CPOC.	4,900,000	-
Capital lease obligations, secured by equipment	163,000	266,000
Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7%, secured by all property and equipment of Ascendant Solutions, Inc.	17,000	23,000
Unsecured term note payable in the principal amount of $225,000, interest only payable monthly at the Comerica Bank prime rate plus 1.00% (8.25% at December 31, 2005), principal paid in full in January 2006.	-	225,000
Demand note payable to affiliate
Demand note payable to Ampco Partners, Ltd., interest at Bank of Texas prime rate plus 4.00% (12.25% at September 30, 2006), secured by the Company's distributions from and partnership interest in Ampco Partners, Ltd., principal and accrued interest due on demand.	450,000	-
Insurance premium finance note payable
Term note payable in the principal amount of $86,250, payable in 9 equal installments of $9,804 through August 2006, interest payable at the fixed rate of 5.50%, secured by the Company's directors & officers insurance policies.	-	76,000
	10,410,000	11,923,000
Less current portion	(6,074,000)	(1,049,000)
	$4,336,000	$10,874,000

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

The aggregate maturities of notes payable for the 12 months ended September 30 are as follows:

2007	$6,074,000
2008	1,245,000
2009	3,091,000
$10,410,000

The Bank of Texas credit facility contains a borrowing base formula with which the Company must comply. If the outstanding borrowings under the facility exceed the borrowing base, the Company is obligated to make additional principal payments to reduce the outstanding borrowings. As of September 30, 2006 and December 31, 2005, the Company was in compliance with this borrowing base requirement.

Both the First Republic Bank term note and revolving line of credit are subject to certain financial covenants including a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service and a limit on annual capital expenditures. As of September 30, 2006 CPOC was in compliance with these financial covenants. The Term Note is being guaranteed by CPOC. The term note and the revolver are also being personally guaranteed, subject to certain limits, by certain officers and minority limited partners of CPOC. The Company is not paying any compensation to the individuals providing these guaranties.

8.	Commitments and Contingencies

The Company and its subsidiaries lease its pharmacy, real estate advisory services and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $386,000 for the three months ended September 30, 2006.

Future minimum lease payments under non-cancelable operating leases for the twelve months ending September 30, are as follows:

2007	$1,312,000
2008	1,114,000
2009	1,069,000
2010	977,000
2011	327,000
Thereafter	2,077,000
$6,876,000

On September 25, 2006, the Chapter 7 trustee for the bankruptcy estate of Quantum North America, Inc. sought to enforce two default judgments against the Company for alleged preferential and fraudulent transfers to the Company's predecessor, ASD Systems, Inc. in the aggregate amount of approximately $150,000, plus interest and attorneys fees. The transfers at issue occurred in 2000. The adversary proceedings filed in the bankruptcy case were styled: David Gottlieb v. ASD Systems, Inc.; Adv. Nos. 1:02-ap-02131-GM and 1:02-ap-01948. The Company believes that the judgments should be set aside as void since the service of the underlying complaints was defective and neither ASD Systems nor the Company were afforded the opportunity to defend. If the default judgments are set aside, the Company intends to defend the claims based on several available defenses. The Company anticipates that the hearing to consider the enforceability of the judgments will be in December 2006.

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

As of September 30, 2006, the following shares had been issued under the 2002 Equity Incentive Plan:

	Number of	Shares Vested
Year of Issuance:	Shares	at September 30, 2006	Non-Vested
2002	435,000	435,000	-
2003	-	-	-
2004	67,500	61,667	5,833
2005	47,500	30,833	16,667
2006	80,395	62,895	17,500
	630,395	590,395	40,000

Deferred compensation equivalent to the market value of restricted common shares at date of issuance is reflected in stockholders’ equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $33,000 and $23,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $51,000 and $58,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The Company has not recognized any tax benefit related to this deferred compensation expense due to the existence of its federal tax net operating loss carryforward. During the three month period ended September 30, 2006, the Company issued 22,178 shares of restricted common stock to non-employee directors in lieu of paying cash for quarterly directors’ fees. The fair value of these shares was $13,750 based on the share price of the shares on the date of grant. This amount is also equal to the cash amount that would have been paid for the director’s fees, and is included in selling, general and administrative expense for the three months ended September 30, 2006. The Company has deferred compensation expense of approximately $30,000 at September 30, 2006 which will be recognized over the weighted average remaining life of the unvested restricted shares of approximately 20 months.

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. As of September 30, 2006 and December 31, 2005 respectively, options to purchase 490,000 and 915,000 shares of common stock were outstanding under the Plan.

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Following is a summary of the activity of the Plan:
		Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, December 31, 2005	915,000	$0.26
Granted in 2006	-	-
Exercised in 2006	(200,000)	0.24
Canceled in 2006	(225,000)	-
Outstanding, September 30, 2006	490,000	0.29

In September 2006, the Board of Directors of the Company elected to vest 43,334 of previously unvested share of the former Chief Financial Officer, Gary W. Boyd, in consideration for consulting services to be provided over the next year to advise on financial and accounting matters.

Additional information regarding options outstanding as of September 30, 2006 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	# Outstanding	Weighted Avg. Remaining Contractual Life (Yrs.)	# Exercisable	Weighted Avg. Exercise Price
$1.00	30,000	2.45	30,000	$1.00
$0.24	460,000	5.46	460,000	$0.24
	490,000		490,000	$0.29

Had compensation cost been recognized consistent with SFAS No. 123R, the Company’s net loss attributable to common stockholders and net loss per share would have been adjusted to the pro forma amounts indicated below for the three and nine month periods ended September 30, 2005:
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Restated)	(Restated)
Net loss attributable to common stockholders as reported	$(682,000)	$(1,120,000)

Total stock-based employee compensation included in reported net income, net of related tax effects	23,000	58,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,000)	(9,000)

Pro forma net loss	$(662,000)	$(1,071,000)

Net loss per share:
Basic - as reported	$(0.03)	$(0.05)
Basic - pro forma	$(0.03)	$(0.05)
Diluted - as reported	$(0.03)	$(0.05)
Diluted - pro forma	$(0.03)	$(0.05)

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and nine month periods ended September 30, 2006 and 2005 are as follows (000’s omitted):

	Three Months Ended September 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Revenue	$10,012	$9,559	$1,971	$2,464	$-	$-	$11,983	$12,023
Cost of sales	6,929	6,468	1,130	1,423	-	-	8,059	7,891
Gross profit	3,083	3,091	841	1,041	-	-	3,924	4,132
Other income	121	-	-	-	19	20	140	20
Equity in losses of equity method investees	-	-	-	-	(84)	(75)	(84)	(75)
Discontinued operations	-	(230)	-	-	-	-	-	(230)
Net income (loss)	$151	$(531)	$47	$195	$(385)	$(346)	$(187)	$(682)
Plus:
Interest Expense (Income)	83	82	100	116	16	-	199	198
Taxes	-	-	13	30	-	17	13	47
Depreciation &
Amortization	99	86	78	82	6	6	183	174
Discontinued operations	-	230	-	-	-	-	-	230
EBITDA from continuing operations	$333	$(133)	$238	$423	$(363)	$(323)	$208	$(33)

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Revenue	$29,972	$29,276	$8,504	$8,593	$-	$-	$38,476	$37,869
Cost of sales	21,061	19,795	5,071	5,254	-	-	26,132	25,049
Gross profit	8,911	9,481	3,433	3,339	-	-	12,344	12,820
Other income	212	4	100	(1)	32	55	344	58
Equity in losses of equity method investees	-	-	-	-	(300)	(211)	(300)	(211)
Discontinued operations	230	(230)	-	-	-	-	230	(230)
Net income (loss)	$(90)	$(737)	$758	$656	$(1,178)	$(1,039)	$(510)	$(1,120)
Plus:
Interest Expense (Income)	252	250	313	326	14	(12)	579	564
Taxes	-	-	86	108	12	17	98	125
Depreciation &
Amortization	293	258	223	227	18	11	534	496
Discontinued operations	(230)	230	-	-	-	-	(230)	230
EBITDA from continuing operations	$225	$1	$1,380	$1,317	$(1,134)	$(1,023)	$471	$295

	September 30, 2006 and December 31, 2005
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Total assets	$8,543	$8,631	$10,279	$11,341	$1,053	$2,026	$19,875	$21,998

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

Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this report, the words “expects,” “intends,” “plans,” and “anticipates” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information; additionally, the Company’s actual results may differ materially from the results discussed here. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report. Furthermore, see the Company’s most recent Form 10-K for the year ended December 31, 2005, including the section titled “Risks Related to Our Business,” “Risks Specific to Operating Subsidiaries,” “Risks Related to Our Investments in Real Estate,” and “Other Risks.” These risks and uncertainties include, but are not limited to, (a) the following general risks: our limited funds and risks of not obtaining additional funds, certain of our subsidiaries are highly leveraged, potential difficulties in integrating and managing our subsidiaries, our dependence upon management, our dependence upon a small staff, certain subsidiaries accounting for a significant percentage of revenue, unforeseen acquisition costs, the potential for future leveraged acquisitions, restrictions on the use of net operating loss carryforwards, and the difficulty in predicting operations; (b) the following risks to Dougherty’s Holdings, Inc.: extensive regulation of the pharmacy business, the competitive nature of the retail pharmacy industry, third party payor attempts to reduce reimbursement rates, difficulty in collecting accounts receivable, dependence upon a single pharmaceutical products supplier, price increases as a result of our potential failure to maintain sufficient pharmaceutical sales, shortages in qualified employees, and liability risks inherent in the pharmaceutical industry; (c) the following risks to CRESA Partners of Orange County, L.P.: the size of our competitors, our concentration on the southern California real estate market, the variance of financial results among quarters, the inability to retain senior management and/or attract and retain qualified employees, the regulatory and compliance requirements of the real estate brokerage industry and the risks of failing to comply with such requirements, and the potential liabilities that arise from our real estate brokerage activities; (d) the following risks to our investments in real estate including Fairways Frisco, L.P.: our dependence on tenants for lease revenues, the risks inherent in real estate development activities, the general economic conditions of areas in which we focus our real estate development activities, the risks of natural disasters, the illiquidity of real estate investments; and (e) the following other risks: a majority of our common stock is beneficially owned by our principal stockholders, officers and directors, relationships and transactions with related parties, our stock is not traded on NASDAQ or a national securities exchange, effect of penny stock regulations, and litigation.

In addition to the aforementioned risk factors, our future operating results are difficult to predict. Factors that are likely to cause varying results include our ability to profitably operate DHI and CPOC and to pay the principal and interest on the significant debt incurred to make these acquisition; our ability to pay the principal and interest on approximately $4.4 million of promissory notes of which approximately $4 million is due in March 2007 and another $450,000 is due on demand and, if we are unable to pay these obligations when due, our ability to refinance such amounts at all or, if we are able to refinance such amounts, our ability to refinance such amounts on terms acceptable to us; our success with the investments in, and operations of Ampco, Capital Markets and our participation in Fairways transactions; our ability to operate Park InfusionCare; the results of our investments in real estate; fluctuations in general interest rates; the availability and cost of capital to us; the existence and amount of unforeseen acquisition costs; and our ability to locate and successfully acquire or develop one or more business enterprises.

The Company

Ascendant Solutions, Inc. (“we,” “us,” or “the Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 100, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company which is seeking to, or has invested in, or acquired, healthcare, manufacturing, distribution or service companies. We are organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. A detailed discussion of our business segments is included in our Form 10-K for the year ended December 31, 2005.

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

Real Estate Advisory Services

Our real estate advisory services segment consists of (i) CRESA Capital Markets Group, L.P. (“Capital Markets”) a subsidiary in which the Company owns 80% of the issued and outstanding limited partnership interests (ii) our wholly owned subsidiary ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. (“ASDS”) and (iii) CRESA Partners of Orange County, LP. (“CPOC”), a subsidiary in which the Company owns 99% of the issued and outstanding limited partnership interests.

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

The Company began reporting the results of Park InfusionCare as a discontinued operation in its September 30, 2005 quarterly report on Form 10-Q. As a result of the board of directors decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations in its June 30, 2006 and September 30, 2006 quarterly reports on Form 10-Q.

The Company had previously recorded an estimated charge of $230,000 for employee retention costs directly related to any potential disposition or strategic transaction for Park InfusionCare. As no such transaction was consummated, none of these retention costs were paid and the Company has recorded a reversal of this accrual as part of results from discontinued operations in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005. All other Park InfusionCare amounts in this Form 10-Q for the three and nine month periods ended September 30, 2006 and 2005 have been reported as part of continuing operations.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material effect these matters will have on our future financial position and results of operations.

Results of Operations: Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005 (000’s Omitted)
	Three Months Ended September 30,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change

Revenue	$10,012	$9,559	$453	$1,971	$2,464	$(493)
Cost of Sales	6,929	6,468	461	1,130	1,423	(293)
Gross Profit	3,083	3,091	(8)	841	1,041	(200)
Operating expenses	2,970	3,310	(340)	681	701	(20)
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	121	-	121	-	-	-
Interest income (expense), net	(83)	(82)	(1)	(100)	(116)	16
Minority interests	-	-	-	-	1	(1)
Income tax provision	-	-	-	(13)	(30)	17
Discontinued operations	-	(230)	230	-	-	-
Net income	$151	$(531)	$682	$47	$195	$(148)
Plus:
Interest (income) expense, net	$83	$82	$1	$100	$116	$(16)
Income tax provision	-	-	-	13	30	(17)
Depreciation & Amortization	99	86	13	78	82	(4)
Discontinued operations	-	230	(230)	-	-	-
EBITDA from continuing operations	$333	$(133)	$466	$238	$423	$(185)

	Three Months Ended September 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change

Revenue	$-	$-	$-	$11,983	$12,023	$(40)
Cost of Sales	-	-	-	8,059	7,891	168
Gross Profit	-	-	-	3,924	4,132	(208)
Operating expenses	304	273	31	3,955	4,284	(329)
Equity in income (losses) of equity method investees	(84)	(75)	(9)	(84)	(75)	(9)
Other income	19	20	(1)	140	20	120
Interest income (expense), net	(16)	-	(16)	(199)	(198)	(1)
Minority interests	-	(1)	1	-	-	-
Income tax provision	-	(17)	17	(13)	(47)	34
Discontinued operations	-	-	-	-	(230)	230
Net income	$(385)	$(346)	$(39)	$(187)	$(682)	$265
Plus:
Interest (income) expense, net	$16	$-	$16	$199	$198	$1
Income tax provision	-	17	(17)	13	47	(34)
Depreciation & Amortization	6	6	-	183	174	9
Discontinued operations	-	-	-	-	230	(230)
EBITDA from continuing operations	$(363)	$(323)	$(40)	$208	$(33)	$241

Healthcare

Revenues
Total revenues increased $453,000 during the third quarter of 2006 to $10,012,000. This represents a 4.7% increase over revenue of $9,559,000 in the third quarter of 2005. The increase includes a 4.6% increase in the number of retail pharmacy prescriptions filled. The increase in revenue of $1,149,000, or 15.7% at the retail pharmacies, is offset by a decrease of $696,000, or 30.8%, at Park InfusionCare. The decrease in infusion revenue is due to a decrease in the number of patient therapies and the lingering impact on ongoing business from the Company’s prior announcement in November 2005 of the plans to seek a strategic transaction or potential disposition.

Cost of sales
The cost of sales increased $461,000 during the third quarter of 2006 to $6,929,000 or 69.2% of revenues. Cost of sales in the third quarter of 2005 was $6,468,000 or 67.7% of revenues. The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise of $993,000, or 18.8%, which is offset by a decreased volume of infusion therapy of $532,000, or 44.9%. In addition, the increase in the cost of sales is due to a 1.9% increase in the cost at the retail pharmacies which is offset by a 10.7% decrease in the cost of infusion therapy drugs.

Gross profit
Gross profit decreased $8,000 as a result of the factors discussed in Revenues and Cost of sales above. Gross profit was 30.8% of revenue in the third quarter of 2006 as compared to 32.3% of revenue in the third quarter of 2005. The increase in gross profit of $155,000, or 7.7% at the retail pharmacies, is offset by a decrease of $163,000, or 15.2% at Park InfusionCare. As a result, the gross profit and overall results of Healthcare continued to be adversely impacted by Park InfusionCare.

Operating expenses
Operating expenses decreased $340,000 from $3,310,000 in the third quarter of 2005 to $2,970,000 in the third quarter of 2006. The decrease in healthcare operating expenses is due primarily to a reduced headcount and other operating expenses at Park InfusionCare of $218,000 which is a reduction of 16.4% as compared to the third quarter of 2005. In addition, overhead expenses at the corporate office were reduced by $111,000 which is a reduction of 36% as a result of reduced headcount and other cost reduction initiatives as compared to the third quarter of 2005.

Real Estate Advisory Services

Revenue
Revenue decreased $493,000 from $2,464,000 in the third quarter of 2005 to $1,971,000 during the third quarter of 2006. The decrease is due primarily to a decrease of $463,000 in revenue earned by CPOC. The revenue decrease is due to a decrease in commissions received for tenant representation services in the third quarter of 2006.

Cost of Sales
Cost of sales was $1,130,000 for the third quarter of 2006, representing 57.3% of revenue. By comparison, cost of sales was $1,423,000 or 57.8% of revenue in the third quarter of 2005. The decrease in the cost of sales percentage is due to a decrease in broker commissions paid as a percentage of total revenue. Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets. Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating Expenses decreased $20,000 from $701,000 in the third quarter of 2005 to $681,000 for the third quarter of 2006. The decrease in operating expenses is due mostly to a $40,000 decrease in expenses for Capital Markets as a result of its management agreement with Fairways Equities, under which it only incurs expenses when revenues are earned from a real estate advisory transaction closing. This agreement was implemented in the third quarter of 2005.

Income tax provision
The income tax provision decreased $17,000 in the third quarter of 2006. The decrease is due to a decrease in net income before taxes at CPOC. The income tax provision represents the California state income tax expense for CPOC. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses increased $31,000 from $273,000 in the third quarter of 2005 to $304,000 in the third quarter of 2006 and is primarily comprised of increased expenses for payroll and professional fees in the normal course of business.

Equity in losses of equity method investees
Equity in losses of equity method investees increased $9,000 from ($75,000) during the third quarter of 2005 to ($84,000) for the third quarter of 2006. Equity in losses of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the losses of Ampco Partners, Ltd., Fairways 03 New Jersey, L.P. and Fairways Frisco, LP as follows:

	Three Months Ended September 30,
	2006	2005

Ampco Partners, Ltd.	$5,000	$35,000
Fairways 03 New Jersey, LP	-	42,000
Fairways Frisco, L.P.	(89,000)	(152,000)
	$(84,000)	$(75,000)

The equity in losses of Fairways Frisco represents our share of the net loss of Fairways Frisco for the three months ended September 30, 2006 and 2005, respectively. We made our initial investment in Fairways Frisco on December 31, 2004, and accordingly no equity in losses of Fairways Frisco was recorded in 2004. These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Results of Operations: Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005 (000’s Omitted)
	Nine Months Ended September 30,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change

Revenue	$29,972	$29,276	$696	$8,504	$8,593	$(89)
Cost of Sales	21,061	19,795	1,266	5,071	5,254	(183)
Gross Profit	8,911	9,481	(570)	3,433	3,339	94
Operating expenses	9,191	9,742	(551)	2,353	2,278	75
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	212	4	208	100	(1)	101
Interest income (expense), net	(252)	(250)	(2)	(313)	(326)	13
Minority interests	-	-	-	(23)	30	(53)
Income tax provision	-	-	-	(86)	(108)	22
Discontinued operations	230	(230)	460	-	-	-
Net income	$(90)	$(737)	$647	$758	$656	$102
Plus:
Interest (income) expense, net	$252	$250	$2	$313	$326	$(13)
Income tax provision	-	-	-	86	108	(22)
Depreciation & Amortization	293	258	35	223	227	(4)
Discontinued operations	(230)	230	(460)	-	-	-
EBITDA from continuing operations	$225	$1	$224	$1,380	$1,317	$63

	Nine Months Ended September 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change

Revenue	$-	$-	$-	$38,476	$37,869	$607
Cost of Sales	-	-	-	26,132	25,049	1,083
Gross Profit	-	-	-	12,344	12,820	(476)
Operating expenses	876	877	(1)	12,420	12,897	(477)
Equity in income (losses) of equity method investees	(300)	(211)	(89)	(300)	(211)	(89)
Other income	32	55	(23)	344	58	286
Interest income (expense), net	(14)	12	(26)	(579)	(564)	(15)
Minority interests	(8)	(1)	(7)	(31)	29	(60)
Income tax provision	(12)	(17)	5	(98)	(125)	27
Discontinued operations	-	-	-	230	(230)	460
Net income	$(1,178)	$(1,039)	$(139)	$(510)	$(1,120)	$610
Plus:
Interest (income) expense, net	$14	$(12)	$26	$579	$564	$15
Income tax provision	12	17	(5)	98	125	(27)
Depreciation & Amortization	18	11	7	534	496	38
Discontinued operations	-	-	-	(230)	230	(460)
EBITDA from continuing operations	$(1,134)	$(1,023)	$(111)	$471	$295	$176

Healthcare

Revenues
Total revenues increased $696,000 during the nine month period ended September 30, 2006 to $29,972,000. This represents a 2.4% increase over revenue of $29,276,000 in the nine month period ended September 30, 2005. The increase is due to a 3.9% increase in the number of retail pharmacy prescriptions filled, an increase in prices for retail pharmacy prescriptions and additional volume in non-prescription merchandise. The increase in revenue of $2,723,000, or 12.3% at the retail pharmacies, is offset by a decrease of $2,027,000, or 28.5%, at Park InfusionCare. The decrease in infusion revenue is due to a decrease in the number of patient therapies and the lingering impact on the ongoing business from the Company’s prior announcement in November 2005 of the plans to seek a strategic transaction or potential disposition.

Cost of sales
The cost of sales increased $1,266,000 during the nine month period ended September 30, 2006 to $21,061,000 or 70.3% of revenues. Cost of sales in the nine month period ended September 30, 2005 was $19,795,000 or 67.6% of revenues. The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise of $2,308,000, or 14.2%, which is offset by a decreased volume of infusion therapy of $1,042,000, or 29.3%. In addition, the increase in cost of sales is due to a 1.3% increase in the cost at the retail pharmacies which is slightly offset by a 0.6% decrease in the cost of infusion therapy drugs.

Gross profit
Gross profit decreased $570,000 as a result of the factors discussed in Revenues and Cost of sales above. Gross profit was 29.7% of revenue in the nine month period ended September 30, 2006 as compared to 32.4% of revenue in the nine month period ended September 30, 2005. The increase in gross profit of $415,000, or 7% at the retail pharmacies, is offset by a decrease of $985,000, or 27.7% at Park InfusionCare. As a result, the gross profit and overall results of Healthcare continued to be adversely impacted by Park InfusionCare.

Operating expenses
Operating expenses decreased $551,000 from $9,742,000 in the nine month period ended September 30, 2005 to $9,191,000 in the nine month period ended September 30, 2006. The decrease in healthcare operating expenses is due to a reduction in headcount and other operating expenses at Park InfusionCare of $396,000 which is a reduction of 10.7% as compared to the nine month period ended September 30, 2006. These reductions are offset by an increase in operating expenses at the retail pharmacies of $333,000, or 11.7% due to an increase in headcount and other operating expenses due to the increase in volume and revenue. In addition, overhead expenses at the corporate office were reduced by $488,000 which is a reduction of 38.4% as a result of reduced headcount expenses and professional fees, primarily related to the potential transaction of Park InfusionCare, as well as other cost reduction initiatives as compared to the same period in 2005.

Real Estate Advisory Services

Revenue
Revenue decreased $89,000 from $8,593,000 in the nine month period ended September 30, 2005 to $8,504,000 during the nine month period ended September 30, 2006. The decrease is due to a decrease of $398,000 in revenue earned by CPOC which is offset by an increase of $309,000 in revenue at Capital Markets. The revenue decrease at CPOC is due to a decrease in commissions received for tenant representation services in the nine month period ended September 30, 2006 as compared to the commission received for the same period ended September 30, 2005. The revenue increase at Capital Markets is due to fees received from the closing of an advisory transaction in the nine month period ended September 30, 2006 as compared to transaction fees earned in the nine month period ended September 30, 2005.

Cost of Sales
Cost of sales was $5,071,000 for the nine month period ended September 30, 2006, representing 59.6% of revenue. By comparison, cost of sales was $5,254,000 or 61.1% of revenue in the nine month period ended September 30, 2005. The decrease in the cost of sales percentage is due to a decrease in broker commissions paid as a percentage of total revenue. Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets. Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating Expenses increased $75,000 from $2,278,000 in the nine month period ended September 30, 2005 to $2,353,000 for the nine month period ended September 30, 2006. The increase includes professional bonus and management fee expenses which are paid based on a percentage of revenue earned by Capital Markets. Operating expenses at CPOC also increased due to higher personnel and facilities expenses.

Income tax provision
The income tax provision declined $22,000 in the nine month period ended September 30, 2006. The decline is due to a decline in net income before taxes at CPOC. The income tax provision represents the California state income tax expense for CPOC. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Corporate & Other

Operating expenses
Operating expenses decreased $1,000 from $877,000 in the nine month period ended September 30, 2005 to $876,000 in the nine month period ended September 30, 2006.

Equity in income (losses) of equity method investees
Equity in income (losses) of equity method investees increased ($89,000) from ($211,000) during the nine month period ended September 30, 2005 to ($300,000) for the nine month period ended September 30, 2006. Equity in income (losses) of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the income (losses) of Ampco Partners, Ltd., Fairways 03 New Jersey, L.P. and Fairways Frisco, LP as follows:

	Nine Months Ended September 30,
	2006	2005

Ampco Partners, Ltd.	$73,000	$95,000
Fairways 03 New Jersey, LP	-	136,000
Fairways Frisco, L.P.	(373,000)	(442,000)
	$(300,000)	$(211,000)

The equity in losses of Fairways Frisco represents our share of the net loss of Fairways Frisco for the three months ended September 30, 2006 and 2005, respectively. We made our initial investment in Fairways Frisco on December 31, 2004, and accordingly no equity in income (losses) of Fairways Frisco was recorded in 2004. These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Liquidity and Capital Resources

As of September 30, 2006, we had a working capital deficit of approximately $(1.6) million as compared to working capital of approximately $4.5 million at December 31, 2005. This decrease is due primarily to $4.4 million of notes payable included as a current liability at September 30, 2006, which were classified as long term at December 31, 2005. These notes payable related to the Healthcare segment are contractually due in March 2007. The Company has had ongoing discussions with various banks regarding the refinancing of these Healthcare notes payable. The Company intends to continue pursuing all available alternatives for the refinancing or payoff of these notes payable. However, we can provide no assurance that it will be successful in refinancing these notes payable on terms that are acceptable to us or at all. The decrease in working capital is also due to the addition of a demand note payable to Ampco Partners, Ltd. in the amount of $450,000 which is included as a current liability. The proceeds of this note will be used for general operating purposes, including but, not limited, to the funding of working capital needs for Park InfusionCare.

As of September 30, 2006, we had cash and cash equivalents of approximately $2.3 million as compared to approximately $3.2 million at December 31, 2005. The decrease is primarily the result of cash flow used in financing activities for the nine month period ended September 30, 2006 of $1.1 million. The overall decrease in cash also includes payments on notes payable of $2.4 million offset by cash borrowed on notes payable of $985,000.

Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Cash Flow

Since December 31, 2005, we have decreased our cash balances by approximately $943,000. Cash flow from operating activities totaled $257,000. We used cash in investing activities of $103,000 primarily due to $161,000 of purchase of property and equipment net of distributions from limited partners of $85,000. We also used cash in financing activities of $1,097,000 primarily due to approximately $2.4 million in reductions of outstanding notes payable, borrowings of $985,000 under notes payable and the receipt of the final installment of the $230,000 CPOC restructuring fee.

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

State Income Taxes

In May 2006, the State of Texas replaced the current franchise tax system with a new Texas Margin Tax (“TMT”). The TMT is a 1% gross receipts tax based on the Company’s taxable margin, as defined by the new law. However, for taxable entities primarily engaged in retail and wholesale trade, the rate is 0.5% of taxable margin. The Company is currently evaluating the impact of the TMT, which is effective January 1, 2008.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at September 30, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

Contractual Obligations	Payments due by Period
As of September 30, 2006	($-000's omitted)
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,312,000	$3,160,000	$327,000	$2,077,000	$6,876,000
Notes Payable	6,074,000	4,336,000	-	-	10,410,000

Total	$7,386,000	$7,496,000	$327,000	$2,077,000	$17,286,000

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

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   We believe the following accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements. Critical accounting policies not otherwise included herein are included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used.

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. The implementation of Statement 123R in the first quarter of 2006 did not have a material impact on results of operations.

In June 2006, the FASB issued Interpretation No. 48 (‘FIN 48’), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006, with early adoption permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, by providing a recognition threshold and measurement guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not elected to early adopt the provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

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

We are exposed to market risk from changes in interest rates with respect to the credit agreements entered into by our subsidiaries to the extent that the pricing of these agreements is floating. We are exposed to interest rate risk as a result of CPOC’s term note payable to First Republic Bank, which bears interest payable monthly at the prime rate minus 0.25% per annum. We are also exposed to interest rate risk under our term note payable to Ampco Partners, Ltd, which bears interest at the prime rate plus 4.00%. If the effective interest rate under these term notes were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $55,000, based on the average balance outstanding under the term note during the nine month period ended September 30, 2006. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $35,000. We did not experience a material impact from interest rate risk during the three and nine month periods ended September 30, 2006, respectively.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at September 30, 2006, which are sensitive to changes in interest rates. At September 30, 2006, approximately 51.4% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled debt principal payments for the twelve months ending September 30, are as follows:

	Fixed Rate	Variable	Total

2007	$4,424,000	$1,650,000	$6,074,000
2008	45,000	1,200,000	1,245,000
2009	591,000	2,500,000	3,091,000
	$5,060,000	$5,350,000	$10,410,000

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether changes occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first nine months of 2006.

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

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2006, we were notified by the Internal Revenue Service (“IRS”) that our federal income tax return for the 2004 tax year had been selected for review. In addition, in September 2006 we were notified by the IRS that the federal partnership income tax return of CPOC for the 2004 tax year had been selected for review. The IRS is currently conducting its reviews. At this time, we can make no representations regarding the potential outcome of this review and the impact, if any, on our financial position. However, we are not aware of any potential issues that may cause adjustment to our filed tax returns.

On September 25, 2006, the Chapter 7 trustee for the bankruptcy estate of Quantum North America, Inc. sought to enforce two default judgments against us for alleged preferential and fraudulent transfers to the Company's predecessor, ASD Systems, Inc. in the aggregate amount of approximately $150,000, plus interest and attorneys fees. The transfers at issue occurred in 2000. The adversary proceedings filed in the bankruptcy case were styled: David Gottlieb v. ASD Systems, Inc.; Adv. Nos. 1:02-ap-02131-GM and 1:02-ap-01948. We believe that the judgments should be set aside as void since the service of the underlying complaints was defective and neither us nor ASD Systems were afforded the opportunity to defend. If the default judgments are set aside, we intend to defend the claims based on several available defenses. We anticipate that the hearing to consider the enforceability of the judgments will be in December 2006.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material effect these matters will have on our future financial position and results of operations.

ITEM 1A.	RISK FACTORS

The risk factor presented below updates and replaces the risk factor entitled “We may not be able to enter into a successful transaction to sell or otherwise dispose of our Park InfusionCare business” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and should be considered in addition to the risk factors disclosed in such Annual Report. There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

We may not be able to successfully operate the Park InfusionCare business.

On November 3, 2005, we issued a press release announcing that the board of directors of DHI committed to a plan to explore strategic alternatives for its infusion therapy business, Park InfusionCare. On May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare.

The infusion markets served by Park InfusionCare are highly competitive. Local, regional and national companies are currently competing in these markets and others may do so in the future. Some of our competitors have greater financial, technical, marketing and managerial resources than we have. This competition could result in price competition and other competitive factors that could cause a decline in our revenue and profitability. We expect to continue to encounter competition in the future that could limit our ability to grow revenue and/or maintain acceptable pricing levels. In addition, the Park InfusionCare business has required additional working capital. If we are unable to successfully operate Park InfusionCare, our working capital position will be adversely affected and we could experience a decline in our revenue and profitability.

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

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2006, by David E. Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2006, by Michal L. Gayler as Interim Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(b)	Reports on Form 8-K

(i)	On August 10, 2006, the Company filed a Current Report on Form 8-K to report the announcement of its second quarter fiscal 2006 financial results.

(ii)
On September 8, 2006, the Company filed a Current Report on Form 8-K to report the announcement of the resignation of Gary W. Boyd as Vice-President - Finance and Chief Financial Officer of the Company. In addition, the Board of Directors of the Company approved the appointment of Michal L. Gayler as Interim Vice-President and Chief Financial Officer of the Company.

(iii)	On September 12, 2006, the Company filed a Current Report on Form 8-K to report the announcement of the election of Mr. Curt Nonomaque to fill the vacant Class A Board of Directors position.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006	ASCENDANT SOLUTIONS, INC.
	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2006	ASCENDANT SOLUTIONS, INC.
	By:	/s/ Michal L. Gayler
Michal L. Gayler
Interim Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)