Form 10-K
period 2006-12-31
ASCENDANT SOLUTIONS INC
filed 2007-04-16
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐   Accelerated filer  ☐   Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price for the registrant’s common stock on the OTC Bulletin Board on June 30, 2006, the last trading date of registrant's most recently completed second fiscal quarter, was approximately $6,239,000.

At April 9, 2007, 22,558,844 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2006 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 14, 2007 are incorporated by reference into Part III.

ASCENDANT SOLUTIONS, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2006

PART I.

ITEM 1. BUSINESS

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Risk Factors,” and “Other Risks”, as well as elsewhere in this Annual Report on Form 10-K.

BACKGROUND

Ascendant Solutions, Inc. (“Ascendant” we also refer to Ascendant as “we,” “us,” or “the Company”) is a diversified financial services company which is seeking to, or has invested in or acquired, healthcare, manufacturing, distribution or service companies. We also conduct various real estate activities, perform real estate advisory services for corporate clients, and, through an affiliate, purchase real estate assets, as a principal investor.

The following is a summary of our identifiable business segments, consolidated subsidiaries and their related business activities:
Business Segment	Subsidiaries	Principal Business Activity
Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare products and services provided through retail pharmacies, including specialty compounding pharmacy services and home infusion therapy centers

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc. and ASE Investments Corporation	Corporate administration, investments in Ampco Partners, Ltd., Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P.

During 2002, we made our first investments, and we have continued to make additional investments and acquisitions throughout 2003, 2004 and 2005. A summary of our investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%
August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%
October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%
November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%
March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and infusion therapy centers	100%
April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	24.75%
May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%
December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	8.87%

These transactions and the business activity of our business segments are discussed in more detail below under “Description of Business Segments”. Also, certain of these transactions involved related parties or affiliates as more fully described in Note 16 of the Ascendant Consolidated Financial Statements.

Below is a summary of our investment portfolio performance by segment on a cash basis through December 31, 2006:

	Cumulative	Cumulative	Cumulative
	Cash	Realized Cash	Realized Cash
Segment	Investments	Returns	Returns %

Healthcare	$1,500,000	$812,000	54%
Real Estate Advisory Services	64,000	1,434,000	2,241%
Corporate & Other	1,992,000	2,310,000	116%
	$3,556,000	$4,556,000	128%

We face all of the risks of a business with limited capital, the special risks inherent in the acquisition or involvement in each of our particular new business opportunities, and the added risks associated with the management of diverse businesses. There can be no assurances that our current or future investments or acquisitions will produce cash results similar to those shown in the table above.

Our future acquisition criteria may include, but not necessarily be limited to, the following criteria:

• Annual revenues of $5-100 million
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

We will continue to look for acquisition opportunities, however, our current cash resources are limited and we will be required to expend significant executive time to assist the management of our acquired businesses. We will continue seeking to (1) most effectively deploy our remaining cash and debt capacity (if any), (2) capitalize on the experience and contacts of our officers and directors, and (3) explore other acquisition and investing opportunities.

In our continued acquisition efforts, we will not limit ourselves to a particular industry. At this time, all of our business is conducted within the United States. Most likely, the target business will continue to be primarily located in the United States, although we may acquire a target business with operations and/or locations outside the United States. In seeking a target business, we will consider, without limitation, businesses (i) that offer or provide services or develop, manufacture or distribute products in the United States or abroad; or (ii) that are engaged in wholesale or retail distribution among other potential target business opportunities and/or where our tax loss carryforwards can be utilized effectively. We may also co-invest in certain real estate transactions along with Fairways Equities, LLC (“Fairways Equities”) or its principals.

We have acquired, and may acquire in the future, minority or other non-controlling investments in other companies or businesses. However, we do not intend to engage primarily in acquiring minority investments, as we prefer to control the businesses in which we invest. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of that Act. We do not believe we are currently an “investment company.”

However, if in the future more than 40% of our assets are comprised of “investment securities” (which are generally, non-government securities other than securities of majority-owned and certain other controlled companies) we would, subject to certain transitional relief, be required to register as an investment company, which would involve our incurring significant registration and compliance costs under the Investment Company Act. We have obtained no formal determination nor have we requested any ruling or interpretation from the Securities and Exchange Commission as to our status or potential status under the Investment Company Act of 1940. Any violation by us of the Investment Company Act, whether intentional or inadvertent, could subject us to material adverse consequences.

Description of Business Segments

Information regarding the financial condition of each of the Company’s business segments can be found in the Company’s Consolidated Financial Statements in Item 8.

Healthcare Segment

Dougherty’s Holdings, Inc.

Description of Acquisition

On March 24, 2004, we acquired, through a newly formed wholly-owned subsidiary Dougherty’s Holdings, Inc. (“DHI”), substantially all of the assets of Park Pharmacy Corporation (the “Park Assets”) pursuant to the First Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code Proposed by Park Pharmacy Corporation Inc. and the Company (“Joint Plan”) and the Asset Purchase Agreement (the “Agreement”) entered into December 9, 2003 between Park Pharmacy and DHI. Park Pharmacy had been operating as a debtor in possession since December 2, 2002. The purchased assets included all of the cash and certain other assets of Park Pharmacy and all equity interests of the following entities (each directly or indirectly wholly-owned by Park Pharmacy): (i) Dougherty’s Pharmacy, Inc., (ii) Park Operating GP, LLC, (iii) Park LP Holdings, Inc., (iv) Park-Medicine Man GP LLC (v) Park Infusion Services, L.P., and (vi) Park-Medicine Man, L.P.

We acquired the Park Assets by investing, through DHI, an aggregate of approximately $1.5 million in cash, funded out of our working capital, and the assumption by DHI of approximately $6.3 million in debt associated with the Park Assets.

In connection with the acquisition of the Park Assets, DHI also entered into a new credit facility with Bank of Texas, the prior lender to Park Pharmacy Corporation. This facility provided for three notes, aggregating approximately $5.5 million. Each note bears interest at six percent and matures in three years. DHI is obligated to make monthly payments (consisting of both interest and principal payments, as applicable) to the bank of approximately $56,000. This credit facility was secured by substantially all of the assets of DHI, including the stock of its operating subsidiaries. This credit facility was paid in full in February 2007.

On February 20, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP, each a wholly-owned subsidiary of DHI, entered into a loan agreement with Amegy Bank National Association (“Amegy Bank”) for a $2,000,000 revolving line of credit and a $2,200,000 term loan. Substantially all of the proceeds from the revolving line of credit and the term loan were used to retire the outstanding balance owed to Bank of Texas, N.A. under an existing credit facility. Please see Note 10 of the Ascendant Consolidated Financial Statements contained herein.

In connection with the acquisition of the Park Assets, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”) pursuant to which DHI and our newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement provided us with pricing and payment terms that were improved from those previously provided by AmerisourceBergen to Park Pharmacy.

In exchange for these improved terms, DHI agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. AmerisourceBergen was a creditor of the operating non-debtor subsidiaries and, in connection with the Chapter 11 bankruptcy proceeding, AmerisourceBergen agreed to accept a cash payment of approximately $1.1 million and a promissory note in the amount of approximately $750,000 payable by DHI over a period of five years, using a 15-year amortization schedule and an interest rate of six percent with the last payment being a balloon payment of the outstanding principal and accrued but unpaid interest.

As of November 30, 2006, DHI entered into Amendment No. 1 (“Amendment”) to the supply agreement. The Amendment extends the supply agreement from March 24, 2007 to March 24, 2009. In addition, the Amendment (1) improves the pricing of goods purchased, (2) changes the minimum order volume from $30,000,000 to $50,000,000 over the life of the Agreement and (3) the percentage of generic drug purchases was changed from 2.50% to 6.0%. The Amendment also allows for the return of goods, in a saleable condition, within 180 days of the invoice date without a restocking fee and provides for a termination fee if DHI terminates the supply agreement before the expiration of the term of the agreement. The termination fee is a maximum of $50,000 but is reduced for each full month from December 1, 2006 until the date of termination. However, there is no termination fee if the minimum order volume has been satisfied. At December 31, 2006, DHI believes it has satisfied the minimum order volume.

The Amendment also provides for a rebate in the amount of $150,000 representing a 15.0% volume discount off the price of goods for the first $1,000,000 of net purchases purchased in the period after November 1, 2006 providing that DHI makes net purchases in excess of $1 million after November 1, 2006. In December 2006, DHI satisfied the net purchase requirement and received the $150,000 rebate.

The table below shows the balances of the debt assumed at the time of acquisition and as of December 31, 2006:

			Balance at
	Balance at	Principal	December 31,
	Acquisition	Payments	2006

Bank of Texas Credit Facility *	$5,579,000	$(1,364,000)	$4,215,000
AmerisourceBergen Note	750,000	(92,000)	658,000
Total debt assumed	$6,329,000	$(1,456,000)	$4,873,000

* This facility has been replaced as of February 20, 2007 with a $2,000,000 revolving line of credit and a $2,200,000 term loan from Amegy Bank.

Description of Business

Dougherty’s Pharmacy

Dougherty’s Pharmacy is a turn-key multi-service pharmacy located in a highly prestigious area of Dallas. Centrally located, Dougherty’s continues to provide a level of service not provided by national pharmacy chain stores. We fulfill any prescription need, from the simplest to the most complex compounding prescriptions. Most national pharmacy chains do not provide complex pharmacy prescription services. We specialize in providing solutions for our customers’ pharmacy needs. Dougherty’s long history began in 1929 and continues today as one of Dallas’s oldest, largest and best-known full-service pharmacies, which also include durable medical equipment and its home healthcare and other pharmacy services. We have a customer service oriented philosophy and typically do not attempt to compete solely based on price, as is the case with most of the national pharmacy chains.

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

Park InfusionCare

Park InfusionCare is a specialty pharmacy company which specializes in full service home infusion therapy offering full nursing and pharmacy services for home infusion therapies. The infusion therapies include antibiotics, total parenteral nutrition, intravenous immunoglobulin and other intravenous therapies. The primary business referral sources include case managers from hospitals, insurance carriers as well as doctors, home health agencies and nursing homes. Park InfusionCare has three offices located in Dallas, Houston and San Antonio. Park InfusionCare’s business territory includes most of Texas. All three offices have infusion suites located in each office for the convenience of our clientele. The Dallas and San Antonio offices have been in business for over 10 years, whereas the Houston office began operations in January 2003.

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business. In connection with the decision to retain the operations of Park InfusionCare, DHI entered into an employment agreement on May 18, 2006 with Scott R. Holtmyer to be the Vice President of its Park InfusionCare infusion therapy business. As a result of the board of director’s decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations.

Real Estate Advisory Services Segment

CRESA Capital Markets Group, L.P.

In 2002, the Company formed a capital markets subsidiary, CRESA Capital Markets Group, L.P., (“Capital Markets”) and entered into a licensing and co-marketing agreement with CRESA Partners LLC, a national real estate services firm. Jim Leslie, our Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC. Kevin Hayes, Chairman of our consolidated subsidiary CRESA Partners of Orange County, LP, also served as the Chief Executive Officer of CRESA Partners, LLC from October 2005 to September 2006.

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

We own 80% of Capital Markets through our 80% ownership of ASE Investments Corporation (“ASE Investments”) and our 100% ownership of Ascendant CRESA LLC, which is the 0.1% general partner in Capital Markets. ASE Investments owns the 99.9% limited partnership interest of Capital Markets. The remaining 20% of Capital Markets and ASE Investments is owned, directly or indirectly, by Brant Bryan, Cathy Sweeney and David Stringfield, who are principals in Capital Markets and shareholders in the Company.

Effective September 1, 2005, Capital Markets entered into an advisory services agreement with Fairways Equities (see below for more details on Fairways Equities) whereby Fairways Equities will provide all of the professional and administrative services required by Capital Markets. In exchange, Capital Markets will pay Fairways Equities an administrative fee of 25% of gross revenues and a compensation fee of 40% of gross revenues, as compensation to the principals working on the transaction that generated the corresponding revenues. Under the terms of the agreement, Fairways Equities assumed all of the administrative expenses, including payroll, of CRESA Capital Markets. Fairways Equities will only receive payments under the agreement if its principals close a real estate capital markets advisory transaction that generates revenue for Capital Markets. The impact of this agreement on Capital Markets is that it will have no administrative expenses or cash requirements unless it closes a revenue generating transaction. The principals in Capital Markets are also the four members of Fairways Equities. During the years ended December 31, 2006 and 2005, Capital Markets paid approximately $262,000 and $233,000, respectively of compensation fees to Fairways Equities under the advisory services agreement.

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

Pursuant to the terms of the Stock Purchase Agreement, the purchase price was paid pursuant to the terms of a $6.9 million promissory note (the “Acquisition Note”) payable to the Seller. The Acquisition Note was secured by a pledge of all of the personal property of CPOC, bears interest payable monthly at the prime rate of Northern Trust Bank plus 0.50% per annum, with principal generally payable quarterly in arrears over a three year period from the excess cash flow of ASDS, as defined, and was guaranteed by the Company. The then outstanding principal balance of the Acquisition Note was payable in full on May 1, 2006.

In June 2006, ASDS entered into a credit agreement with First Republic Bank for a $5.3 million term note and CPOC entered into a $500,000 revolving line of credit. The term note is being guaranteed by CPOC. The term note and revolving line of credit are also being personally guaranteed, subject to certain limits, by certain officers and minority limited partners of CPOC. The proceeds from the term note were used to retire the outstanding balance owed to Kevin Hayes under the Acquisition Note. The Acquisition Note was retired at a discount of approximately $100,000 to its outstanding principal balance of $ 5,400,000. Please see Note 10 of the Ascendant Consolidated Financial Statements contained herein.

The purchase price was subject to adjustment downward (by an amount not to exceed $1.9 million) to reflect the operating results of CPOC during the four year period ending December 31, 2007 if CPOC’s revenues are less than an aggregate of $34.0 million during such period. From the date of acquisition on May 1, 2004 through December 31, 2006, CPOC’s cumulative revenues were $35,565,000. As a result, there will be no adjustment to the purchase price.

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

The following is a summary of distributions received by ASDS from the Operating LP and the use of those distributions:

			Acquisition
	Year Ended	Year Ended	Date to
	December 31,	December 31,	December 31,	Total
	2006	2005	2004	Distributions

Interest payments on Acquisition Note	$201,000	$480,000	$211,000	$892,000
Principal payments on Acquisition Note	6,082,000	718,000	-	6,800,000
Proceeds from First Republic Bank note	(5,300,000)	-	-	(5,300,000)
Interest payments on First Republic Bank note	223,000	-	-	223,000
Principal payments on First Republic Bank note	900,000	-	-	900,000
Total distributions received	$2,106,000	$1,198,000	$211,000	$3,515,000

The table below shows the balances of the debt assumed at the time of acquisition and as of December 31, 2006:

	Balance at	Proceeds from	Principal	Principal	December 31,
	Acquisition	Notes Payable	Payments	Discount	2006

Acquisition Note	$6,900,000	$-	$(6,800,000)	$(100,000)	$-
First Republic Bank term note	-	5,300,000	(900,000)	-	4,400,000
Line of credit & note payable to related party	1,000,000	-	(1,000,000)	-	-
Total debt assumed	$7,900,000	$5,300,000	$(8,700,000)	$(100,000)	$4,400,000

In connection with the acquisition of CPOC, the Company was entitled to receive a structuring fee of $690,000, plus interest thereon, of which $230,000 was paid at closing and $230,000 was paid on May 1, 2005. The remainder of $230,000, plus interest thereon was paid on May 1, 2006. The structuring fee has been eliminated in the consolidation of the Company with CPOC and the Operating LP in the consolidated financial statements of the Company.

The results of operations of the Operating LP will be consolidated with ASDS and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that ASDS has received cumulative distributions equal to the Purchase Price plus a preferential return of approximately $1.7 million (total distributions of $8.6 million). When and if the total distributions equal to $8.6 million are fully paid, our residual interest will become 10% and the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18, “Equity Method for Investments in Common Stock”. Accordingly, we would no longer consolidate the results of operations of the Operating LP and we would instead record our share of income from the Operating LP as “Investment Income” in our consolidated statements of income.

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

The table below summarizes CPOC’s transaction activity for the years ended December 31, 2006, December 31, 2005 and for the period from the date of acquisition on May 1, 2004 to December 31, 2004:

	Year Ended		Year Ended		Acquisition Date
	December 31, 2006		December 31, 2005		to December 31, 2004
		Approximate		Approximate		Approximate
	No. of	Transaction	No. of	Transaction	No. of	Transaction
	Transactions	Value	Transactions	Value	Transactions	Value
Revenue		$13,531,000		$13,176,000		$8,858,000
Lease transactions	229	$333 million	229	$432 million	200	$335 million
Real estate sales transactions	7	$10 million	10	$44 million	7	$25 million
Project management transactions	71	$85 million	50	$79 million	60	$45 million

In March 2006, CPOC purchased a minority interest of approximately 2.7% in CRESA Partners, LLC, a national real estate services firm. The amount paid for this investment was $160,000 and is accounted for under the cost method of accounting for investments. CPOC is a licensee of CRESA Partners, LLC. Jim Leslie, the Company’s Chairman, serves as an advisor to the Board of Directors of CRESA Partners, LLC and Kevin Hayes, Chairman of CPOC, served as the Chief Executive Officer of CRESA Partners, LLC from October 2005 to September 2006.

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

During the years ended December 31, 2006 and 2005, we received approximately $343,000 and $315,000, respectively, of management fees which have been eliminated in the consolidated financial statements contained herein. We also receive periodic dividends or interest payments from one of our subsidiaries, which amounted to $112,000 in each of the years ended December 31, 2006 and 2005, respectively which have also been eliminated in consolidation.

Other investments which are not included in the Healthcare or Real estate advisory services segments are described below.

Ampco Partners, Ltd.

In 2002, we invested $400,000 for a 10% limited partnership interest in Ampco Partners, Ltd. (“Ampco”), a newly formed entity, which acquired the assets and intellectual property of the Ampco Safety Tools division of Ampco Metals Incorporated of Milwaukee, Wisconsin in a Chapter 11 bankruptcy proceeding. Ampco Safety Tools, founded in 1922, is a leading manufacturer of non-sparking, non-magnetic and corrosion resistant safety tools. These tools are designed to meet Occupational Safety and Health Administration and National Fire Protection Association requirements for use in locations where flammable vapors of combustible residues are present. Safety tools are used in industrial applications, primarily in manufacturing and maintenance operations. We receive quarterly distributions based upon 10% of Ampco’s reported quarterly earnings before interest, taxes, depreciation and amortization expense, or EBITDA. Our investment in Ampco is accounted for under the equity method. We recognize our proportionate share of Ampco’s net income, as “Equity in income (losses) of equity method investees” in the consolidated statements of income. If we receive distributions in excess of our equity in earnings, they are accounted for as a reduction of our investment in Ampco.

In June 2006, the Company entered into a term loan agreement with Ampco for a $500,000 demand note. The proceeds from the demand note were used for general working capital purposes. The demand note bears interest at the prime rate plus 4.00% per annum.  The Company’s quarterly partnership cash distributions from Ampco are being, and will continue to be, applied to the interest and principal balances owed on the demand note. The remaining outstanding balance of the demand note is due on the earlier of demand or June 13, 2009. The demand note is secured by the Company’s limited partnership interest in Ampco

Our distributions from Ampco for the years ending December 31 are as follows:

	2006	2005	2004

Equity in income (losses) of equity method investees	$96,000	$100,000	$82,000
Return of capital	48,000	14,000	29,000
Payments on demand note	(60,000)	-	-
Total distributions received	$84,000	$114,000	$111,000

Fairways Equities, LLC

During the fourth quarter of 2003, we entered into a participation agreement (the “Participation Agreement”) with Fairways Equities LLC (“Fairways”), an entity controlled by Jim Leslie, our Chairman, and Brant Bryan, Cathy Sweeney and David Stringfield who are principals of Capital Markets and shareholders of the Company (“Fairways Members”), pursuant to which we will receive up to 20% of the profits realized by Fairways in connection with certain real estate acquisitions made by Fairways. Additionally, we will have an opportunity, but not the obligation, to invest in the transactions undertaken by Fairways, through our 80% owned subsidiary, ASE Investments. Our profit participation with Fairways was subject to modification or termination by Fairways at the end of 2005 in the event that the aggregate level of cash flow (as defined in the Participation Agreement) generated by our acquired operating entities did not reach $2 million for the twelve months ended December 31, 2005. For the twelve months ended December 31, 2005, the Company did not meet this cash flow requirement: however, there has been no action taken by the Fairways Members to terminate the Participation Agreement.

The Company is currently negotiating with the Fairways Members to modify the Participation Agreement, however, there can be no assurances that a mutually acceptable modification can be reached. We are unable to determine what real estate Fairways may acquire or the cost, type, location, or other specifics about such real estate. There can be no assurances that we will be able to generate the required cash flow to continue in the Participation Agreement after 2006, or that Fairways will be able to acquire additional real estate assets, that we will choose to invest in such real estate acquisitions or that there will be profits realized by such real estate investments. We do not have an investment in Fairways, but rather a profits interest through our Participation Agreement.

Fairways 03 New Jersey, LP

During December 2003, we made a capital contribution of $145,000 to Fairways 03 New Jersey, LP (“Fairways NJ”) which, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building.

In December 2003, subsequent to the closing of this transaction, our capital contribution of $145,000 was distributed back to us. The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, was being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for the representations and warranties made under the sale agreement. The balance of the escrow account was released in December 2006. Since the date of the property interest acquisition, the Company has received cumulative cash distributions of approximately $1,448,000 on its initial investment of $145,000 in Fairways NJ.

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

Fairways Frisco, LP

On December 31, 2004, Fairways Frisco, L.P. (“Fairways Frisco”) acquired certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (the “Properties”) in the Frisco Square mixed-use real estate development in Frisco, Texas. Frisco Square is planned to include approximately 4 million developed square feet, including retail, offices, hotel, multi-family residences and municipal space.

Under the terms of the amended Frisco Square Partnerships agreements, Fairways Equities is the sole general partner of the Frisco Square Partnerships and controls all operating activities, financing activities and development activities for the Frisco Square Partnerships.

As further described herein, the Company holds a limited partnership interest in Fairways Frisco. The Company is not involved in the development or management of Frisco Square; rather it is solely a limited partner. The Company has invested $1,219,000 of cash into Fairways Frisco as of December 31, 2006. The Company has made no additional capital contributions subsequent to December 31, 2005. Fairways Frisco made two capital calls in 2006, which were not funded by the Company and thus diluted the Company’s limited partnership interest from 14% at December 31, 2005 to approximately 8.87% as of December 31, 2006. As of April 7, 2007, the general partner of the Frisco Square Partnerships indicated that they would be making a capital call of the limited partners in the amount of $4 million, the exact terms of which are currently being negotiated. The Company will not participate in this capital call. If this capital call is fully funded, the Company‘s limited partnership interest will be reduced.

Fairways Frisco is expected to request additional capital contributions from the limited partners. At present, the Company does not intend to fund any additional capital requested from Fairways Frisco. The Company expects its limited partnership interest will be reduced further as additional limited partner contributions are received and the Company does not fund its limited partnership share of such capital contributions into Fairways Frisco. As of December 31, 2006, Fairways Frisco owned, either directly or indirectly, 60% of the Frisco Square Partnerships and the remaining 40% is owned by CMP Family Limited Partnership (“CMP”), which is controlled by Cole McDowell. Under the terms of the amended Frisco Square Partnerships, Fairways Frisco also has a first priority distribution preference of $5.5 million, and it will receive its pro-rata partnership interest of the next $9.5 million of distributions from the Frisco Square Partnerships.

The table below summarizes the Frisco Square property partnerships as of December 31, 2006 and their respective appraised values and bank debt outstanding (the appraisals were performed by an independent third-party appraiser):

	(In millions)
Frisco Square Partnerships	Property	Appraised Value	Bank Debt	Net Appraised Value

Frisco Square B1-6 F1-11, Ltd.	155,000 sf apartments/retail	$22.0	$17.3	$4.7
Frisco Square B1-7 F1-10, Ltd.	61,400 sf office/retail	15.1	8.9	6.3
Frisco Square Properties, Ltd.	2.1 acres/undeveloped lots	3.3	2.0	1.3
Frisco Square Land, Ltd.	48.7 acres/undeveloped land	49.9	26.6	23.2

Total		$90.3	$54.8	$35.5

Fairways Frisco’s share of the net appraised value in the table above would be approximately $30.9 million based upon the distribution terms and preferences in the Frisco Square Partnerships partnership agreements. The Company’s share of this amount would be approximately $2.5 million based on its ownership of 8.87% of the limited partnership interests at December 31, 2006. The net appraised value in the table above is based on an appraisal performed by an independent third party which is provided annually to its partners by the Frisco Square Partnerships pursuant to their partnership agreements. There can be no assurance that the real property held by the Frisco Square Partnerships could be sold at the net appraised value. The marketability and value of each property will depend upon many factors beyond our control and beyond the control of the Frisco Square Partnerships. Since investments in real property are generally illiquid, there is no assurance that there will be a market for the Frisco Square Partnerships properties. Furthermore, the Company’s partnership interest in Fairways Frisco is illiquid and represents a minority interest in Fairways Frisco, which may or may not be valued according to the liquidation value of the Frisco Square Partnerships. Any additional financing obtained by the Frisco Square Partnerships will, in all likelihood, further dilute the Company’s interest in Fairways Frisco.

The Company has not guaranteed any of the debt of the Frisco Square Partnerships or Fairways Frisco, L.P. The Company is not involved with any management, financing or other operating activities of the Frisco Square Partnerships or Fairways Frisco. However, in May 2005, the Company entered into an agreement with Fairways Equities, pursuant to which the Company is entitled to receive 25% of the fees paid to Fairways Equities pursuant to the Fairways Frisco partnership agreement. These fees, including a monthly management fee, represent compensation to the Company for supplying resources to execute the initial transaction with the Frisco Square Partnerships in December 2004. During the years ended December 31, 2006 and 2005, the Company received fees allocated from Fairways Equities of $28,000 and $64,000, respectively under this agreement. Fairways Frisco is currently negotiating with lenders to modify or extend certain bank loans which are reflected as current liabilities at December 31, 2006.

Please see Note 2 of the Ascendant Consolidated Financial Statements contained herein and the audited consolidated financial statements of Fairways Frisco, L.P. and Subsidiaries for the years ended December 31, 2006 and 2005 filed hereto as Exhibit 99.8.

Employees

We had the following full time and part-time employees as of December 31, 2006:

Business Segment	Employees
Healthcare	130
Real estate advisory services	23
Corporate and other	2
Total Employees	155

In addition to our own employees, we use from time to time, and are dependent upon, various outside consultants or contractors to perform various support services including, legal and accounting services.

Available Information

We are a reporting company under the Exchange Act and file annual, quarterly and special reports, proxy statements and other information with the United States Securities and Exchange Commission. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available on or through our website (www.ascendantsolutions.com), free of charge, as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. These filings are also available on the Securities and Exchange Commission's web site at www.sec.gov. In addition, you may read and copy any documents we file at the Securities and Exchange Commission’s public reference room at 100 F Street, N.E., Washington, D.C. 20549, and at the regional offices of the Securities and Exchange Commission located at 233 Broadway, New York, New York 10279, and at 175 West Jackson Blvd., Suite 900, Chicago, Illinois 60604. You may obtain information on the operation of the Securities and Exchange Commission’s public reference room in Washington, D.C. by calling the Securities and Exchange Commission at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

We have limited funds and may require additional financing.

We have very limited funds, and such funds may not be adequate to take advantage of available business opportunities or fund the ones that we have acquired. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a more definitive and specific need for additional financing. Our access to capital is more limited since our stock is no longer traded on the NASDAQ National Market, since there is limited trading activity in our stock, since we incurred significant debt as a result of our acquisitions in 2004, and since we expect to incur additional debt in order to acquire entities in the future. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our existing capital.

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

We are dependent upon management.

We currently have two individuals who are serving as management, including our President and CEO, and our Interim Chief Financial Officer. We are heavily dependent upon our management’s skills, talents and abilities to implement our business plan. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning our management and Board of Directors. In addition to our own employees, we use from time to time and are dependent upon, various consultants or contractors to perform various support services including, legal and accounting.

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

In 2006, DHI accounted for approximately 74.1% of our revenue. In the future, one or more of our subsidiaries may continue to account for a significant percentage of our revenue. The reliance on any of these subsidiaries for a significant percentage of our revenue and their subsequent failure could negatively affect our results of operations.

Unforeseen costs associated with the acquisition of new businesses could reduce our profitability.

We have implemented our business strategy and made acquisitions of new businesses that may not prove to be successful. We now own an interest in six businesses, operating in different industries and we do not have experience in some of these areas. It is likely that we will encounter unanticipated difficulties and expenditures relating to our acquired businesses, including contingent liabilities, or needs for significant management attention that would otherwise be devoted to our other businesses. These costs may negatively affect our results of operations. Unforeseen costs at our recently acquired and to be acquired businesses, which have significant liabilities and commitments, could result in the inability to make required payments on indebtedness, which could result in a loss of our investments in these companies.

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

At December 31, 2006, we had accumulated approximately $51 million of federal net operating loss carryforwards and approximately $2.9 million of state net operating loss carryforwards, which may be used to offset taxable income and reduce income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

The federal net operating loss carryforwards, if not fully utilized, will expire from 2018 to 2024 and the state net operating loss carryforwards will expire from 2007 to 2009. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of our federal net operating loss carryforwards that may be used to offset taxable income. We believe that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, we believe that utilization of the portion of our federal net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. The date of an “ownership change” is based upon a factual determination of the value of our stock on such date. If the “ownership change” was determined to have occurred at a date after November 15, 1999, additional federal net operating loss carryforwards would be limited by Section 382 of the Code. In addition, a second “ownership change” may occur in the future as a result of future changes in the ownership of our stock, including our issuance of stock in connection with our acquisition of a business. A second “ownership change” would result in Code Section 382 limiting our deduction of our future federal net operating loss carryforwards.

Our results of operations are difficult to predict.

Although we generated net income of $1,023,000, $65,000 and $249,000 for the years ended December 31, 2006, 2005 and 2004 respectively, we have historically incurred net operating losses. There can be no assurance that we will continue to achieve profitability in the future.

RISKS SPECIFIC TO OUR OPERATING SUBSIDIARIES

Dougherty’s Holdings, Inc.

We may not be able to successfully operate our Park InfusionCare business.

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

Our long term supply agreement, as amended in November 2006, with AmerisourceBergen provides us with pricing and credit terms that are improved from those previously provided by AmerisourceBergen. In exchange for these improved terms, DHI has agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and to maintain certain minimum dollar monthly purchases.

If we are unable to satisfy minimum monthly purchase requirements of $900,000, we may be required to purchase our pharmaceutical products on less favorable pricing and credit terms. For the year ended December 31, 2006, we purchased over $23,858,000 of our pharmaceutical products from AmerisourceBergen.

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

During 2006 and 2005, a significant amount of our real estate advisory services segment revenue was generated from transactions originating in California. As a result of the geographic concentrations in California, the continuation of the economic downturn in the California commercial real estate markets and in the local economies in the Orange County area could further harm our results of operations.

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

As a licensed real estate broker, CRESA and its licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject CRESA or its employees to litigation from parties who purchased, sold or leased properties that CRESA or its employees brokered or managed. CRESA could become subject to claims by participants in real estate transactions claiming that CRESA did not fulfill its statutory obligations as a broker.

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

Real estate development strategies entail certain risks.

Real estate development activities entail certain risks, including:
•	the expenditure of funds on and devotion of management’s time to projects which may not come to fruition;
•	the risk that development or redevelopment costs of a project may exceed original estimates, possibly making the project uneconomic or causing the project to raise additional cash to fund such costs;
•	the risk that occupancy rates and rents at a completed project will be less than anticipated or that there will be vacant space at the project;
•	the risk that expenses at a completed development will be higher than anticipated; and
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

•	the Frisco Square Partnerships’ future growth and real estate development requires additional capital..
•	the risk that a significant amount of debt, which is due during 2007, will require significant additional capital if it cannot be refinanced.

Based on the status of the Frisco Square development, the Frisco Square Partnerships will need to invest significant amounts of money over the next several years and currently anticipates real estate investments to be approximately $8.0 million for calendar 2007. The Frisco Square Partnerships could finance future expenditures from any of the following sources:
•	non-recourse, sale-leaseback or other financing
•	bank borrowings;
•	private placements of debt or equity or
•	some combination of the above.

If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Frisco Square Partnerships and their partners. If not available, Frisco Square’s development will be limited to that which can be financed with its existing capital.

Any additional financing obtained by the Frisco Square Partnerships will, in all likelihood, further dilute the Company’s interest in Fairways Frisco.

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

Our principal stockholders, officers and directors, and affiliates beneficially own approximately 55% of our Common Stock. As a result, such persons may have the ability to control and direct our affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control.

We have certain relationships with related parties.

We have relationships or transactions with related parties or affiliates of ours. Please see Note 16 of the Ascendant Consolidated Financial Statements contained herein.

Our stock is not listed on The NASDAQ National Market.

Our stock is quoted and traded on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information of OTC securities. An OTC security is not listed or traded on NASDAQ or a national securities exchange, and NASDAQ has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. Even with OTCBB eligibility and trading, fewer investors have access to trade our common stock, which will limit our ability to raise capital through the sale of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The physical properties used by the Company and its significant business segments are summarized below:

			Approximate
Business Segment	Property Type	Owned/Leased	Square Feet
Healthcare	Corporate offices, retail pharmacies and infusion therapy centers	Leased	43,698
Real estate advisory services	Corporate offices	Leased	22,173
Corporate and other	Corporate offices	Leased	-

Mr. James C. Leslie, the Company’s Chairman, controls, and Mr. Will Cureton, one of our directors, is indirectly a limited partner in the entity that owns the building located in Dallas, Texas in which the corporate office space is sub-leased by Ascendant and DHI. Also, through August 2005, Capital Markets paid rent for office space in the same building to an entity controlled by Mr. Leslie. We consider all of these leases to be at or below market terms for comparable space in the same building.

Beginning on March 16, 2005 and ending on October 13, 2006, Ascendant subleased space from an unrelated third party for approximately $7,000 per month. In October 2006, Ascendant began sharing office space with DHI. During the year ended December 31, 2006, DHI subleased space from an unrelated third party for $6,000 per month. In addition, Ascendant incurred certain shared office costs with an entity controlled by Mr. Leslie, which gives rise to reimbursements from us to that entity. These costs were approximately $9,000 in 2006.

During the year ended December 31, 2005 and 2004, Ascendant and Capital Markets paid aggregate rent of approximately $26,000 and $67,200 directly to an entity controlled by Mr. Leslie. The remaining rent expense paid by Ascendant and DHI was paid under sublease agreements with an unrelated third party for approximately $13,000 monthly. We also incurred certain shared office costs with an entity controlled by Mr. Leslie, which gave rise to reimbursements from us to that entity. These costs were approximately $24,300 and $22,800 in 2005 and 2004, respectively.

In addition, we have other relationships or transactions with other related parties or affiliates of ours. Please see Note 16 to the Ascendant Consolidated Financial Statements contained herein.

ITEM 3. LEGAL PROCEEDINGS

In January 2004, Bishopsgate Corp. and T.E. Millard filed a lawsuit in the 192nd District Court of Dallas County, Texas against us, our officers and directors, and Park Pharmacy’s officers and directors claiming that we breached obligations to fund Bishopsgate’s proposed purchase of the Park Assets.

In August 2005, the Company, its officers and directors and Park Pharmacy’s officers and directors entered into a compromise and settlement agreement, which was approved by the bankruptcy court. Please see Note 15 to the Ascendant Consolidated Financial Statements contained herein for additional details.

Between January 23, 2001 and February 21, 2001, five putative class action lawsuits were filed in the United States District Court for the Northern District of Texas against us, certain of our directors, and a limited partnership of which a director is a partner. The five lawsuits assert causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for an unspecified amount of damages on behalf of a putative class of individuals who purchased our common stock between various periods ranging from November 11, 1999 to January 24, 2000. In August 2005, the Company settled the lead plaintiffs’ remaining individual claims for a confidential amount, which was paid by the Company’s directors’ and officers’ insurance carrier.

Accordingly, the district court entered a final judgment dismissing the claims with prejudice in February 2006. Please see Note 15 to the Ascendant Consolidated Financial Statements contained herein for additional details.

In April 2006, we were notified by the Internal Revenue Service (“IRS”) that our federal income tax return for the 2004 tax year had been selected for review. In addition, in September 2006 we were notified by the IRS that the federal partnership income tax return of CPOC for the 2004 tax year had been selected for review. The IRS is currently conducting its reviews. At this time, we can make no representations or give any guidance regarding the potential outcome of this review and the impact, if any, it may have on our financial position. However, we are not aware of any potential issues that may cause adjustment to our filed tax returns.

In September 2006, the Chapter 7 trustee for the bankruptcy estate of Quantum North America, Inc. sought to enforce two default judgments against us for alleged preferential and fraudulent transfers to the Company's predecessor, ASD Systems, Inc. in the aggregate amount of approximately $150,000, plus interest and attorneys fees. The transfers at issue occurred in 2000. The adversary proceedings filed in the bankruptcy case were styled: David Gottlieb Trustee v. ASD Systems, Inc.; Adv. Nos. 1:02-ap-02131-GM and 1:02-ap-01948. We took the position that the judgments were void based on defective service and neither Ascendant nor ASD were afforded the opportunity to defend the claims. We also disputed the underlying claims and were prepared to fully defend the Trustee's suit once the judgments were set aside. After presenting the Trustee with our defenses, we were able to settle the claims for a nominal payment of $5,000. We have a settlement in principle with the Trustee which is pending approval by the Bankruptcy Court.

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

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICES; RECORD HOLDERS AND DIVIDENDS

Our stock is quoted and traded on the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information of over-the-counter (“OTC”) securities. An OTC security is not listed or traded on NASDAQ or a national securities exchange, and NASDAQ has no business relationship with the issuers quoted in the OTCBB. Issuers of all securities quoted on the OTCBB are subject to periodic filing requirements with the Securities and Exchange Commission or other regulatory authority. OTCBB requirements include, among other things, a broker-dealer acting as a market maker willing to enter a quote for the securities and requires us to remain current in our periodic filings under the Securities Exchange Act of 1934, as amended. Even with OTCBB eligibility and trading, our having been delisted adversely affects the ability or willingness of investors to purchase our common stock, which, in turn, severely affects the market liquidity of our securities.

The following is a summary of our stock’s quarterly market price ranges for the two most recent fiscal years. The price quotations noted herein represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal year 2005:	High	Low
First quarter*	$1.43	$0.85
Second quarter*	1.77	1.20
Third quarter*	1.40	0.70
Fourth quarter*	0.93	0.51

Fiscal year 2006:
First quarter*	$0.85	$0.47
Second quarter*	0.80	0.51
Third quarter*	0.62	0.33
Fourth quarter*	0.60	0.25

*These quotations represent high and low bid prices for our stock as reported by the OTCBB and Pink Sheets.

On March 30, 2007, the last reported sale price of our common stock on the OTCBB was $0.33 per share.

At March 30, 2007, there were approximately 1,800 registered and beneficial holders of record of our common stock.

The aggregate market value of the voting stock held by nonaffiliates of the Company, based upon the closing price for our common stock on the OTC Bulletin Board on June 30, 2006, the last trading date of our most recently completed second fiscal quarter was approximately $6,239,000.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to such statements and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K, including the discussion therein of changes in our business under “Overview.” The consolidated statements of income data and the consolidated balance sheet data are derived from our audited consolidated financial statements.

	(in thousands, except per share data)
	December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Revenues	$55,417	$52,967	$39,291	$505	$-
Cost of revenues	36,452	34,722	25,055	-	-
Gross profit	18,965	18,245	14,236	505	-

Operating expenses:
Selling, general and administrative expenses	16,230	16,991	13,112	1,540	998
Impairment charges	-	-	-	112	-
Depreciation and amortization	713	652	494	63	18
Total operating expenses	16,943	17,643	13,606	1,715	1,016
Operating income (loss)	2,022	602	630	(1,210)	(1,016)
Loss on disposal of assets	-	(1)	(32)	-	1
Equity in income (losses) of equity method investees	(356)	675	374	85	19
Other income	155	73	19	-	-
Interest income (expense), net	(758)	(763)	(520)	30	59
Minority interest	(65)	(50)	(56)	277	209
Income tax provision	(205)	(241)	(166)	-	-
Income (loss) from continuing operations	793	295	249	(818)	(728)
Income (loss) from discontinued operations	230	(230)	-	-	-
Net income (loss)	$1,023	$65	$249	$(818)	$(728)

Net income (loss) attributable to common shareholders	$1,023	$65	$249	$(818)	$(728)

Basic net income (loss) per share from:
Continuing operations	$0.04	$0.01	$0.01	$(0.04)	$(0.03)
Discontinued operations	$0.01	$(0.01)	$-	$-	$-
	$0.05	*	$0.01	$(0.04)	$(0.03)
Diluted net income (loss) per share
Continuing operations	$0.04	$0.01	$0.01	$(0.04)	$0.03
Discontinued operations	$0.01	$(0.01)	$-	$-	$-
	$0.05	*	$0.01	$(0.04)	$(0.03)
* Less than $0.01 per share
Average common shares outstanding, basic	22,410	22,007	21,804	21,557	21,231
Average common shares outstanding, diluted	22,676	22,878	22,389	21,557	21,231

December 31,	2006	2005	2004	2003	2002
Balance Sheet Data
Cash and cash equivalents	$2,686	$3,221	$1,868	$2,006	$2,950
Working capital	(86)	4,508	6,196	2,120	3,063
Total assets	21,039	21,998	20,753	2,841	3,673
Long-term debt (including current maturities)	9,930	11,924	12,616	-	-
Stockholders' equity	4,235	3,073	2,879	2,523	3,306

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

Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Risk Factors -- Risks Related to Our Business,” “Risk Factors -- Risks Specific to Operating Subsidiaries,” and “Risk Factors -- Other Risks.” These risks and uncertainties include, but are not limited to, (a) the following general risks: our limited funds and risks of not obtaining additional funds, certain of our subsidiaries are highly leveraged, potential difficulties in integrating and managing our subsidiaries, our dependence upon management, our dependence upon a small staff, certain subsidiaries accounting for a significant percentage of revenue, unforeseen acquisition costs, the potential for future leveraged acquisitions, restrictions on the use of net operating loss carryforwards, and the difficulty in predicting operations; (b) the following risks to Dougherty’s Holdings, Inc.: potential problems that may arise in operating the Park InfusionCare business, extensive regulation of the pharmacy business, the competitive nature of the retail pharmacy industry, third party payor attempts to reduce reimbursement rates, difficulty in collecting accounts receivable, dependence upon a single pharmaceutical products supplier, price increases as a result of our potential failure to maintain sufficient pharmaceutical sales, shortages in qualified employees, and liability risks inherent in the pharmaceutical industry; (c) the following risks to CRESA Partners of Orange County, L.P.: the size of our competitors, our concentration on the southern California real estate market, the variance of financial results among quarters, the inability to retain senior management and/or attract and retain qualified employees, the regulatory and compliance requirements of the real estate brokerage industry and the risks of failing to comply with such requirements, and the potential liabilities that arise from our real estate brokerage activities; (d) the following risks to our investments in real estate: our dependence on tenants for lease revenues, the risks inherent in real estate development activities, the ability of the Frisco Square Partnerships to obtain financing on acceptable terms, the general economic conditions of areas in which we focus our real estate development activities, the risks of natural disasters, and the illiquidity of real estate investment; and (e) the following other risks: a majority of our common stock is beneficially owned by our principal stockholders, officers and directors, relationships and transactions with related parties, our stock is not traded on NASDAQ or a national securities exchange, effect of penny stock regulations, and litigation.

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

OVERVIEW

Our company has undergone a series of fundamental changes in the past four years, and as a result, our management believes that year-to-year comparisons of our past results are not meaningful as a basis for evaluating our future prospects.

Between 2002 and 2005, we made investments and/or acquisitions, which are more fully described herein in Item 1, Business of Part 1 and in the Notes to the Ascendant Consolidated Financial Statements also included herein.

There is no assurance that we will be able to successfully operate these acquired businesses or that we will be able to successfully acquire or develop additional business enterprises in the future.

We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

•	the matters discussed under the section titled “Risks Related to our Business” and “Risks Specific to Operating Subsidiaries” below;
•	our ability to profitably operate the businesses we acquired and to pay the principal and interest on the debt incurred to make these acquisitions;
•	our ability to successfully operate the Park InfusionCare business;
•	our success with the investments in, and operations of, Ampco, Capital Markets, Fairways Frisco and our participation in other Fairways transactions, if any;
•	fluctuations in general interest rates;
•	the availability and cost of capital to us;
•	the existence and amount of unforeseen acquisition costs; and
•	our ability to locate and successfully acquire or develop one or more additional business enterprises.

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

Discontinued Operations

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business. In connection with the decision to retain the operations of Park InfusionCare, DHI entered into an employment agreement on May 18, 2006 with Scott R. Holtmyer to be the Vice President of its Park InfusionCare infusion therapy business. As a result of the board of director’s decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations. The Company had previously recorded an estimated charge of $230,000 for employee retention costs directly related to any potential disposition or strategic transaction for Park InfusionCare.

           RESULTS OF CONTINUING OPERATIONS

        Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005 (000’s omitted).
	Twelve Months Ended December 31, 2006
	Healthcare			Real Estate Advisory Services
	2006	2005	$ Change	2006	2005	$ Change
Revenue	$41,062	$39,136	$1,926	$14,355	$13,831	$524
Cost of Sales	28,048	26,517	1,531	8,404	8,205	199
Gross Profit	13,014	12,619	395	5,951	5,626	325
Operating expenses	12,292	13,143	(851)	3,448	3,343	105
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	8	9	(1)	100	-	100
Interest income (expense), net	(330)	(330)	-	(400)	(444)	44
Gain (loss) on sale of equipment	-	-	-	-	(1)	1
Minority interests	-	-	-	(48)	(37)	(11)
Income tax provision	-	-	-	(199)	(209)	10
Discontinued operations	230	(230)	460	-	-	-
Net income	$630	$(1,075)	$1,705	$1,956	$1,592	$364
Plus:
Interest (income) expense, net	$330	$330	$-	$400	$444	$(44)
Income tax provision	-	-	-	199	209	(10)
Depreciation & Amortization	391	332	59	297	304	(7)
Discontinued operations	(230)	230	(460)	-	-	-
EBITDA from continuing operations	$1,121	$(183)	$1,304	$2,852	$2,549	$303

	Twelve Months Ended December 31, 2006
	Corporate & Other			Consolidated
	2006	2005	$ Change	2006	2005	$ Change

Revenue	$-	$-	$-	$55,417	$52,967	$2,450
Cost of Sales	-	-	-	36,452	34,722	1,730
Gross Profit	-	-	-	18,965	18,245	720
Operating expenses	1,203	1,157	46	16,943	17,643	(700)
Equity in income (losses) of equity method investees	(356)	675	(1,031)	(356)	675	(1,031)
Other income	47	64	(17)	155	73	82
Interest income (expense), net	(28)	11	(39)	(758)	(763)	5
Gain (loss) on sale of equipment	-	-	-	-	(1)	1
Minority interests	(17)	(13)	(4)	(65)	(50)	(15)
Income tax provision	(6)	(32)	26	(205)	(241)	36
Discontinued operations	-	-	-	230	(230)	460
Net income	$(1,563)	$(452)	$(1,111)	$1,023	$65	$958
Plus:
Interest (income) expense, net	$28	$(11)	$39	$758	$763	$(5)
Income tax provision	6	32	(26)	205	241	(36)
Depreciation & Amortization	25	16	9	713	652	61
Discontinued operations	-	-	-	(230)	230	(460)
EBITDA from continuing operations	$(1,504)	$(415)	$(1,089)	$2,469	$1,951	$518

Healthcare

Revenue

Total revenues increased $1,926,000 during the year ended December 31, 2006 to $41,062,000. This represents a 4.9% increase over revenue of $39,136,000 in 2005. The increase includes a 4.2% increase in the number of retail pharmacy prescriptions filled and increased sales of front end merchandise. The increase in revenue of $3,804,000, or 12.7% at Dougherty’s Pharmacy and Medicine Man pharmacies (the “Retail Pharmacies”), is offset by a decrease of $1,878,000, or 20.5%, at Park InfusionCare. The decrease in infusion revenue is due to a decrease in the number of patient therapies and the lingering impact on ongoing business from the Company’s prior announcement in November 2005 of the plans to seek a strategic transaction or potential disposition.

Cost of Sales
Cost of sales increased $1,531,000 for the year ended December 31, 2006 to $28,048,000, or 68.3% of revenue. Cost of sales was $26,517,000 or 67.8% of sales in 2005. The overall increase in cost of sales is primarily due to higher retail pharmacy sales at lower gross margins, caused principally by lower reimbursement rates by third party insurance companies. The increased cost of sales of 13.1% at the retail pharmacies was offset, in part, by the 29.4% decrease in cost of sales at Park InfusionCare which is due to a change in revenue mix to higher margin therapies. Costs of sales includes all direct costs related to the sale of products.

Operating Expenses
Operating expenses decreased $851,000 for the year ended December 31, 2006 to $12,292,000 from $13,143,000 in 2005. Operating expenses represented 29.9% of revenue in 2006 as compared to 33.6% of revenue in 2005. The decrease in healthcare operating expenses is due primarily to a reduced headcount and other operating expenses at

Park InfusionCare of $515,000 which is a reduction of 10.4% as compared to 2005. In addition, overhead expenses at the DHI corporate office were reduced by $636,000, or 39.5%, as a result of reduced headcount and other cost reduction initiatives initiated in 2006. The overall decrease in operating expenses as a percentage of revenue is due primarily to a reduction of headcount net of increases attributable to increased pharmacy revenues.

Interest Income (Expense), Net
Interest expense, net is comprised of interest expense related to the debt assumed as part of the acquisition of the Park Assets by DHI. Interest expense, net was $330,000 for the year ended December 31, 2006, which was unchanged from the year ended December 31, 2005. Interest expense on DHI’s revolving bank debt is fixed at six percent per annum.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased by $1,304,000 to EBITDA of $1,121,000 in for the year ended December 31, 2006 from an EBITDA loss of ($183,000) in 2005. This overall increase is due primarily to an overall decrease in operating expense of $851,000 due to reduced headcount and other operating expenses. EBITDA at the Retail Pharmacies increased 43% in 2006 to $2,144,000 from $1,499,000 in the year ended 2005. During 2006, the EBITDA loss at Park InfusionCare was decreased by $25,000 to an EBITDA loss of ($253,000) in 2006 from an EBITDA loss of ($278,000) in 2005, a decrease of 9%.

Real estate advisory services

Revenue
Revenue increased $524,000 from $13,831,000 in 2005 to $14,355,000 during the year ended December 31, 2006. The following are included in real estate advisory services revenue for the year ended December 31, 2006 (i) fee revenue earned by CPOC of $13,510,000 and (ii) fee revenue earned by Capital Markets of $815,000. The overall increase is due primarily to an increase of $365,000 in revenue earned by CPOC which is due to an increase in commissions received for tenant representation services during 2006.

Cost of Revenue

Cost of revenue was $8,404,000 for the year ended December 31, 2006, representing 58.5% of revenue. By comparison, cost of revenue was $8,205,000 or 59.3% of revenue in 2005. The overall increase in cost of revenue is due to increased commission and referral fee costs. The decrease in the cost of revenue percentage is due to a decrease in broker commissions paid as a percentage of total revenue. Cost of revenue includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction. Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets.

Operating Expenses
Operating Expenses increased $105,000 from $3,343,000 in 2005 to $3,448,000 for the year ended December 31, 2006. This overall increase includes an increase of $116,000 in selling, general and administrative expenses at Capital Markets due to increase professional bonuses due to greater transaction revenues. Under the management agreement which was implemented in 2005, Capital Markets only incurs expenses when revenues are earned from a real estate advisory transaction closing.

Interest Income (Expense), Net
Interest expense, net is comprised of interest expense related to the debt related to the CPOC acquisition. Interest expense, net was $400,000 in 2006 as compared to $444,000 for the year ended December 31, 2005. The overall decrease of $44,000 is primarily due to the reduction of the principal balance of $1,782,000 during 2006. The overall decrease is reduced by an increase in the prime rate from 7.25% at December 31, 2005 to 8.25% at December 31, 2006. The CPOC acquisition note payable bears interest at the Bank of America prime rate minus 0.25%.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased 11.9% to $2,852,000 in 2006 from $2,549,000 in 2005. This overall increase includes an increase in revenue of $524,000 and a corresponding increase in gross profit of $325,000. The increase also includes a $100,000 gain as a result of a discount on the restructuring of the Acquisition Debt.

Corporate and other

Operating Expenses
Operating expenses for the year ended December 31, 2006 were $1,203,000, or an increase of $46,000 over operating expenses of $1,157,000 for the year ended December 31, 2005. The increase is primarily a result of increased payroll and professional fees in the normal course of business. Operating expenses of $1,203,000 includes payroll and benefits of $418,000; legal expense of $78,000; insurance expense of $120,000; audit and accounting expense of $165,000; SEC, transfer agent and other professional fees of $128,000; director fees and stock compensation expense of $110,000 and other selling, general and administrative expenses of $184,000.

Equity in Income (Losses) of Equity Method Investees
Equity in income (losses) of equity method investees decreased $1,031,000 from $675,000 during the year ended December 31, 2005 to ($356,000) for the year ended December 31, 2006. Equity in income (losses) of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the income (losses) of Ampco Partners, Ltd., Fairways 03 New Jersey, L.P. and Fairways Frisco, LP as follows:

	December 31,	December 31,
	2006	2005

Ampco Partners, Ltd.	$96,000	$100,000
Fairways 03 New Jersey, LP	6,000	1,112,000
Fairways Frisco, L.P.	(458,000)	(537,000)
	$(356,000)	$675,000

The equity in earnings of Fairways NJ of $1,112,000 is comprised of earnings from its interest in the leasing of a single tenant commercial building and a gain on the sale of that building in 2005. Of this total, $951,000 was received is cash distributions in 2005. The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, was held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations and warranties under the sale agreement. The balance of the escrow account and interest income of $168,000 was received in December 2006.

The equity in losses of Fairways Frisco of $458,000 and $537,000 represents our share of the net loss of Fairways Frisco for the years ended December 31, 2006 and 2005, respectively. These amounts are non-cash adjustments to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Other Income
Other income was $47,000 in 2006 as compared to $64,000 in 2005. This represents receipts from Fairways Equities under an agreement whereby the Company receives 25% of certain fees earned by Fairways Equities. During 2006 Fairways Equities earned fewer fees than in 2005.

Income tax provision
Income tax provision decreased $26,000 from $32,000 in 2005 to $6,000 in 2006 as a result of lower taxable income in 2006. The income tax provision represents federal alternative minimum taxes owed by the Company. The Company’s net operating loss carryforwards are limited to usage of 90% of alternative minimum taxable income, and therefore it will be required to pay alternative minimum tax on 10% of its alternative minimum taxable income at a statutory tax rate of 20%.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004 (000’s omitted).

	Years Ended December 31,
	Healthcare			Real Estate Advisory Services
	2005	2004	$ Change	2005	2004	$ Change
Revenue	$39,136	$29,532	$9,604	$13,831	$9,759	$4,072
Cost of Sales	26,517	19,668	6,849	8,205	5,387	2,818
Gross Profit	12,619	9,864	2,755	5,626	4,372	1,254
Operating expenses	13,143	9,868	3,275	3,343	2,479	864
Equity in income (losses) of equity method investees	-	-	-	-		-
Other income	9	19	(10)	-		-
Interest income (expense), net	(330)	(297)	(33)	(444)	(247)	(197)
Gain (loss) on sale of equipment	-	(17)	17	(1)	(15)	14
Minority interests	-	-	-	(37)	(29)	(8)
Income tax provision	-	-	-	(209)	(166)	(43)
Discontinued operations	(230)	-	(230)	-	-	-
Net income	$(1,075)	$(299)	$(776)	$1,592	$1,436	$156
Plus:
Interest (income) expense, net	$330	$297	$33	$444	$247	$197
Income tax provision	-	-	-	209	166	43
Depreciation & Amortization	332	271	61	304	216	88
Discontinued operations	230	-	230	-	-	-
EBITDA from continuing operations	$(183)	$269	$(452)	$2,549	$2,065	$484

	Years Ended December 31,
	Corporate & Other			Consolidated
	2005	2004	$ Change	2005	2004	$ Change
Revenue	$-	$-	$-	$52,967	$39,291	$13,676
Cost of Sales	-	-	-	34,722	25,055	9,667
Gross Profit	-	-	-	18,245	14,236	4,009
Operating expenses	1,157	1,259	(102)	17,643	13,606	4,037
Equity in income (losses) of equity method investees	675	374	301	675	374	301
Other income	64	-	64	73	19	54
Interest income (expense), net	11	24	(13)	(763)	(520)	(243)
Gain (loss) on sale of equipment	-	-	-	(1)	(32)	31
Minority interests	(13)	(27)	14	(50)	(56)	6
Income tax provision	(32)	-	(32)	(241)	(166)	(75)
Discontinued operations	-	-	-	(230)	-	(230)
Net income	$(452)	$(888)	$436	$65	$249	$(184)
Plus:
Interest (income) expense, net	$(11)	$(24)	$13	$763	$520	$243
Income tax provision	32	-	32	241	166	75
Depreciation & Amortization	16	7	9	652	494	158
Discontinued operations	-	-	-	230	-	230
EBITDA from continuing operations	$(415)	$(905)	$490	$1,951	$1,429	$522

Healthcare

Revenue
Revenue increased $9,604,000 during the year ended December 31, 2005 to $39,136,000 from $29,532,000 in 2004. The increase is due to increased pharmacy sales at Dougherty’s Pharmacy in 2005 as a result of increased pricing for prescription drug sales as well as increased front end merchandise sales subsequent to the remodeling of Dougherty’s Pharmacy. The increase is also due to the fact that 2004 results are reflected for the period from the date of acquisition on March 24, 2004 to December 31, 2004, as compared to a full twelve months in 2005.

Cost of Sales
Cost of sales was $26,517,000 for the year ended December 31, 2005, representing 68% of revenue. Cost of sales was $19,668,000 or 66.6% of sales in 2004. The overall increase is also due primarily to the inclusion of DHI’s cost of sales for the period from the date of acquisition on March 24, 2004 to December 31, 2004 as compared to a full twelve months in 2005. The increase is cost of sales as a percentage of revenue is primarily due to an increase in infusion care wholesale drug prices and a change in the mix of revenue to lower margin therapies. This increase in infusion care cost of sales is somewhat offset by the decline in retail pharmacy cost of sales as a percentage of revenue in 2006 is due to an increased mix of generic prescriptions as compared to brand name drugs, along with improved merchandising and purchasing in the front end of the pharmacies. Dougherty’s Pharmacy was remodeled in 2005, which contributed to increased sales of front end merchandise, which carry a higher gross margin than prescription drug sales. Cost of sales includes all direct costs related to the sale of products in pharmacies.

Operating Expenses
Operating expenses increased $3,275,000 for the year ended December 31, 2005 to $13,143,000 as compared to operating expenses of $9,868,000 in 2004. Operating expenses represented 33.6% of revenue in 2005 as compared to 33.4% of revenue in 2004. The increase in operating expenses as a percentage of revenue is due primarily to increased pharmacy revenues combined with smaller increases in fixed operating expenses. The overall dollar increase in operating expenses is due primarily to the inclusion of DHI’s operating expenses, including amortization of Patient Prescriptions, for the period from the date of acquisition on March 24, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Interest Income (Expense), Net
Interest expense, net is comprised of interest expense related to the debt assumed as part of the acquisition of the Park Assets by DHI. Interest expense, net was $297,000 for the year ended December 31, 2004, as compared to $330,000 for the year ended December 31, 2005. Interest expense on DHI’s revolving bank debt is fixed at six percent per annum. For the year ended December 31, 2005, interest expense, net increased due to inclusion of the DHI results for the period from the date of acquisition on March 24, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Earnings Before Interest, Taxes, Depreciation and Amortization
DHI experienced an EBITDA loss of $(183,000) during 2005 as compared to EBITDA of $269,000 during 2004. EBITDA at the Retail Pharmacies increased 36.9% in 2005 to $1,499,000 from $946,000 in the year ended 2004. This EBITDA loss was primarily a result of an EBITDA loss of ($278,000) at Park InfusionCare as a result of the decline in revenue and a change in the mix of revenue to lower margin therapies. The decrease in infusion revenue is due to a decrease in the number of patient therapies and the lingering impact on ongoing business from the Company’s prior announcement in November 2005 of the plans to seek a strategic transaction or potential disposition.

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

Cost of Revenue
Cost of revenue was $8,205,000 for the year ended December 31, 2005, representing 59.3% of revenue. Cost of revenue was $5,387,000 or 55.2% of revenue in 2004. The overall increase in cost of revenue as a percentage of revenue is due to increased commission and referral fee costs. Cost of revenue includes all direct costs, including broker commissions, incurred in connection with a real estate advisory transaction. The increase of $2,818,000 in cost of revenue for the year ended December 31, 2005 is due primarily to the inclusion of CPOC’s cost of revenue for the period from the date of acquisition on May 1, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Operating Expenses
Operating expenses increased $864,000 from $2,479,000 in 2004 to $3,343,000 for the year ended December 31, 2005. This increase includes a decrease of $151,000 in selling, general and administrative expenses at Capital Markets due to decreased professional bonuses due to lower transaction revenues. The increase also includes an increase of $926,000 for CPOC due to the inclusion of CPOC’s operating expenses for the period from the date of acquisition on May 1, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Interest Income (Expense), Net
Interest expense, net is comprised of interest expense related to the debt assumed as part of the CPOC acquisition. Interest expense, net was $444,000 in 2005 as compared to $247,000 for the year ended December 31, 2004. The increase is partially due to an increase in the prime rate from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. The CPOC acquisition note payable at the Northern Trust Bank was at prime rate plus 0.50%. The remainder of the increase in interest expense is due to the inclusion of CPOC’s interest expense for the period from the date of acquisition on May 1, 2004 to December 31, 2004 as compared to a full twelve months in 2005.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased 23.4% to $2,549,000 in 2005 from $2,065,000 in 2004. This increase is due principally to an increase in gross profit of $1,254,000 which is partially offset by an increase in operating expenses of $864,000.

Corporate and other

Operating Expenses
Operating expenses for the year ended December 31, 2005 were $1,157,000, or a decrease of $102,000 from operating expenses of $1,259,000 for the year ended December 31, 2004. The decrease is primarily a result of decreased costs for legal and accounting due to the additional activity generated by our acquisitions of the Park Assets and CPOC in 2004. Operating expenses of $1,157,000 includes payroll and benefits of $515,000; legal expense of $111,000; insurance expense of $178,000; audit and accounting expense of $83,000; SEC, transfer agent and other professional fees of $89,000; and other selling, general and administrative expenses of $181,000.

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

	December 31,	December 31,
	2005	2004

Ampco Partners, Ltd.	$100,000	$82,000
Fairways 03 New Jersey, LP	1,112,000	208,000
Fairways 36864, L.P.	-	84,000
Fairways Frisco, L.P.	(537,000)	-
	$675,000	$374,000

The equity in earnings of Fairways NJ of $1,112,000 is comprised of earnings from its interest in the leasing of a single tenant commercial building and a gain on the sale of that building in 2005. Of this total, $951,000 was received is cash distributions in 2005. The remaining amount is expected to be received in cash as described below. The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, is being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations & warranties under the sale agreement. The balance of the escrow account was received in December 2006.

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

The equity in income of Fairways 36864, L.P. of $84,000 for the year ended December 31, 2005 was due to a gain on the sale of two single tenant commercial properties in which we had an investment through ASE Investments. This investment is no longer outstanding. See Item I, “Business” of Part I for more information.

Other Income
Other income in 2005 represents the receipt of $64,000 from Fairways Equities, LLC under an agreement whereby the Company receives 25% of certain fees earned by Fairway Equities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had working capital deficit of approximately $0.1 million as compared to working capital of approximately $4.5 million at December 31, 2005. The $4.6 million decrease in working capital is due to an increase in the current portion of notes payable of approximately $3.8 million due to the change in classification of the Bank of Texas notes payable, in our Healthcare segment, from a long-term liability to a current liability. In addition, the First Republic Bank note payable, in our Real Estate segment, increased the current portion of notes payable by $1.2 million.

On February 20, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP, each a wholly-owned subsidiary of DHI, entered into a loan agreement with Amegy Bank for a $2,000,000 revolving line of credit and a $2,200,000 term loan. Substantially all of the proceeds from the revolving line of credit and the term loan were used to retire the outstanding balance owed to Bank of Texas, N.A. under an existing credit facility. As a result, under the payments terms of the Amegy Bank revolving line of credit and term loan, we improved the working capital position by approximately $3.7 million.

As of December 31, 2006, we had cash and cash equivalents of approximately $2.7 million compared to approximately $3.2 million as of December 31, 2005.

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

Cash from Financing Activities

Dougherty’s Holdings, Inc.
During the years ended December 31, 2006 and 2005, DHI made principal payments on its notes payable of $1,170,000 and $718,000, respectively. DHI also made $755,000 of new borrowings under its bank credit facility and the insurance premium finance notes payable during the year ended December 31, 2006 whereas no new borrowings were made during the year ended December 31, 2005.

ASDS of Orange County, Inc.

During the first six months of 2006, ASDS made principal payments of $882,000 on its Acquisition Note Payable to Kevin Hayes. In June 2006, ASDS entered into a credit agreement with First Republic Bank for a $5.3 million term note. The proceeds from the term note were used to retire the outstanding balance owed to Kevin Hayes under the Acquisition Note. The Acquisition Note was retired at a discount of approximately $100,000 to its outstanding principal balance of $5,400,000. During the last six months of the year, ASDS paid $900,000 on the First Republic Bank term note. Please see Note 10 of the Ascendant Consolidated Financial Statements contained herein.

During the year ended December 31, 2005, ASDS made principal payments of $718,000 on its Acquisition Note Payable to Kevin Hayes. There were no new borrowings during the year ended December 31, 2005 by either ASDS or CPOC.

In connection with the acquisition of CPOC, the Company was entitled to receive a structuring fee of $690,000, plus interest thereon, of which $230,000 was paid at closing and $230,000 was paid on May 1, 2005. The remainder of $230,000, plus interest thereon was paid on May 1, 2006. The structuring fee has been eliminated in the consolidation of the Company with CPOC and the Operating LP in the consolidated financial statements of the Company.

Cash Flow

During the year ended December 31, 2006 we had a decline in cash flow of approximately $535,000. Cash flow provided from operating activities for the year ended December 31, 2006 was $1,091,000 while cash used in investing activities was $70,000 and cash used in financing activities was $1,556,000. The cash used in investing activities was primarily for purchases of property and equipment of $177,000 less net distributions from limited partners of $107,000 which includes the Fairways NJ distribution. The cash used in financing activities was primarily related to payments on the acquisition debt for DHI and CPOC.

Through December 31, 2006, we have invested approximately $1.22 million in Fairways Frisco. In September 2005, the Company borrowed $225,000 from a bank and used the proceeds to increase its investment in Fairways Frisco. This unsecured bank note payable was repaid in full in January 2006. The Frisco Square Partnerships and Fairways Frisco will require additional funding in order to complete development of the planned project. We are not obligated to invest any additional funds if Fairways Frisco makes a capital call for additional cash, although we may choose to do so depending on our available funds. However, if we do not participate in additional capital calls, our limited partnership interest will be diluted.

In December 2005, the Company received a cash distribution of approximately $680,000 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, was held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations & warranties under the sale agreement. The balance of the escrow account, including interest income, totaling approximately $168,000 was received in December 2006.

Our future capital needs are uncertain. Although management projects positive cash flow after debt service based on anticipated operations of our acquired businesses, there can be no assurances that this will occur. If the Company does not generate the necessary cash flow, the Company will need additional financing in the future to fund operations.

Additionally, if we were to make additional acquisitions, we would likely need additional capital to fund all, or a portion, of those acquisitions. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Tax Loss Carryforwards

At December 31, 2006, we had approximately $51 million of federal net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2024. In addition, we had approximately $2.9 million of state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2007 to 2009. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our federal net operating loss carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the periods presented.

State Income Taxes

In May 2006, the State of Texas replaced the current franchise tax system with a new Texas Margin Tax (“TMT”). The TMT is a 1% gross receipts tax based on the Company’s taxable margin, as defined by the new law. However, for taxable entities primarily engaged in retail and wholesale trade, the rate is 0.5% of taxable margin. The Company has evaluated the impact of the TMT on our consolidated financial position, results of operations or cash flows and has concluded that the TMT does not appear it will have a material impact on its results of operations.

Off Balance Sheet Arrangements

As discussed in Part I of this Form 10-K, the Company guaranteed the Acquisition Note in the amount of $6.9 million. The Acquisition Note was payable from the excess cash flows of ASDS over a three year period. During the period from May 1, 2004 until June 2006, principal payments we made paid on the Acquisition Note. In June 2006, ASDS entered into a credit agreement with First Republic Bank for a $5.3 million term note. The proceeds from the term note were used to retire the outstanding balance owed to Kevin Hayes under the Acquisition Note. There were no payments required under the terms of the Company’s guarantee.

In January 2005, the Company agreed to provide a limited indemnification to its partners in the Fairways NJ investment for any losses those partners may incur under their personal guaranties of the partnership’s bank indebtedness. The Company’s partners in this investment are the Fairways Members. The Company’s indemnification to these four partners is limited to $520,000 in the aggregate, which is its 20% pro rata partnership interest of the $2.6 million in bank debt that was guaranteed by the individuals. In December 2005, this bank debt was paid in full by Fairways NJ and the personal guarantees, as well as the Company’s indemnification, were cancelled.

Disclosures About Contractual Obligations and Commercial Commitments

In connection with the acquisition of the Park Assets in 2004, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation pursuant to which DHI and its subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement provided us with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. For the years ended December 31, 2006 and 2005 and the period from the date of acquisition through December 31, 2004, DHI purchased over $23,858,000, $23,159,000 and $17,250,000, respectively, of its pharmaceutical products from AmerisourceBergen.

In December 2006, DHI entered into Amendment No. 1 (“Amendment”) to the supply agreement. The Amendment extends the supply agreement from March 24, 2007 to March 24, 2009. In addition, the Amendment (1) improves the pricing for goods purchased, (2) changes the minimum order volume from $30,000,000 to $50,000,000 over the life of the agreement and (3) the percentage of generic drug purchases was changed from 2.50% to 6.0%. The Amendment also allows for the return of goods, in a saleable condition, within 180 days of the invoice date without a restocking fee and provides for a termination fee if DHI terminates the supply agreement before the expiration of the term of the agreement. The termination fee is a maximum of $50,000 but is reduced for each full month from December 1, 2006 until the date of termination. However, there is no termination fee if the minimum order volume has been satisfied. At December 31, 2006, DHI believes it has satisfied the minimum order volume.

The Amendment also provides for a rebate in the amount of $150,000 representing a 15.0% volume discount off the price of goods for the first $1,000,000 of net purchases purchased in the period after November 1, 2006 providing that DHI makes net purchases in excess of $1 million after November 1, 2006. In December 2006, DHI satisfied the net purchase requirement and received the $150,000 rebate.

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at December 31, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 7.

Contractual Obligations
As of December 31, 2006	Payments due by Period ($-000's omitted)
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,260,000	$2,147,000	$1,127,000	$2,007,000	$6,541,000
Notes Payable	6,106,000	3,824,000	-	-	9,930,000
Total	$7,366,000	$5,971,000	$1,127,000	$2,007,000	$16,471,000

On February 20, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP, each a wholly-owned subsidiary of DHI, entered into a loan agreement with Amegy Bank for a $2,000,000 revolving line of credit and a $2,200,000 term loan. Substantially all of the proceeds from the revolving line of credit and the term loan were used to retire the outstanding balance owed to Bank of Texas, N.A. under an existing credit facility. As a result of this new loan agreement, on February 20, 2007 the note payable payments due in less than one year decreased by approximately $3,757,000 since the new debt payments terms extend the maturity of the revolving line of credit and term loan payments into future years. Please see Note 10 of the Ascendant Consolidated Financial Statements contained herein.

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

If as a result of the review of this information, we believe our investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” on the statements of income. Although we believe our estimates reasonably reflect the fair value of our investments, our key assumptions regarding future results of operations and other factors may not reflect those of an active market, in which case the carrying values may have been materially different than the amounts reported.

Recent Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment. (“Statement 123R”), which required that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized in financial statements.

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

The Company currently has no options outstanding which are not vested. The unrecognized compensation cost related to these options is not material and as a result, the implementation of Statement 123R did not have a material impact on the Company’s Stock Based Compensation.

The Company accounts for its employee stock options and stock based awards under the fair value provisions of Statement 123R, which was adopted effective January 1, 2006, whereby stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period

(usually the vesting period). See Note 12 for additional information about the Company’s Stock Based Compensation.

In May 2006, the State of Texas replaced the current franchise tax system with a new Texas Margin Tax (“TMT”). The TMT is a 1% gross receipts tax based on the Company’s taxable margin, as defined by the new law. However, for taxable entities primarily engaged in retail and wholesale trade, the rate is 0.5% of taxable margin. The Company has evaluated the impact of the TMT on our consolidated financial position, results of operations or cash flows and has concluded that the TMT does not appear it will have a material impact on our results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006, with early adoption permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, by providing a recognition threshold and measurement guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have evaluated the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows and have concluded that it does not appear it will have a material impact on our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any; the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

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

At December 31, 2006, we were exposed to interest rate risk under the First Republic Bank note payable which bears interest payable monthly at the prime rate of Bank of America minus 0.25% per annum and the $440,000 demand note payable to Ampco Partners, Ltd., which bears interest at the Bank of Texas prime rate plus 4.00%.

If the effective interest rate under the First Republic Bank note and the Ampco Partners, Ltd demand note were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $44,000, based on the average balances outstanding during the year ended December 31, 2006. A 100 basis point (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $23,000. We did not experience a material impact from interest rate risk during the year ended December 31, 2006.

On February 20, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP, each a wholly-owned subsidiary of DHI, entered into a loan agreement with Amegy Bank for a $2,000,000 revolving line of credit and a $2,200,000 term loan. Please see Note 10 of the Ascendant Consolidated Financial Statements contained herein. Outstanding advances under the revolving line of credit will bear interest at the Amegy Bank prime rate and the term loan bears interest at the Amegy Bank’s prime rate plus 0.25%. As a result, we are now exposed to interest rate risk under the Amegy Bank credit facility.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities, if any. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts. At December 31, 2006, we had no investing activities.

The following table summarizes the financial instruments held by us at December 31, 2006, which are sensitive to changes in interest rates. At December 31, 2006, approximately 49% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled principal cash flows for debt outstanding at December 31, 2006 for the years ending December 31 are as follows:

	Fixed Rate	Variable	Total

2007	$4,466,000	$1,640,000	$6,106,000
2008	43,000	1,200,000	1,243,000
2009	581,000	2,000,000	2,581,000
Thereafter	-	-	-
	$5,090,000	$4,840,000	$9,930,000

On February 20, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP, each a wholly-owned subsidiary of DHI, entered into a loan agreement with Amegy Bank for a $2,000,000 revolving line of credit and a $2,200,000 term loan. Substantially all of the proceeds from the revolving line of credit and the term loan were used to retire the outstanding balance owed to Bank of Texas, N.A. under an existing credit facility. As a result of this new loan agreement, on February 20, 2007 payments on fixed rate debt due in 2007 decreased by approximately $3,757,000 since the new debt payments terms extend the maturity of the revolving line of credit and term loan payments into future years. Also, due to this new loan agreement, $4,215,000 of the fixed rate debt in 2007 became variable rate debt. Consequently, as of February 20, 2007, approximately 91% of our debt is now subject to changes in market interest rates and is sensitive to those changes. Please see Note 10 of the Ascendant Consolidated Financial Statements contained herein.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ascendant Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Ascendant Solutions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three the years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ascendant Solutions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
April 11, 2007

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(000's omitted, except par value and share amounts)

	December 31,	December 31,
	2006	2005

ASSETS

Cash and cash equivalents	$2,686	$3,221
Trade accounts receivable, net	5,339	5,108
Other receivables	387	171
Receivable from affiliates	66	85
Inventories, net	2,832	2,827
Prepaid expenses	637	452
Total current assets	11,947	11,864
Property and equipment, net	1,019	1,222
Goodwill	7,299	7,299
Other intangible assets	95	426
Equity method investments	419	1,086
Other assets	260	101
Total assets	$21,039	$21,998

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,293	$3,455
Accrued liabilities	3,634	2,852
Notes payable, current	6,106	1,049
Total current liabilities	12,033	7,356
Notes payable, long-term	3,824	10,875
Minority interests	947	694
Total liabilities	16,804	18,925
Commitments and contingencies (Notes 10 and 15)

Stockholders' equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,508,170 and 22,180,900 shares issued and outstanding at December 31, 2006 and 2005, respectively	2	2
Additional paid-in capital	60,176	60,078
Deferred compensation	(25)	(66)
Accumulated deficit	(55,918)	(56,941)
Total stockholders' equity	4,235	3,073
Total liabilities and stockholders' equity	$21,039	$21,998

See accompanying notes to the Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(000's omitted, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Healthcare	$41,062	$39,136	$29,532
Real estate advisory services	14,355	13,831	9,759
	55,417	52,967	39,291
Cost of sales:
Healthcare	28,048	26,517	19,668
Real estate advisory services	8,404	8,205	5,387
	36,452	34,722	25,055
Gross profit	18,965	18,245	14,236

Operating expenses:
Selling, general and administrative expenses	16,190	16,910	13,054
Non-cash stock compensation	40	81	58
Depreciation and amortization	713	652	494
Total operating expenses	16,943	17,643	13,606
Operating income	2,022	602	630
Equity in income of equity method investees	(356)	675	374
Other income	155	73	19
Interest income (expense), net	(758)	(763)	(520)
Loss on sale of property and equipment	-	(1)	(32)
Income before minority interest and income tax provision	1,063	586	471
Minority interest	65	50	56
Income tax provision	205	241	166
Income from continuing operations	793	295	249
Income (loss) from discontinued operations	230	(230)	-

Net income	$1,023	$65	$249

Basic net income (loss) per share
Continuing operations	$0.04	$0.01	$0.01
Discontinued operations	$0.01	$(0.01)	$-
	$0.05	*	$0.01
Diluted net income (loss) per share
Continuing operations	$0.04	$0.01	$0.01
Discontinued operations	$0.01	$(0.01)	$-
	$0.05	*	$0.01
* Less than $0.01 per share

Average common shares outstanding, basic	22,409,814	22,006,733	21,803,817
Average common shares outstanding, diluted	22,675,722	22,877,704	22,389,267
See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's omitted, except share amounts)

	Common Stock		Additional			Total
	Class A		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2003	21,665,900	$2	$59,822	$(46)	$(57,255)	$2,523
Exercise of stock options	200,000	-	49	-	-	49
Non-cash stock option compensation	-	-	18	-	-	18
Issuance of restricted stock to officers & directors	67,500	-	72	(72)	-	-
Amortization of deferred compensation	-	-	-	40	-	40
Net income	-	-	-	-	249	249
Balance at December 31, 2004	21,933,400	$2	$59,961	$(78)	$(57,006)	$2,879
Exercise of stock options	200,000	-	48	-	-	48
Issuance of restricted stock to directors	47,500	-	69	(69)	-	-
Amortization of deferred compensation	-	-	-	81	-	81
Net income	-	-	-	-	65	65
Balance at December 31, 2005	22,180,900	$2	$60,078	$(66)	$(56,941)	$3,073
Exercise of stock options	200,000	-	48	-	-	48
Issuance of restricted stock to directors	127,270	-	50	(15)	-	35
Amortization of deferred compensation	-	-	-	56	-	56
Net income	-	-	-	-	1,023	1,023
Balance at December 31, 2006	22,508,170	$2	$60,176	$(25)	$(55,918)	$4,235

See accompanying notes to the Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

	Years Ended December 31,
	2006	2005	2004
Operating Activities

Net income	$1,023	$65	$249
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts	451	374	260
Depreciation and amortization	713	652	494
Deferred compensation amortization	56	81	40
Issuance of stock in lieu of directors fees	35	-	18
Non-cash equity in losses (income) of equity method investees
Fairways Frisco, LP	458	537	-
Fairways 03 New Jersey, LP	-	(162)	-
Income from early extinguishment of debt	(100)	-	-
Loss on sale of property and equipment	-	1	32
Minority interest	65	50	56
Discontinued operations	-	-	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(682)	868	922
Inventories	(5)	(329)	(165)
Prepaid expenses and other assets	(543)	46	(103)
Accounts payable	(1,162)	1,822	16
Accrued liabilities	782	(309)	140
Net cash provided by operating activities	1,091	3,696	1,959

Investing Activities

Distributions from limited partnerships	149	13	29
Proceeds from sale of property and equipment	-	-	42
Deferred acquisition costs	-	-	310
Net cash acquired in acquisitions	-	-	1,537
Purchases of property and equipment	(177)	(569)	(172)
Distributions to limited partners	(42)	(50)	(31)
Investment in limited partnerships	-	(1,065)	(155)
Payment of acquisition liabilities	-	-	(1,350)
Purchase cost of acquisitions, net of cash acquired	-	-	(857)
Net cash used in investing activities	(70)	(1,671)	(647)

ASCENDANT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

	Years Ended December 31,
	2006	2005	2004
Financing Activities

Proceeds from exercise of common stock options	48	48	49
Proceeds from sale of limited partnership interests	230	230	230
Payments on notes payable	(8,472)	(1,291)	(1,729)
Proceeds from notes payable	6,638	341	-
Net cash used in financing activities	(1,556)	(672)	(1,450)

Net increase (decrease) in cash and cash equivalents	(535)	1,353	(138)
Cash and cash equivalents at beginning of year	3,221	1,868	2,006

Cash and cash equivalents at end of year	$2,686	$3,221	$1,868

Supplemental Cash Flow Information
Cash paid for income taxes	$205	$502	$-
Cash paid for interest on notes payable	$740	$728	$497
Noncash financing activities:
Partnership distributions applied to note payable	$60	$-	$-
Property and equipment acquired under capital leases	$-	$258	$-

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

The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity
Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare products and services provided through retail pharmacies , including specialty compounding pharmacy services and home infusion therapy centers

Real estate advisory services	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc. and ASE Investments Corporation	Corporate administration, investments in Ampco Partners, Ltd., Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003, 2004 and 2005. A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership
April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and therapy infusion centers	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	24.75%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	8.87%[1]

1 The Company was the initial limited partner in Fairways Frisco, L.P. (“Fairways Frisco”), which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco L.P. subsequently sold additional limited partnership interests and the Company as of September 2006 now owns approximately 8.87% of Fairways Frisco, L.P.

Certain of these transactions involved related parties or affiliates as more fully described in Notes 2 and 16 of these consolidated financial statements.

The Company will continue to look for acquisition opportunities, however, its current cash resources are limited and it will be required to expend significant executive time to assist the management of its acquired businesses. The Company will continue seeking to (1) most effectively deploy its remaining cash and debt capacity (if any) (2) capitalize on the experience and contacts of its officers and directors and (3) explore other acquisition and investing opportunities.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

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

The results of operations of CRESA Partners of Orange County, LP (“CPOC”) have been consolidated with ASDS of Orange County, Inc. (“ASDS”) and ultimately the Company, in accordance with FIN 46R “Consolidation of Variable Interest Entities”, until such time that ASDS has received cumulative distributions equal to $6.9 million (the Purchase Price) plus a preferential return of approximately $1.7 million (total distributions of $8.6 million). As of December 31, 2006, the Company has received distributions totaling approximately $3,515,000. When and if the total distributions equal to $8.6 million are fully paid, the Company’s residual interest will become 10% (through ASDS) and the principles of consolidation for financial reporting purposes will no longer be satisfied under FIN 46R or APB 18, “Equity Method for Investments in Common Stock”. Accordingly, the Company would no longer consolidate the results of operations of CPOC and would instead record its share of income from CPOC as “Equity in income of equity method investees” in the consolidated statements of income.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated financial statements and accompanying notes, including allowance for doubtful accounts, inventory reserves and recoverability and valuation of equity method investments. Actual results could differ from those estimates.

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

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets by comparing the undiscounted cash flows over the remaining useful life of the long-lived assets with the assets’ carrying value. If this comparison indicates that the carrying value will not be recoverable, the carrying value of the long-lived assets will be reduced accordingly based on a discounted cash flow analysis. No impairment provision was recorded in 2006 or 2005.

Equity Method Investments
Equity method investments represent investments in limited partnerships accounted for using the equity method of accounting for investments, and none represent investments in publicly traded companies. The equity method is used as the Company does not have a majority interest and does not have significant influence over the operations of the respective companies. The Company also uses the equity method for investments in real estate limited partnerships where it owns more than 3% to 5% of the limited partnership interests. Accordingly, the Company records its proportionate share of the income or losses generated by equity method investees in the consolidated statements of income. If the Company receives distributions in excess of its equity in earnings, they are recorded as a reduction of its investment.

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

Real estate advisory services revenue is from brokerage commissions earned from project leasing and tenant representation transactions. Brokerage commission revenue is generally recorded upon execution of a lease contract, unless additional activities are required to earn the commission pursuant to a specific brokerage commission agreement. Participation interests in rental income are recognized over the life of the lease. Other revenue is recognized as the following consulting services are provided: facility and site acquisition and disposition, lease management, design, construction and development consulting, move coordination and strategic real estate advisory services. Participation interests in rental income are recognized over the life of the lease.

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

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed based on the net income (loss) applicable to common stockholders divided by the weighted average number of shares of common stock outstanding during each period. The number of dilutive shares resulting from assumed conversion of stock options and warrants are determined by using the treasury stock method.  See Note 14 for more information regarding the calculation of net income (loss) per share.

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

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised 2004), Share-Based Payment. (“Statement 123R”), which requires that the compensation cost relating to share-based payment transactions such as options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans be recognized at fair value in financial statements.

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

The Company currently expenses the cost of restricted shares issued to employees and directors over the service vesting period associated with the restricted shares. The Company currently has no options outstanding which are not vested. The unrecognized compensation cost related to these options is not material and as a result, the implementation of Statement 123R did not have a material impact on its results of operations.

The Company accounts for its employee stock options and stock based awards under the fair value provisions of Statement 123R, which was adopted effective January 1, 2006, whereby stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). See Note 12 for additional information about the Company’s Stock Based Compensation.

In May 2006, the State of Texas replaced the current franchise tax system with a new Texas Margin Tax (“TMT”). The TMT is a 1% gross receipts tax based on the Company’s taxable margin, as defined by the new law. However, for taxable entities primarily engaged in retail and wholesale trade, the rate is 0.5% of taxable margin. The Company has evaluated the impact of the TMT on our consolidated financial position, results of operations or cash flows and has concluded that the TMT does not appear it will have a material impact on its results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006, with early adoption permitted. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, by providing a recognition threshold and measurement guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated the impact of the adoption of this interpretation on its consolidated financial position, results of operations or cash flows and has concluded that it does not appear that FIN 48 will have a material impact on its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any; the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

Stock Based Compensation
The Company accounts for its employee stock options and stock based awards for its Long-Term Incentive Plan (the “Plan”) under the fair value provisions of Statement 123R, which was adopted effective January 1, 2006, whereby stock based compensation is measured at the grant date based on the value of awards and is recognized as expense over the requisite service period (usually the vesting period). See Note 12 for additional information on stock based compensation.

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
Discontinued Operations

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business. As a result of the board of director’s decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations. The Company had previously recorded an estimated charge of $230,000 for employee retention costs directly related to any potential disposition or strategic transaction for Park InfusionCare. As no such transaction was consummated, none of these retention costs were paid and the Company has recorded a reversal of this accrual as part of results from discontinued operations in the accompanying consolidated statements of income for the year ended December 31, 2006. All other Park InfusionCare amounts in this Form 10-K for the years ended December 31, 2006 and 2005 have been reported as part of continuing operations.

2. Significant Equity Investments

Fairways 03 New Jersey, LP

During December 2003, the Company made a capital contribution of $145,000 to Fairways 03 New Jersey, LP (“Fairways NJ”) which, through a partnership with an institutional investor, acquired the stock of a company whose sole asset was a single tenant office building and entered into a long-term credit tenant lease with the former owner of the building. In December 2003, subsequent to the closing of this transaction, the Company’s capital contribution of $145,000 was distributed back. The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of $162,000, representing the Company’s share of the total escrow, was being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations and warranties under the sale agreement. The balance of the escrow account, including interest income, totaling approximately $168,000 was received in December 2006. Since the date of the property interest acquisition, the Company has received cumulative cash distributions of approximately $1,448,000 on its initial investment of $145,000 in Fairways NJ.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Fairways Frisco Partnerships

On December 31, 2004, Fairways Frisco, L.P. (“Fairways Frisco”) acquired certain indirect interests in various partnerships (the “Frisco Square Partnerships”) that own properties (the “Properties”) in the Frisco Square mixed-use real estate development in Frisco, Texas. Frisco Square is planned to include approximately 4 million developed square feet, including retail, offices, hotel, multi-family residences and municipal space.

Under the terms of the amended Frisco Square Partnerships agreements, Fairways Equities is the sole general partner of the Frisco Square Partnerships and controls all operating activities, financing activities and development activities for the Frisco Square Partnerships.

As further described herein, the Company holds a limited partnership interest in Fairways Frisco. The Company is not involved in the development or management of Frisco Square; rather it is solely a limited partner. The Company has invested $1,219,000 of cash into Fairways Frisco as of December 31, 2006. The Company has made no additional capital contributions subsequent to December 31, 2005. Fairways Frisco made two capital calls in 2006, which were not funded by the Company and thus diluted the Company’s limited partnership interest from 14% at December 31, 2005 to approximately 8.87% as of December 31, 2006. As of April 7, 2007, the general partner of the Frisco Square Partnerships indicated that they would be making a capital call of the limited partners in the amount of $4 million, the exact terms of which are currently being negotiated. The Company will not participate in this capital call. If this capital call is fully funded, the Company‘s limited partnership interest will be reduced.

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

As of December 31, 2006, Fairways Frisco owned, either directly or indirectly, 60% of the Frisco Square Partnerships and the remaining 40% is owned by CMP Family Limited Partnership (“CMP”), which is controlled by Cole McDowell. CMP’s partnership interest was subject to further reduction and dilution as discussed below. Under the terms of the amended Frisco Square Partnerships, Fairways Frisco also has a first priority distribution preference of $5.5 million, and it will receive its pro-rata partnership interest of the next $9.5 million of distributions from the Frisco Square Partnerships. After $15 million of distributions have been made, Fairways Frisco’s interest in the Cash Flow of the Frisco Square Partnerships, as defined in the partnership agreements, will become 80% and CMP’s interest will become 20%.

Furthermore, Fairways Frisco’s partnership interest in the Frisco Square Partnerships may be increased up to 85% if certain capital call and limited partner capital loan provisions are not met by CMP. If Fairways Frisco’s partnership interest in the Frisco Square Partnerships is increased in the future, the Company’s indirect interest in the Frisco Square Partnerships would also increase on a pro-rata basis with its investment in Fairways Frisco. No further capital loan provisions are provided in the partnership agreements, and CMP’s interest is dependent upon it ability to fund future capital calls. In the event CMP does not fund a capital call requested by the general partner, and provided the Partnership funds CMP’s unfunded amounts, CMP’s interest will be diluted according to the partnership agreements.

The Company has not guaranteed any of the debt of the Frisco Square Partnerships or Fairways Frisco, L.P. The Company is not involved with any management, financing or other operating activities of the Frisco Square Partnerships or Fairways Frisco. However, in May 2005, the Company entered into an agreement with Fairways Equities, pursuant to which the Company is entitled to receive 25% of the fees paid to Fairways Equities pursuant to the Fairways Frisco partnership agreement. These fees, including a monthly management fee, represent compensation to the Company for supplying resources to execute the initial transaction with the Frisco Square Partnerships in December 2004. During the years ended December 31, 2006 and 2005, the Company received fees allocated from Fairways Equities of $28,000 and $64,000, respectively under this agreement.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Fairways Frisco is currently negotiating with lenders to modify or extend certain bank loans which are reflected as current liabilities at December 31, 2006.

3.	Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,	December 31,
	2006	2005
Healthcare:
Trade accounts receivable	$3,268,000	$3,878,000
Less - allowance for doubtful accounts	(318,000)	(596,000)
	2,950,000	3,282,000
Real Estate Advisory Services:
Trade accounts receivable	2,389,000	1,826,000
Less - allowance for doubtful accounts	-	-
	2,389,000	1,826,000

	$5,339,000	$5,108,000

Healthcare trade accounts receivable consists primarily of amounts receivable from third-party payors (insurance companies and governmental agencies) under various medical reimbursement programs, institutional healthcare providers, individuals and others and are not collateralized. Certain receivables are recorded at estimated net realizable amounts. Amounts that may be received under medical reimbursement programs are affected by changes in payment criteria and are subject to legislative actions. Healthcare reduces its accounts receivable by an allowance for the amounts deemed to be uncollectible. An allowance is established for all retail pharmacy accounts aged in excess of 60 days. In general, an allowance of 4% of all infusion therapy accounts is established when the receivable is recorded and it is increased to 80% for all accounts aged in excess of 180 days. Accounts that management has ultimately determined to be uncollectible are written off against the allowance.

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 13.3% and 16.1% of total accounts receivable at December 31, 2006 and 2005, respectively. Additionally, at December 31, 2005, Healthcare had accounts receivable outstanding from one insurance company of approximately 13.1% of total Healthcare accounts receivable. No other single customer or third-party payer accounted for more than 10% of Healthcare’s accounts receivable at December 31, 2006 or 2005, respectively. In addition, during the years ended December 31, 2006 and 2005 and for the period from May 1, 2004 (date of acquisition) to December 31, 2004, the Healthcare operations did not derive revenue in excess of ten percent from any single customer.

The Company’s real estate advisory services operations grants credit to customers of various sizes and provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. For the year ended December 31, 2006 the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer totaling approximately $4,739,000 or 33% of revenues. For the year ended December 31, 2005 the Company’s real estate advisory services operations derived revenues in excess of ten percent from two customers totaling approximately $5,264,000 or 39.9% of revenues and $1,592,000 or 12.1% of revenues, respectively. For the period from May 1, 2004 (date of acquisition) to December 31, 2004, the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer totaling approximately $3,479,000 or 39% of its total revenue.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

4. Inventories

Inventories consist of the following:
	December 31	December 31
	2006	2005

Inventory-retail pharmacy	$1,650,000	$1,849,000
Inventory-infusion/homecare	537,000	448,000
Inventory-general retail	665,000	568,000
Less: Inventory reserves	(20,000)	(38,000)
	$2,832,000	$2,827,000

5.	Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,	December 31,
	2006	2005

Prepaid insurance	$179,000	$168,000
Deferred tenant representation costs	364,000	94,000
Prepaid marketing costs	13,000	13,000
Prepaid rent	-	62,000
Other prepaid expenses	81,000	115,000
	$637,000	$452,000

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

6.	Property and Equipment, Net

Property and equipment, net consist of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2006	2005

Computer equipment and software	3 to 5 years	$657,000	$539,000
Furniture, fixtures and equipment	5 to 7 years	684,000	652,000
Leasehold improvements	Life of Lease	609,000	607,000
Automotive equipment	5 years	12,000	-
		1,962,000	1,798,000
Less accumulated depreciation and amortization		(943,000)	(576,000)
		$1,019,000	$1,222,000

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Depreciation expense was $382,000, $320,000 and $257,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	December 31,	December 31,
	2006	2005

Goodwill	$7,299,000	$7,299,000
Other intangible assets:
Patient Prescriptions	544,000	544,000
Non-compete Agreements	450,000	450,000
Less - accumulated amortization	(899,000)	(568,000)
	$95,000	$426,000

The acquisitions of the Park Assets and CPOC in 2004 were accounted for using the purchase method of accounting and the purchase prices were allocated as to identifiable assets, including intangible assets, and liabilities at their fair market value at the date of acquisition. As a result of the purchase price allocation, the acquisition of CPOC resulted in goodwill totaling $7,299,000.

The excess of the purchase price over the net tangible assets acquired have been allocated to (i) patient prescriptions for the Park Assets acquisition which are being amortized over 3 years and (ii) to non-compete agreements and goodwill for the CPOC acquisition. In connection with the CPOC acquisition, the Company obtained non-compete agreements from nine of CPOC’s management and key employees, including Kevin Hayes, CPOC’s Chairman. The non-compete agreements are being amortized over their contractual life of 3 years, which amounted to $150,000 for the years ended December 31, 2006 and 2005. In addition, amortization expense on the non-compete agreements for the period from the acquisition date of May 1, 2004 through December 31, 2004 was $100,000. The Company made these acquisitions in 2004 for investment purposes.

The estimated scheduled amortization of other intangible assets for the twelve months ending December 31 is as follows:
	Patient	Non-compete
	Prescriptions	Agreements	Total

2007	$45,000	$50,000	$95,000
Thereafter	-	-	-
	$45,000	$50,000	$95,000

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

8.	Equity Method Investments

Equity method investments consist of the following:

	Ownership	Original	December 31,	December 31,
	%	Investment	2006	2005

Ampco Partners, Ltd.	10%	$400,000	$194,000	$242,000
Fairways 03 New Jersey, LP	20%	145,000	-	162,000
Fairways Frisco, LP	8.87%	1,219,000	225,000	682,000
		$1,764,000	$419,000	$1,086,000

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,219,000 and its equity in the losses of Fairways Frisco for the year ended December 31, 2006 and 2005 of ($458,000) and ($537,000) respectively. The Company received no distributions from Fairways Frisco during the years ended December 31, 2006 and 2005, respectively.

The Company received a distribution of approximately $680,000 on December 30, 2005 from Fairways NJ, which represented the Company’s share in the profit from the sale of a single tenant commercial real estate property interest, the sole asset held by Fairways NJ. In addition to the distribution, cash of approximately $162,000, representing the Company’s share of the total escrow, is being held in escrow to fund any amounts owed by Fairways NJ to the purchaser, including any amounts owed for standard representations and warranties under the sale agreement. The balance of the escrow account, including interest income, of approximately $168,000 was received in December 2006.

Equity in earnings (losses) of equity method investees included in the consolidated statements of income consists of the following:
	December 31,	December 31,	December 31,
	2006	2005	2004

Ampco Partners, Ltd.	$96,000	$100,000	$82,000
Fairways 03 New Jersey, LP	6,000	1,112,000	208,000
Fairways 36864, L.P.	-	-	84,000
Fairways Frisco, L.P.	(458,000)	(537,000)	-
	$(356,000)	$675,000	$374,000

9.	Accrued Liabilities

Accrued liabilities consist of the following:
	December 31,	December 31,
	2006	2005

Accrued real estate commissions and fees	$2,802,000	$1,790,000
Accrued payroll and related costs	395,000	651,000
Accrued expenses - other	174,000	204,000
Accrued rent	174,000	169,000
Accrued property, state and sales taxes	89,000	38,000
	$3,634,000	$2,852,000

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

10.	Notes Payable
Notes payable consist of the following:
	December 31,	December 31,
	2006	2005
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007. Paid in full in February 2007.	$659,000	$528,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007. Paid in full in February 2007.	3,140,000	3,472,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007. Paid in full in February 2007.	416,000	459,000
AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	658,000	693,000
CPOC Acquisition Note payable to Kevin Hayes
Acquisition note in the principal amount of $6,900,000 due May 1, 2007, interest at Northern Trust Bank prime rate plus 0.5% payable monthly, principal payable quarterly from the Company's equity interest in the operating cash flow of CPOC and secured by the assets of CPOC. Paid in full in May 2006.	-	6,182,000
CPOC term note payable to First Republic Bank
Term note in the principal amount of $5.3 million, due June 1, 2009, interest at Bank of America prime rate minus 0.25% (8.50% at December 31, 2006) payable monthly, principal of $300,000 payable quarterly with a balloon payment of $1,700,000 due on June 1, 2009 and secured by the assets of CPOC.	4,400,000	-
Capital lease obligations, secured by office equipment	129,000	266,000
Demand note payable to affiliate
Demand note payable to Ampco Partners, Ltd., interest at Bank of Texas prime rate plus 4.00% (12.25% at December 31, 2006), secured by the Company's distributions from and partnership interest in Ampco Partners, Ltd., principal and accrued interest due on demand.	440,000	-
Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7.00%, secured by all property and equipment of Ascendant Solutions, Inc.	14,000	23,000
Unsecured term note payable in the principal amount of $225,000, interest only payable monthly at the Comerica Bank prime rate plus 1.00% (8.25% at December 31, 2005), principal due on February 1, 2006. Paid in full January 2006	-	225,000
Insurance premium finance notes payable
Term note payable in the principal amount of $86,250, payable in 9 equal installments of $9,804 through August 2006, interest payable at the fixed rate of 5.50%, secured by the Company's directors and officers insurance policies.	-	76,000
Term note payable in the principal amount of $82,875, payable in 9 equal installments of $9,450 through August 2007, interest payable at the fixed rate of 6.25%, secured by the Company's directors and officers insurance policies.	74,000	-
	9,930,000	11,924,000
Less current portion	(6,106,000)	(1,049,000)
	$3,824,000	$10,875,000

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements
The aggregate maturities of notes payable for the 12 months ended December 31 are as follows:

2007	$6,106,000
2008	1,243,000
2009	2,581,000
2010	-
Thereafter	-
$9,930,000

The Bank of Texas credit facility contained a borrowing base formula with which the Company must comply. If the outstanding borrowings under the facility exceeded the borrowing base, the Company was obligated to make additional principal payments to reduce the outstanding borrowings. As of December 31, 2006, the Company was in compliance with this borrowing base requirement. During 2005, DHI failed to notify Bank of Texas, as required under its credit agreement, that it was changing the names of certain legal entities. This failure to notify Bank of Texas of the legal entity name changes constituted a technical breach of the credit agreement. This breach of the terms of the credit agreement was waived by Bank of Texas.

In June 2006, ASDS entered into a credit agreement with First Republic Bank for a $5.3 million term note and CPOC entered into a $500,000 revolving line of credit. The proceeds from the term note were used to retire the outstanding balance owed to Kevin Hayes under the Acquisition Note pursuant to the acquisition of CPOC in 2004 by the Company (through ASDS). The Acquisition Note was retired at a discount of approximately $100,000 to its outstanding principal balance of $ 5,400,000.

Outstanding advances under the revolving line of credit will bear interest at the First Republic Bank prime rate minus 0.50% and is payable monthly. The revolving line of credit is secured by substantially all assets of CPOC and is cross-collateralized with the term note. Both the term note and the revolving line of credit are subject to certain financial covenants including a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service and a limit on annual capital expenditures. As of December 31, 2006, CPOC was in compliance with these covenants. The term note is being guaranteed by CPOC. The term note and the revolving line of credit are also being personally guaranteed, subject to certain limits, by certain officers and minority limited partners of CPOC. The Company is not paying any compensation to the individuals providing these guaranties. At December 31, 2006, there were no borrowings under the revolving line of credit.

In June 2006, the Company entered into a term loan agreement with Ampco for a $500,000 demand note. The proceeds from the demand note were used for general working capital purposes. The demand note bears interest at the prime rate plus 4.00% per annum.  The Company’s quarterly partnership cash distributions from Ampco are being applied to the interest and principal balances owed on the demand note. The remaining outstanding balance of the demand note is due on the earlier of demand or June 13, 2009. The demand note is secured by the Company’s limited partnership interest in Ampco.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Subsequent Event

Subsequent to December 31, 2006, on February 20, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP (collectively, the “Borrowers”), each a wholly-owned subsidiary of DHI, entered into a loan agreement with Amegy Bank National Association (the “Lender”) for a $2,000,000 revolving line of credit (the “Revolver”) and a $2,200,000 term loan (the “Term Loan”). Substantially all of the proceeds from the Revolver and the Term Loan were used to retire the outstanding balance owed to Bank of Texas, N.A. under an existing credit facility. The Term Loan and the Revolver are being guaranteed by the Company, DHI, Medicine Man, LP, Dougherty’s LP Holdings, Inc., Medicine Man GP, LLC, Alvin Medicine Man GP, LLC, Angleton Medicine Man GP, LLC and Santa Fe Medicine Man GP, LLC.

Outstanding advances under the Revolver will bear interest at the Lender’s prime rate. Accrued and unpaid interest on the Revolver is due monthly beginning on March 20, 2007. All outstanding principal under the Revolver plus all accrued and unpaid interest thereon is due and payable in full on February 20, 2009. On a monthly basis beginning on April 1, 2007, the Borrowers will pay to Lender a one-half percent per annum commitment fee on the average daily unused portion of the Revolver.

The Term Loan bears interest at the Lender’s prime rate plus 0.25%. Principal payments of $45,833.33 and accrued and unpaid interest on the Term Loan is due monthly beginning on March 20, 2007. All outstanding principal under the Term Loan plus all accrued and unpaid interest thereon is due and payable in full on February 20, 2011.

The Term Loan and the Revolver are secured by the accounts receivable, inventory and fixed assets of the Borrowers and the stock of Dougherty’s Pharmacy, Inc. The Term Loan and the Revolver are cross-collateralized and cross-defaulted.

Both the Term Loan and the Revolver are subject to certain financial covenants including, but not limited to, a cap on management fees, a limit on dividends and distributions except for dividends and distributions between Borrowers or any of the Borrowers’ subsidiaries, a limit on payments of subordinated debt to the Company and a limit on additional debt of the Borrowers. Furthermore, the loan agreement provides that the Borrowers will maintain a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization plus certain non-recurring charges and fees (“Adjusted EBITDA”) and a minimum ratio of Adjusted EBITDA to current maturities of long term bank debt and interest. The Company is currently in compliance with these financial covenants.

11.	Income Taxes

The provision for income taxes is reconciled with the statutory rate for the years ended December 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004

Provision computed at federal statutory rate	$418,000	$104,000	$141,000
State income taxes, net of federal tax effect	131,000	150,000	178,000
Other permanent differences	55,000	32,000	104,000
Expiration of state net operating loss carryover	552,000	557,000	267,000
Other changes in deferred tax assets valuation allowance	(940,000)	(606,000)	(524,000)
Other	(11,000)	4,000	-
Current provision	$205,000	$241,000	$166,000

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Significant components of the deferred tax asset at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
Current deferred income tax assets:
Allowance for doubtful accounts	$108,000	$203,000
Inventory reserves	7,000	13,000
	115,000	216,000
Current deferred income tax liabilities:
Equity in earnings of equity method investee	-	(61,000)
Net current deferred income tax assets	115,000	155,000
Valuation allowance	(115,000)	(155,000)
	-	$-

Non-current deferred income tax assets:

Net operating loss carryforward	$17,043,000	$17,366,000
State temporary differences	64,000	617,000
Property and equipment	26,000	22,000
Deferred rent	39,000	57,000
Equity in earnings of equity method investee	35,000	-
Other	28,000	32,000
	17,235,000	18,094,000
Non-current deferred income tax liabilities:

Equity in earnings of equity method investee	(143,000)	-
Intangible assets	(63,000)	(179,000)
Property and equipment	(17,000)	-
Other	-	(3,000)
	(223,000)	(182,000)

Net non-current deferred income tax assets	17,012,000	17,912,000
Valuation allowance	(17,012,000)	(17,912,000)
	$-	$-

The Company’s total deferred tax assets have been fully reserved because of the uncertainty of future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements.

At December 31, 2006, the Company had approximately $51 million of federal net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2018 to 2024. The Company anticipates utilization of approximately $940,000 of federal net operating losses during the year ended December 31, 2006. In addition, the Company had approximately $2.9 million of state net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2007 to 2009. The Company does not anticipate utilizing any significant portion of the state net operating losses during the year ended December 31, 2006. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of the Company’s federal net operating loss carryforwards that may be used to offset taxable income.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The Company believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company’s federal net operating loss carryforwards attributable to the period prior to November 16, 1999 is limited by Section 382 of the Code. If an “ownership change” is determined to have occurred at a date after November 15, 1999, additional federal net operating loss carryforwards would be limited by Section 382 of the Code. In addition, an “ownership change” may occur in the future as a result of future changes in the ownership of the Company’s stock, including the issuance by the Company of stock in connection with the acquisition of a business by the Company. A future “ownership change” would result in Code Section 382 limiting the Company’s deduction of federal operating loss carryforwards attributable to periods before the future ownership change.

12.	Stockholders’ Equity

Preferred Stock

The Company has authorized preferred stock as follows:
Number of
Shares

Series A convertible preferred stock, $.0001 par value	1,111,111
Series B redeemable preferred stock, $.0001 par value	1,111,111
Series C non-voting preferred stock, $.0001 par value	3,200,000
"Blank Check" preferred stock, $.0001 par value	2,077,778
Total	7,500,000

No preferred stock was outstanding at December 31, 2006 or 2005.

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

As of December 31, 2006, the following shares had been issued under the 2002 Equity Incentive Plan:

	Number of
Year of Issuance:	Shares	Shares Vested	Non-Vested
2002	435,000	435,000	-
2003	-	-	-
2004	67,500	65,069	2,431
2005	47,500	36,389	11,111
2006	127,270	115,603	11,667
	677,270	652,061	25,209

Deferred compensation equivalent to the market value of these restricted common shares at the date of issuance is reflected in stockholders’ equity and is being amortized to operating expense over three years or the vesting period if approved to be less than three years by the Company’s Board of Directors. Deferred compensation expense included in the accompanying consolidated statements of income amounted to $56,000, $81,000 and $40,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has not recognized any tax benefit related to this deferred compensation expense due to the existence of its federal tax net operating loss carryforward.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

During the year ended December 31, 2006, the Company issued 99,770 shares of restricted common stock to non-employee directors in lieu of paying cash for directors’ fees. The fair value of these shares was approximately $51,000 based on the share price of the shares on the date of grant. This amount is also equal to the cash amount that would have been paid for the director’s fees, and is included in selling, general and administrative expense for the year ended December 31, 2006. The Company has not deferred any of the compensation expense since the 3 month vesting period fully amortized these shares during 2006.

In September 2006, the Board of Directors of the Company elected to vest 43,334 of previously unvested shares of its former Chief Financial Officer in consideration for consulting services to be provided over the next year to advise on financial and accounting matters.

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

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 shares of common stock. As of December 31, 2006 and 2005 respectively, options to purchase 460,000 and 915,000 shares of common stock were outstanding under the Plan.

The exercise price of the options is determined by the administrators of the Plan, but cannot be less than the fair market value of the Company’s common stock on the date of the grant. Options vest ratably over periods of one to six years from the date of the grant. The options have a maximum life of ten years.

Following is a summary of the activity of the Plan:
		Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, January 1, 2003	1,340,000	$0.26
Granted in 2004	-	-
Exercised in 2004	(200,000)	0.24
Canceled in 2004	-	-
Outstanding, December 31, 2004	1,140,000	$0.26
Granted in 2005	-	-
Exercised in 2005	(200,000)	0.24
Canceled in 2005	(25,000)	0.24
Outstanding, December 31, 2005	915,000	$0.26
Granted in 2006	-	-
Exercised in 2006	(200,000)	0.24
Canceled in 2006	(255,000)	0.33
Outstanding, December 31, 2006	460,000	$0.24

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Additional information regarding options outstanding as of December 31, 2006 is as follows:

	Options Outstanding		Options Exercisable
Weighted
Avg.
		Remaining		Weighted
		Contractual		Avg. Exercise	Intrinsic
Exercise Price	# Outstanding	Life (Yrs)	# Exercisable	Price	Value

$0.24	460,000	5.20	460,000	$0.24	$59,800

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

Had compensation cost been recognized consistent with Statement 123R, the Company’s net income attributable to common stockholders and net income per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

	2005	2004
Net income attributable to common stockholders as reported	$65,000	$249,000
Total stock-based employee compensation included in reported net income, net of related tax effects	-	18,000
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,000)	(88,000)

Pro forma net income	$55,000	$179,000

Net income per share:
Basic - as reported	*	$0.01
Basic - pro forma	*	$0.01
Diluted - as reported	*	$0.01
Diluted - pro forma	*	$0.01

* Less than $0.01 per share

The Company used the Black-Scholes option-pricing model to determine the fair value of grants made during 2002. The following weighted average assumptions were applied in determining the pro forma compensation cost: risk free interest rate - 4.69%, expected option life in years - 6.00, expected stock price volatility - 1.837 and expected dividend yield - 0.00%.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

13.	Employee Benefit Plan

Effective January 1, 2005, the Company established a new 401(k) plan to cover all of its employees, and it terminated the old 401(k) plans related to the acquired entities. The terms of the new plan are substantially the same as the terms of the 401(k) plans of its acquired subsidiaries, DHI and CPOC. Under the terms of the new plan, the Company has the option to match employee’s contributions, in an amount and at the discretion of the Company. During the year ended December 31, 2006 and 2005, the Company made matching contributions of $25,000 and $19,000 to the new 401(k) plan.

The Company’s employees (including employees of its acquired subsidiaries DHI and CPOC) participated in three 401(k) plans during 2004. Under two of the plans, the Company made matching contributions based on the amount of employee contributions. Total contributions by the Company under all three plans were $29,000 in 2004.

14.	Computations of Basic and Diluted Net Income Per Common Share

Basic loss per common share is based on the net incomes divided by the weighted average number of common shares outstanding during the year. Diluted income per common share is based on the net income divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the year. No effect has been given to outstanding options or warrants in the diluted computation for the years ended December 31, 2006 and 2005, respectively, as their effect would be anti-dilutive due to net income. The number of potentially dilutive stock options and warrants excluded from the computation for the years ended December 31, was approximately 265,909 in 2006 and 822,870 in 2005 and 296,989 in 2004, respectively.

A reconciliation of basic and diluted loss per common share follows:

	December 31,	December 31,	December 31,
	2006	2005	2004

Income from continuing operations, net of taxes	$793,000	$295,000	$249,000
Income (loss) from discontinued operations, net of taxes	230,000	(230,000)	-
Net income	$1,023,000	$65,000	$249,000

Weighted average common shares outstanding-Basic	22,409,814	22,006,733	21,803,817
Effect of dilutive stock options and warrants	265,908	870,971	585,450
Weighted average common shares outstanding-Diluted	22,675,722	22,877,704	22,389,267

Basic earnings per share from:
Continuing operations	$0.04	$0.01	$0.01
Discontinued operations	$0.01	$(0.01)	$-
Basic net income per share	$0.05	*	$0.01

Diluted earnings per share from:
Continuing operations	$0.04	$0.01	$0.01
Discontinued operations	$0.01	$(0.01)	$-
Diluted net income per share	$0.05	*	$0.01

* Less than $0.01 per share

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

15.	Commitments and Contingencies

In connection with the acquisition of the Park Assets in 2004, DHI entered into a three year supply agreement with AmerisourceBergen Drug Corporation pursuant to which DHI and its newly acquired indirect subsidiaries agreed to purchase prescription and over-the-counter pharmaceuticals from AmerisourceBergen through March 2007. This supply agreement provided DHI with pricing and payment terms that are improved from those previously provided by AmerisourceBergen to Park Pharmacy. In exchange for these improved terms, DHI agreed to acquire 85% of its prescription pharmaceuticals and substantially all of its generic pharmaceutical products from AmerisourceBergen and agreed to minimum monthly purchases of $900,000 of all products in order to obtain new favorable pricing terms. For the years ended December 31, 2006 and 2005 and the period from the date of acquisition through December 31, 2004, DHI purchased over $23,858,000, $23,159,000 and $17,250,000, respectively, of its pharmaceutical products from AmerisourceBergen.

As of November 30, 2006, DHI entered into Amendment No. 1 (“Amendment”) to the supply agreement. The Amendment extends the supply agreement from March 24, 2007 to March 24, 2009. In addition, the Amendment (1) improves the pricing of goods purchased (2) changes the minimum order volume from $30,000,000 to $50,000,000 over the life of the agreement and (3) the percentage of generic drug purchases was changed from 2.50% to 6.0%. The Amendment also allows for the return of goods, in a saleable condition, within 180 days of the invoice date without a restocking fee and provides for a termination fee if DHI terminates the supply agreement before the expiration of the term of the agreement. The termination fee is a maximum of $50,000 but is reduced for each full month from December 1, 2006 until the date of termination. However, there is no termination fee if the minimum order volume has been satisfied. At December 31, 2006, DHI believes it has satisfied the minimum order volume.

The Amendment also provides for a rebate in the amount of $150,000 representing a 15.0% volume discount off the price of goods for the first $1,000,000 of net purchases purchased in the period after November 1, 2006 providing that DHI makes net purchases in excess of $1 million after November 1, 2006. In December 2006, DHI satisfied the net purchase requirement and received the $150,000 rebate.

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

Operating Leases
The Company and its subsidiaries lease its pharmacy, real estate advisory service and corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $1,431,000, $1,375,000 and $974,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Minimum lease payments under all non-cancelable operating lease agreements for the years ended December 31, are as follows:

Years ending December 31,
2007	$1,260,000
2008	1,108,000
2009	1,039,000
2010	836,000
2011	291,000
Thereafter	2,007,000
$6,541,000

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

In April 2001, the Court consolidated the lawsuits, and on July 26, 2002, plaintiffs filed a Consolidated Amended Complaint (“CAC”). The Company filed a motion to dismiss the CAC on or about September 9, 2002. On July 22, 2003, the Court granted in part and denied in part defendants’ motion to dismiss. On September 2, 2003, defendants filed an answer to the CAC. Plaintiffs then commenced discovery. On September 12, 2003, plaintiffs filed a motion for class certification, and on February 17, 2004, the Company filed its opposition. On July 1, 2004, the Court denied plaintiffs’ motion for certification. On September 8, 2004, the Fifth Circuit granted plaintiffs’ petition for permission to appeal the denial of class certification. On August 23, 2005, the Fifth Circuit affirmed the district court’s denial of class certification. The Company settled the lead plaintiffs’ remaining individual claims for a confidential amount, which was paid by the Company’s directors and officer’s insurance carrier. Accordingly, the district court entered a final judgment dismissing the claims with prejudice on February 24, 2006.

In April 2006, the Company was notified by the Internal Revenue Service (“IRS”) that its federal income tax return for the 2004 tax year had been selected for review. In addition, in September 2006 the Company was notified by the IRS that the federal partnership income tax return of CPOC for the 2004 tax year had been selected for review. The IRS is currently conducting its reviews. At this time, the Company can make no representations or give any guidance regarding the potential outcome of this review and the impact, if any, on its financial position. However, the Company is not aware of any potential issues that may cause adjustment to its filed tax returns.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

In September 2006, the Chapter 7 trustee for the bankruptcy estate of Quantum North America, Inc. sought to enforce two default judgments against the Company for alleged preferential and fraudulent transfers to the Company's predecessor, ASD Systems, Inc. in the aggregate amount of approximately $150,000, plus interest and attorneys fees. The transfers at issue occurred in 2000. The adversary proceedings filed in the bankruptcy case were styled: David Gottlieb Trustee v. ASD Systems, Inc.; Adv. Nos. 1:02-ap-02131-GM and 1:02-ap-01948. The Company took the position that the judgments were void based on defective service and neither Ascendant nor ASD were afforded the opportunity to defend the claims. The Company also disputed the underlying claims and was prepared to fully defend the Trustee's suit once the judgments were set aside. After presenting the Trustee with our defenses, the Company was able to settle the claims for a nominal payment of $5,000.00. The Company has a settlement in principle with the Trustee which is pending approval by the Bankruptcy Court.

The Company is also occasionally involved in other claims and proceedings, which are incidental to its business. The Company cannot determine what, if any, material affect these matters will have on its future financial position and results of operations.

16.  Related Party Transactions

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

Mr. James C. Leslie, the Company’s Chairman, controls, and Mr. Will Cureton, one of the Company’s directors, is indirectly a limited partner in the entity that owns the building in which the corporate office space is sub-leased by Ascendant and DHI.

Also, through August 2005, Capital Markets also paid rent for office space in the same building to an entity controlled by Mr. Leslie. The Company considers all of these leases to be at or below market terms for comparable space in the same building.

Beginning on March 16, 2005 and ending on October 13, 2006, Ascendant subleased space from an unrelated third party of approximately $7,000 per month. In October 2006, Ascendant began sharing office space with DHI. During the year ended December 31, 2006, DHI subleased space from an unrelated third party for $6,000 per month. In addition, Ascendant incurred certain shared office costs with an entity controlled by Mr. Leslie, which gives rise to reimbursements from the Company to that entity. These costs were approximately $9,000 in 2006.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

During the year ended December 31, 2005 and 2004, Ascendant and Capital Markets paid aggregate rent of approximately $26,000 and $67,200 directly to an entity controlled by Mr. Leslie. The remaining rent expense paid by Ascendant and DHI is paid under sublease agreements with an unrelated third party, and approximates $13,000 monthly. The Company also incurred certain shared office costs with an entity controlled by Mr. Leslie, which gives rise to reimbursements from the Company to that entity. These costs were approximately $24,000 and $23,000 in 2005 and 2004, respectively.

During the years ended December 31, 2006, 2005 and 2004, the Company paid fees to its directors of $2,500, $8,750 and $11,000, respectively, in exchange for their roles as members of the board of directors and its related committees. During 2006, the Company issued 99,770 shares of restricted stock to a director in lieu of cash fees for his role as members of the board of directors and its related committees for the year ended December 31, 2006. These restricted shares vested ratably over the three month period after the date of issuance. In July 2006, the Company issue 7,500 share of restricted stock to a director, for his annual restricted stock grant, which vests ratably over a three year period from the date of issuance. In July 2006, the Company issued 10,000 share of restricted stock to a newly elected director as his initial grant of restricted stock. This initial grant of restricted stock also vests ratably over a three year period from the date of issuance. Additionally, in May 2005, the Company issued 22,500 shares of restricted stock to directors in lieu of cash fees for their roles as members of the board of directors and its related committees for the year ended December 31, 2005. These restricted shares vested ratably at the end of each quarter ending June, September and December 2005, respectively.

The Company acquired CPOC on May 1, 2004 and in connection with that acquisition, it assumed a $500,000 note payable to Kevin Hayes, who is currently the Chairman of CPOC, and it entered into the Acquisition Note with Mr. Hayes. During the period from January 1, 2006 to June 2006, CPOC paid approximately $1,108,000 to Mr. Hayes for principal and interest under the assumed note and the Acquisition Note. In June 2006, ASDS entered into a credit agreement with First Republic Bank for a $5.3 million term note. The proceeds from the term note were used to retire the outstanding balance owed to Kevin Hayes under the Acquisition Note pursuant to the acquisition of CPOC in 2004 by the Company (through ASDS). The Acquisition Note was retired at a discount of approximately $100,000 to its outstanding principal balance of $ 5,400,000. During the year ended December 31, 2005 and for the period from the acquisition date through December 31, 2004, CPOC paid approximately $1,198,000 and $720,000, respectively to Mr. Hayes for principal and interest under the assumed note and the Acquisition Note.

Mr. Leslie, the Company’s Chairman, also serves as an advisor to the Board of Directors of CRESA Partners, LLC, a national real estate services firm. Also, Kevin Hayes, the Chairman of CPOC served as the Chief Executive Officer of CRESA Partners, LLC from October 2005 to September 2006.

In March 2006, CPOC purchased a minority interest of approximately 2.7% in CRESA Partners, LLC. The amount paid for this investment was $160,000 and is accounted for under the cost method of accounting for investments. CPOC is a licensee of CRESA Partners, LLC.

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

Under the terms of the agreement, Fairways Equities assumed all of the administrative expenses, including payroll, of CRESA Capital Markets. Fairways Equities will only receive payments under the agreement if the Fairways Members close a real estate capital markets advisory transaction that generates revenue for Capital Markets.  The impact of this agreement on Capital Markets is that it will have no administrative expenses or cash requirements unless it closes a revenue generating transaction. The principals in Capital Markets are also the four members of Fairways Equities. During the years ended December 31, 2006 and 2005, Capital Markets paid compensation fees to Fairways Equities under the advisory services agreement of approximately $262,000 and $233,000, respectively.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

17.  Unaudited Quarterly Financial Data for 2006 and 2005:

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands except per share amounts)

	Quarters Ended 2006				2006
	March 31	June 30	Sept. 30	Dec. 31	YTD
			(Restated)
Revenue	$13,604	$12,889	$12,284	$16,640	$55,417
Gross Profit	4,549	3,870	4,225	6,321	18,965
Income (loss) from continuing operations	(142)	(410)	(8)	1,353	793
Discontinued operations	-	230	-	-	230
Net income (loss)	(142)	(180)	(8)	1,353	1,023

Basic income (loss) per share:
Continuing operations	$(0.01)	$(0.02)	*	$0.06	$0.04
Discontinued operations	$-	$0.01	$-	$-	$0.01
Net income (loss) per share, basic	$(0.01)	$(0.01)	*	$0.06	$0.05
Diluted income (loss) per share:
Continuing operations	$(0.01)	$(0.02)	*	$0.06	$0.04
Discontinued operations	$-	$0.01	-	$-	$0.01
Net income (loss) per share, diluted	$(0.01)	$(0.01)	*	$0.06	$0.05

Weighted average shares, basic	22,258	22,418	22,455	22,508	22,410
Weighted average shares, diluted	22,783	22,418	22,455	22,707	22,676

	Quarters Ended 2005				2005
	March 31	June 30	Sept. 30	Dec. 31	YTD

Revenue	$13,269	$12,576	$12,023	$15,099	$52,967
Gross Profit	4,568	4,119	4,132	5,426	18,245
Income (loss) from continuing operations	1	(439)	(452)	1,185	295
Discontinued operations	-	-	(230)	-	(230)
Net income (loss)	1	(439)	(682)	1,185	65

Basic income (loss) per share:
Continuing operations	*	$(0.02)	$(0.02)	$0.05	$0.01
Discontinued operations	$-	-	(0.01)	-	$(0.01)
Net income (loss) per share, basic	*	$(0.02)	$(0.03)	$0.05	*
Diluted income (loss) per share:
Continuing operations	*	$(0.02)	$(0.02)	$0.05	$0.01
Discontinued operations	$-	$-	$(0.01)	$-	$(0.01)
Net income (loss) per share, diluted	*	$(0.02)	$(0.03)	$0.05	*

Weighted average shares, basic	21,933	21,965	22,014	22,114	22,007
Weighted average shares, diluted	22,512	21,965	22,014	22,719	22,878
* Less than $0.01 per share
The quarterly earnings per share information will not tie across due to the different number of weighted average shares.

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

As disclosed in a Current Report on Form 8-K filed on April 3, 2007, the Company identified an accounting error at our Park InfusionCare subsidiary where certain payments received from insurance companies during the year ended December 31, 2006 were incorrectly recorded as a liability. As a result, the Company will amend the previously filed Form 10-Q for the 3rd Quarter Financials with an aggregate impact of an increase to its previously reported revenue by $301,000 and will decrease its previously reported net loss by $179,000. As a result, the quarterly financial data for the quarter ended September 30, 2006 has been restated to reflect these adjustments.

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business. As a result of the board of director’s decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations. Consequently, the quarterly financial data for each quarter in 2005 have been adjusted to reflect Park InfusionCare as a part of continuing operations.

For the quarter ended March 31, 2005, these adjustments increased revenue by $2,388,000 and gross profit by $1,195,000. In addition, for the quarter ended June 30, 2005 these adjustments increased revenue by $2,461,000 and gross profit by $1,288,000. For the quarter ended September 30, 2005, these adjustments increased revenue by $2,261,000 and gross profit by $1,075,000. In addition, for the quarter ended December 31, 2005 these adjustments increased revenue by $1,961,000 and gross profit by $955,000. The Company also reclassified $108,000 in the quarter ended December 31, 2005 from other income to revenue as a result of the accounting error at Park InfusionCare. This reclassification entry was recorded to conform to the 2006 presentation. None of these adjustments had any effect on net income (loss) for any of the quarters.

18.  Subsequent Events

On February 20, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP), each a wholly-owned subsidiary of DHI, entered into a loan agreement with Amegy Bank National Association for a $2,000,000 revolving line of credit and a $2,200,000 term loan. Substantially all of the proceeds from the Revolver and the Term Loan were used to retire the outstanding balance owed to Bank of Texas, N.A. under an existing credit facility. See Note 10 for further information regarding the new credit facility.

19.  Segment Information

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

ASCENDANT SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Statements of income and balance sheet data for the Company’s principal business segments for the years ended December 31, 2006 and 2005 are as follows (000’s omitted):
	Years Ended December 31,
	Healthcare		Real Estate Services
	2006	2005	2006	2005

Revenue	$41,062	$39,136	$14,355	$13,831
Cost of sales	28,048	26,517	8,404	8,205
Gross profit	13,014	12,619	5,951	5,626
Other income	8	9	100	-
Equity in income (losses) of equity method investees	-	-	-	-
Discontinued operations	230	(230)	-	-
Net income (loss)	$630	$(1,075)	$1,956	$1,592
Plus:
Interest Expense (Income)	330	330	400	444
Income tax provision	-	-	199	209
Depreciation & Amortization	391	332	297	304
Discontinued operations	(230)	230	-	-
EBITDA from continuing operations	$1,121	$(183)	$2,852	$2,549

Total Assets	$7,483	$8,631	$12,363	$11,341

	Years Ended December 31,
	Corporate & Other		Consolidated
	2006	2005	2006	2005

Revenue	$-	$-	$55,417	$52,967
Cost of sales	-	-	36,452	34,722
Gross profit	-	-	18,965	18,245
Other income	47	64	155	73
Equity in income (losses) of equity method investees	(356)	675	(356)	675
Discontinued operations	-	-	230	(230)
Net income (loss)	$(1,563)	$(452)	$1,023	$65
Plus:
Interest Expense (Income)	28	(11)	758	763
Income tax provision	6	32	205	241
Depreciation & Amortization	25	16	713	652
Discontinued operations	-	-	(230)	230
EBITDA from continuing operations	$(1,504)	$(415)	$2,469	$1,951

Total Assets	$1,193	$2,026	$21,039	$21,998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing, and reporting of transactions. In October 2004, the Company added a new Chief Financial Officer which allowed it to implement controls related, but not limited to segregation of duties. In September 2006, that Chief Financial Officer resigned and was replaced by an Interim Chief Financial Officer. The Company will continue to periodically assess the cost versus benefit of adding the resources that would improve segregation of duties. Currently, with the concurrence of the board of directors, the Company does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

Management, including our Chief Executive Office and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective, due to the identification of the material weakness in the revenue recognition process at its Park InfusionCare subsidiary as described below.

Notwithstanding the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. The Company’s Chief Executive Officer and Interim Chief Financial Officer have certified that, to their knowledge, the Company’s consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

Material Weakness Related to Revenue Recognition

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the consolidated annual or interim financial statements will not be prevented or detected. In connection with the preparation of the Company’s 2006 consolidated financial statements, the Company has identified the following control deficiencies, which represent a material weakness in the Company’s financial statement close and reporting process as of December 31, 2006.

The Company concluded that its revenue recognition process for 2006 at its Park InfusionCare subsidiary was ineffective as a result of an identified material weakness. During 2006, variances from expected payments received from insurance companies were not investigated in a timely manner, and thus were incorrectly accounted for as liabilities rather than revenue. In March 2007, the Company identified an accounting error at its Park InfusionCare subsidiary where certain payments received from insurance companies during the year ended December 31, 2006 were incorrectly recorded as a liability. The Company has evaluated these payments and, as a result of this evaluation, has increased the 2006 revenue of Park InfusionCare in the amount of approximately $482,000. As a result, an adjustment of approximately $482,000 was recorded in order to increase the revenue and reduce the net loss of the Park InfusionCare subsidiary for the year-ended December 31, 2006.

The efficacy of the measures the Company implements in this regard will be subject to ongoing management review supported by confirmation and testing by management as well as audit committee oversight. As a result, the Company expects that additional changes will be made to its processes as time progresses.

Plan for Remediation of Material Weakness

In order to remediate this material weakness, the Company will review and document the processes relating to the recording, processing, reconciliation, recognition and reporting of revenue at our Park InfusionCare subsidiary. In addition, the Company will provide additional training, review and supervision of personnel responsible for the billing, collection and accounting of the Park InfusionCare revenue.

ITEM 9B. OTHER INFORMATION
None

PART III.

Certain information required by Part III is incorporated by reference in this Annual Report on Form 10-K from our definitive Proxy Statement to be filed within 120 days of December 31, 2006 and delivered to our stockholders in connection with our 2007 Annual Meeting of Stockholders, to be held on June 14, 2007, to be filed pursuant to Regulation 14A (the “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors and executive officers may be found under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Committees of the Board of Directors; Meetings” and “Report of the Audit Committee” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

The Board of Directors has determined that it has at least one “Audit Committee Financial Expert” (as defined by Item 401(h)(2) of Regulation S-K of the Exchange Act) on the Audit Committee of the Board of Directors, Anthony J. LeVecchio. The Board of Directors has further determined that Mr. LeVecchio is “independent” from management within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics, which applies to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Company’s code of business conduct and ethics is set forth on the Company’s website at http://www.ascendantsolutions.com/ascendant_codeofconduct.pdf.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the sections of the Proxy Statement captioned “Election of Directors,” “Management,” “Compensation Discussion and Analysis,” and “Performance Graph.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	460,000 (1)	$.24	2,610,000 (2)
Equity compensation plans not approved by security holders	0		0
Total	460,000		2,610,000

(1)	As of December 31, 2006, options to purchase 915,000 shares of common stock were outstanding under the 1999 Long Term Incentive Plan.
(2)
As of December 31, 2006, 550,000 shares of restricted stock were issued under the 2002 Equity Incentive Plan. These shares are not included in the number of securities remaining available for future issuance.

Additional information required by this Item is incorporated by reference from the section of the Proxy Statement for our 2007 Annual Meeting of Stockholders captioned “Stock Ownership.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the section of the Proxy Statement for our 2007 Annual Meeting of Stockholders captioned “Management.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the section of the Proxy Statement for our 2007 Annual Meeting of Stockholders captioned “Independent Public Accountants.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2007.

ASCENDANT SOLUTIONS, INC.

By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Michal L. Gayler
Michal L. Gayler
Interim Vice President-Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 16th day of April 2007, below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ James C. Leslie James C. Leslie	Chairman of the Board
/s/ David E. Bowe David E. Bowe	Director, President and Chief Executive Officer,
/s/ Anthony J. LeVecchio Anthony J. LeVecchio	Director, Audit Committee Chairman
/s/ Curt Nonomaque Curt Nonomaque	Director
/s/ Will Cureton Will Cureton	Director

INDEX TO EXHIBITS
Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between ASD Systems, Inc. d/b/a Ascendant Solutions, a Texas corporation, and Ascendant Solutions, Inc., a Delaware corporation (Exhibit 2.1) (1)
2.2	Stock Purchase Agreement by and between ASDS of Orange County, Inc., a Delaware corporation f/k/a Orange County Acquisition Corp. and Kevin Hayes dated March 23, 2004 (Exhibit 2.1) (2)
2.3	ASDS of Orange County, Inc. Promissory Note due May 1, 2007 (Exhibit 2.2) (2)
3.1	Certificate of Incorporation of Ascendant Solutions, Inc. (Exhibit 3.1) (1)
3.2	Bylaws of Ascendant Solutions, Inc. (Exhibit 3.2) (1)
4.1	Specimen of Ascendant Solutions, Inc. Common Stock Certificate (Exhibit 4.1) (1)
4.2	1999 Long-Term Incentive Plan for ASD Systems, Inc. (Exhibit 4.2) (3)
4.3	Form of Stock Option Agreement under 1999 Long-Term Incentive Plan (Exhibit 4.3) (3)
10.1	Form of Indemnification Agreement with directors (Exhibit 10.10) (3)
10.2	Form of Warrant granted to affiliates of CKM Capital LLC (Exhibit 10.15) (3)
10.3	Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and David E. Bowe (Exhibit 10.6) (4)
10.4	Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and James C. Leslie (Exhibit 10.7) (4)
10.7	Asset Purchase Agreement between Dougherty’s Holdings, Inc. and Park Pharmacy Corporation dated December 9, 2003 (Exhibit 2.1) (5)
10.8	First Amendment to the Asset Purchase Agreement between Dougherty’s Holdings, Inc. and Park Pharmacy Corporation dated February 27, 2004 (Exhibit 2.2) (6)
10.9	Amended Warrant Agreement dated as of July 21, 2003 between Ascendant Solutions, Inc. and affiliates of CKM Capital LLC (Exhibit 10.10) (7)
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

10.13	Amended Promissory Note of CRESA Partners of Orange County, Inc. dated August 12, 2004, payable to the order of Kevin J. Hayes (Exhibit 10.1) (9)
10.14	Restricted Stock Agreement dated October 18, 2004, between Ascendant Solutions, Inc. and Gary W. Boyd (Exhibit 1.01) (10)
10.15	Master Agreement Regarding Frisco Square Partnerships dated December 31, 2004 (Exhibit 10.1) (11)
10.16	Participation Agreement between Ascendant Solutions, Inc. and Fairways Partners, LLC dated August 2003 (Exhibit 10.16) (12)
10.17	Restricted Stock Agreement dated June 25, 2004, between Ascendant Solutions, Inc. and Anthony J. LeVecchio (Exhibit 10.17) (12)
10.18	Amended and Restated Agreement of Limited Partnership of Fairways Frisco, L.P. effective December 30, 2004 (Exhibit 10.18) (12)
10.19	Promissory note payable from Ascendant Solutions, Inc. to Comerica Bank dated April 11, 2005 (Exhibit 10.1) (14)
10.20	Fee allocation agreement dated May 31, 2005 between Fairways Equities, LLC and Ascendant Solutions, Inc. (Exhibit 10.2) (14)

10.21	Advisory Services Agreement between CRESA Capital Markets Group, LP, Fairways Equities, LLC and Ascendant Solutions, Inc. dated September 1, 2005 (Exhibit 10.1)(15)
10.22	Form of Restricted Stock Agreement between Ascendant Solutions, Inc. and non-employee directors (Exhibit 1.01) (17)
10.23	Promissory note payable from Ascendant Solutions, Inc. to Comerica Bank dated September 13, 2005 (Exhibit 10.01) (18)
10.24	Outline of Compensation Plan for Non-Employee Directors (21)
10.25	Employment Agreement between Park InfusionCare, LP and Scott L. Holtmyer (Exhibit 10.1) (22).
10.26	Loan Agreement (Term Loan) between ASDS of Orange County, Inc. and First Republic Bank dated June 8, 2006 (Exhibit 10.1) (23).
10.27	Promissory Note (Term Loan) payable from Orange County, Inc. to First Republic Bank dated June 8, 2006 (Exhibit 10.2) (23).
10.28	Security Agreement (Term Loan) between ASDS of Orange County, Inc. and First Republic Bank dated June 8, 2006 (Exhibit 10.3) (23).
10.29	Continuing Guarantee of Payment and Performance by CRESA Partners of Orange County, LP for the benefit of First Republic Bank dated June 8, 2006 (Exhibit 10.4) (23).
10.30	Form of Limited Guaranty of the Obligations of ASDS of Orange County, Inc. for the benefit of First Republic Bank dated June 8, 2006 (Exhibit 10.5) (23).
10.31	Loan Agreement (Line of Credit) between CRESA Partners of Orange County, LP and First Republic Bank dated June 8, 2006 (Exhibit 10.6) (23).
10.32	Promissory Note (Line of Credit) payable from CRESA Partners of Orange County, LP to First Republic Bank dated June 8, 2006 (Exhibit 10.7) (23).
10.33	Security Agreement (Line of Credit) between CRESA Partners of Orange County, LP and First Republic Bank dated June 8, 2006 (Exhibit 10.8) (23).
10.34	Form of Limited Guaranty of the Obligations of CRESA Partners of Orange County, LP for the benefit of First Republic Bank dated June 8, 2006 (Exhibit 10.9) (23).
10.35	Promissory Note payable from Ascendant Solutions, Inc. to Ampco Partners, Ltd. dated June 14, 2006 (Exhibit 10.1) (24).
10.36	Security Agreement between Ascendant Solutions, Inc. and Ampco Partners, Ltd. dated June 14, 2006 (Exhibit 10.2) (24).
10.37	Letter Agreement between Ascendant Solutions, Inc. and Gary W. Boyd dated September 6, 2006 (Exhibit 10.1) (25).
10.38	Letter Agreement between Ascendant Solutions, Inc. and GaylerSmith Group, LLC dated May 16, 2005 (Exhibit 10.2) (25).
10.39
Loan Agreement between Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, Santa Fe Medicine Man, LP and Amegy Bank National Association dated February 20, 2007 (Exhibit 10.1) (26).

10.40
Promissory Note (Term) payable from Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP to Amegy Bank National Association dated February 20, 2007 (Exhibit 10.2) (26).

10.41
Promissory Note (Revolving) payable from Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP to Amegy Bank National Association dated February 20, 2007 (Exhibit 10.3) (26).

10.42
Form of Security Agreement dated as of February 20, 2007 executed by Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP and Santa Fe Medicine Man, LP in favor of Amegy Bank National Association (Exhibit 10.4) (26).

10.43
 Form of Unlimited Guaranty Agreement dated as of February 20, 2007 executed by Ascendant Solutions, Inc., Dougherty’s Holdings, Inc. Medicine Man, LP, Dougherty’s LP Holdings, Inc., Medicine Man GP, LLC, Alvin Medicine Man GP, LLC, Angleton Medicine Man GP, LLC and Santa Fe Medicine Man GP, LLC for the benefit of Amegy Bank National Association  (Exhibit 10.5) (26).

10.44	Pledge Agreement between Dougherty’s Pharmacy, Inc. in favor of Amegy Bank National Association dated February 20, 2007 (Exhibit 10.6) (26).
21.1	Subsidiaries of Ascendant Solutions, Inc.*

23.1	Consent of Hein & Associates LLP *
31.1	Written Statement of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Written Statement of Vice President-Finance and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1
Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2006, by David E. Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2
Certification of Ascendant Solutions, Inc. Annual Report on Form 10-K for the period ended December 31, 2006, by Michal L. Gayler as Interim Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Certificate of Incorporation for Orange County Acquisition Corp. (Exhibit 99.1) (8)
99.2	Certificate of Ownership and Merger of Staubach Company - West, Inc. into Orange Co. (Exhibit 99.2) (8)
99.3	Table reflecting certain ownership after giving effect to the transactions contemplated by the Master Agreement (Exhibit 99.1) (11)
99.4	Table reflecting certain ownership after giving effect to the termination of the Master Agreement and other changes (Exhibit 99.1) (16)
99.5	Office Building Sublease Agreement between Ascendant Solutions, Inc. and Holt Lunsford Commercial, Inc. dated March 16, 2005 (Exhibit 99.1) (14)
99.6	Press release dated November 3, 2005 (Exhibit 99.1) (18)
99.7	Press release dated January 3, 2006 (Exhibit 99.1) (19)
99.8	Audited consolidated financial statements of Fairways Frisco, L.P. and Subsidiaries for the years ended December 31, 2006 and 2005 pursuant to Rule 3-09 of Regulation S-X*
99.9	Audited financial statements of Fairways 03 New Jersey, L.P. for the year ended December 31, 2005 pursuant to Rule 3-09 of Regulation S-X*
*	* Filed herewith

(1)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 23, 2000.
(2)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K/A filed July 21, 2004.
(3)	Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form S-1, File No. 333-85983.
(4)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002.
(5)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed December 11, 2003.
(6)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed March 29, 2004.
(7)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the period ended June 30, 2004.
(9)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the period ended September 30, 2004.
(10)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed October 19, 2004.
(11)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed January 7, 2005.
(12)	Incorporated by reference to the exhibits shown in parenthesis filed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.
(13)	Incorporated herein by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2005
(14)	Incorporated herein by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2005.
(15)	Incorporated herein by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2005.
(16)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed April 29, 2005.
(17)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed May 24, 2005.
(18)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed September 15, 2005.
(19)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed November 4, 2005.
(20)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed January 3, 2006.
(21)	Incorporated by reference to Item 1.01 in our current report on Form 8-K filed May 16, 2006.
(22)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed May 24, 2006.
(23)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed June 13, 2006.
(24)	Incorporated by reference to the exhibits shown in parenthesis filed in our quarterly report on Form 10-Q for the quarterly period ended June 20, 2006.
(25)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed September 8, 2006.
(26)	Incorporated by reference to the exhibits shown in parenthesis filed in our current report on Form 8-K filed February 26, 2007.

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements required to be filed as an exhibit to this Form 10-K:

1.	1999 Long-Term Incentive Plan for ASD Systems, Inc. (filed as Exhibit 4.2 hereto and incorporated by reference to Exhibit 4.2 filed in our Registration Statement on Form S-1, File No. 333-85983)
2.
Form of Stock Option Agreement under 1999 Long-Term Incentive Plan (filed as Exhibit 4.3 hereto and incorporated by reference to Exhibit 4.3 filed in our Registration Statement on Form S-1, File No. 333-85983)

3.
Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and David E. Bowe (filed hereto as Exhibit 10.3 and incorporated by reference to Exhibit 10.6 filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002)

4.
Stock Option Agreement dated as of March 14, 2002 between Ascendant Solutions, Inc. and James C. Leslie (filed hereto as Exhibit 10.4 and incorporated by reference to Exhibit 10.7 filed in our annual report on Form 10-K for the fiscal year ended December 31, 2002)

5.
Restricted Stock Agreement dated October 18, 2004, between Ascendant Solutions, Inc. and Gary W. Boyd (filed hereto as Exhibit 10.14 and incorporated by reference to Exhibit 1.01 filed in our current report on Form 8-K filed October 19, 2004)

6.
Restricted Stock Agreement dated June 25, 2004, between Ascendant Solutions, Inc. and Anthony J. LeVecchio (filed as Exhibit 10.17 hereto and Incorporated by reference to Exhibit 10.17 filed in our annual report on Form 10-K for the fiscal year ended December 31, 2004)

7.
Form of Restricted Stock Agreement between Ascendant Solutions, Inc. and non-employee directors (filed hereto as Exhibit 10.22 and incorporated by reference to Exhibit 1.01 filed in our current report on Form 8-K filed May 24, 2005)

8.	Outline of Compensation Plan for Non-Employee Directors (filed hereto as Exhibit 10.24 and incorporated by reference to Item 1.01 in our current report on Form 8-K filed May 16, 2006)
9.
Employment Agreement between Park InfusionCare, LP and Scott L. Holtmyer (filed hereto as Exhibit 10.25 and incorporated by reference to Exhibit 10.1 filed in our current report on Form 8-K filed May 24, 2006)

10.
Letter Agreement between Ascendant Solutions, Inc. and Gary W. Boyd dated September 6, 2006 (filed hereto as Exhibit 10.37 and incorporated by reference to Exhibit 10.1 filed in our current report on Form 8-K filed September 8, 2006)

11.
Letter Agreement between Ascendant Solutions, Inc. and GaylerSmith Group, LLC dated May 16, 2005 (filed hereto as Exhibit 10.38 and incorporated by reference to Exhibit 10.2 filed in our current report on Form 8-K filed September 8, 2006)