Form 10-Q/A
period 2007-04-17
ASCENDANT SOLUTIONS INC
filed 2007-05-07
CIK 1080029

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

ASCENDANT SOLUTIONS, INC.

FORM 10-Q/A
(Amendment No. 1)

For the Quarterly Period Ended September 30, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend Ascendant Solutions, Inc.’s (the “Company”) Quarterly Report on Form 10-Q filed on November 13, 2006 (the “Original Report”), for the three and nine month periods ended September 30, 2006. The purpose of the amendment is to reflect the restatement of the Company’s previously issued financial statements as of and for the three and nine month periods ended September 30, 2006, and the notes related thereto, as described below. The information in this Report is stated as of the date of the Original Report and does not reflect subsequent results, events or developments.  Such subsequent results, events or developments include, among others, the information and events subsequently described in our Annual Report on Form 10-K and our Current Reports on Form 8-K.  For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report.

This Report amends the Company’s condensed consolidated financial statements and related notes to reflect the correction of an accounting error at our Park InfusionCare subsidiary where certain payments received from insurance companies during the quarter ended September 30, 2006 were incorrectly recorded as a liability. This error was identified in March 2007. In addition, the Company reclassified certain other income to Healthcare revenue for the three and nine month periods ended September 30, 2006. For further information on the restatement, see Note 1 to the condensed consolidated financial statements included herein. In April 2007, the Company's management concluded that its revenue recognition process for 2006 at its Park InfusionCare subsidiary was ineffective as a result of an identified material weakness.   For further information on the identified material weakness, see Item 4 Controls and Procedures. Changes also have been made to the following items in this Report as a result of the restatement:

Part I, Item 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Part I, Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 4	CONTROLS AND PROCEDURES
Part II, Item 6	EXHIBITS AND REPORTS ON FORM 8-K

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer which are attached to this Report as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted, except par value and share amounts)

	September 30,	December 31,
	2006 (Unaudited)	2005
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,278	$3,221
Trade accounts receivable, net	4,351	5,108
Other receivables	175	171
Receivable from affiliates	53	85
Inventories	2,837	2,826
Prepaid expenses	681	452
Total current assets	10,375	11,863
Property and equipment, net	1,085	1,223
Goodwill	7,299	7,299
Other intangible assets	178	426
Equity method investments	663	1,086
Other assets	275	101
Total assets	$19,875	$21,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,365	$3,456
Accrued liabilities	2,305	2,852
Notes payable, current	6,074	1,049
Total current liabilities	11,744	7,357
Notes payable, long-term	4,336	10,874
Minority interests	922	694
Total liabilities	17,002	18,925
Commitments and contingencies (Notes 7 & 8)

Stockholders' equity:
Common stock, $0.0001 par value:
Authorized shares--50,000,000
Issued and outstanding shares--22,461,295 and 22,180,900
at September 30, 2006 and December 31, 2005.	2	2
Additional paid-in capital	60,173	60,078
Deferred compensation	(30)	(66)
Accumulated deficit	(57,272)	(56,941)
Total stockholders' equity	2,873	3,073
Total liabilities and stockholders' equity	$19,875	$21,998

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Healthcare	$10,313	$9,559	$30,273	$29,276
Real estate advisory services	1,971	2,464	8,504	8,593
	12,284	12,023	38,777	37,869
Cost of sales:
Healthcare	6,929	6,468	21,061	19,795
Real estate advisory services	1,130	1,423	5,071	5,254
	8,059	7,891	26,132	25,049
Gross profit	4,225	4,132	12,645	12,820

Operating expenses:
Selling, general and administrative expenses	3,739	4,087	11,835	12,343
Non-cash stock compensation	33	23	51	58
Depreciation and amortization	183	174	534	496
Total operating expenses	3,955	4,284	12,420	12,897
Operating income (loss)	270	(152)	225	(77)

Equity in losses of equity method investees	(84)	(75)	(300)	(211)
Other income	18	20	222	58
Interest expense, net	(199)	(198)	(579)	(564)
Loss before minority interest and income tax provision	5	(405)	(432)	(794)
Minority interest loss / (income allocation)	-	-	(31)	29
Income tax provision	13	47	98	125
Loss from continuing operations	(8)	(452)	(561)	(890)

Discontinued operations	-	(230)	230	(230)

Net loss	$(8)	$(682)	$(331)	$(1,120)

Basic net loss per share
Continuing operations	*	(0.02)	(0.02)	(0.04)
Discontinued operations	$-	(0.01)	0.01	(0.01)
	*	$(0.03)	$(0.01)	$(0.05)
Diluted net loss per share
Continuing operations	*	(0.02)	(0.02)	(0.04)
Discontinued operations	$-	(0.01)	0.01	(0.01)
	*	$(0.03)	$(0.01)	$(0.05)
* Less than $0.01 per share
Average common shares outstanding, basic	22,454,628	22,014,233	22,436,456	21,970,900

Average common shares outstanding, diluted	22,454,628	22,014,233	22,436,456	21,970,900
See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Restated)	(Restated)
Operating Activities
Net loss	$(331)	$(1,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	397	324
Depreciation and amortization	534	496
Deferred compensation amortization	51	58
Issuance of stock in lieu of directors fees	32	-
Non-cash equity in losses (income) of equity method investees:
Fairways Frisco, LP	373	442
Ampco Partners	(73)	-
Income from early extinguishment of debt	(100)	-
Loss on sale of property and equipment	7	1
Minority interest	31	(29)
Discontinued operations	(230)	230
Changes in operating assets and liabilities:
Accounts receivable	360	1,145
Inventories	(11)	(294)
Prepaid expenses and other assets	(375)	43
Accounts payable	(91)	554
Accrued liabilities	(547)	(906)
Net cash provided by continuing operations	27	944
Net cash provided by discontinued operations	230	(230)
Net cash provided by operating activities	257	714

Investing Activities
Distributions from limited partnerships	85	85
Proceeds from sale of property and equipment	6	-
Purchases of property and equipment	(161)	(854)
Distributions to limited partners	(33)	-
Investment in limited partnerships	-	(1,065)
Net cash used in investing activities	(103)	(1,834)
See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Restated)	(Restated)
Financing Activities
Proceeds from exercise of common stock options	48	24
Proceeds from sale of limited partnership interests	230	230
Payments on notes payable	(2,360)	(412)
Proceeds from notes payable	985	255
Net cash provided by (used in) financing activities	(1,097)	97

Net decrease in cash and cash equivalents	(943)	(1,023)
Cash and cash equivalents at beginning of period	$3,221	$1,868

Cash and cash equivalents at end of period	$2,278	$845

Supplemental Cash Flow Information:
Cash paid for income taxes	$137	$201
Cash paid for interest on notes payable	$565	$593
Noncash investing activities:
Indemnification liability recorded	$-	$220
Noncash financing activities:
Partnership distributions applied to note payable	$38	$-

See accompanying notes to the Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

2006 Restatement

The Company has restated its consolidated financial statements included herein to reflect the correction of an accounting error at our Park InfusionCare subsidiary where certain payments received from insurance companies during the quarter ended September 30, 2006 were incorrectly recorded as a liability. The restatement reduces accounts payable and increases Healthcare revenue by approximately $179,000. In addition, the Company reclassified approximately $122,000 from other income to Healthcare revenue during the three and nine month periods ended September 30, 2006. As a result of the restatement, the net loss for the three month and nine month periods ended September 30, 2006 decreased by approximately $179,000. These adjustments had no impact on the net change in cash and cash equivalents for the three month and nine month periods ended September 30, 2006.

The following is a summary of the changes to the consolidated financial statements:
	As of September 30, 2006
	Restated	Previously
	Amount	Reported
Balance Sheet:
Accounts payable	$3,365,000	$3,544,000
Total current liabilities	11,744,000	11,923,000
Total liabilities	17,002,000	17,181,000
Total stockholders' equity	2,873,000	2,694,000

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Restated	Previously	Restated	Previously
	Amount	Reported	Amount	Reported
Statement of Operations:
Healthcare revenue	$10,313,000	$10,012,000	$30,273,000	$29,972,000
Gross profit	4,225,000	3,924,000	12,645,000	12,344,000
Operating income (loss)	270,000	(31,000)	225,000	(76,000)
Net loss	(8,000)	(187,000)	(331,000)	(510,000)
Basic net loss per share	*	(0.01)	(0.01)	(0.02)
Diluted net loss per share	*	(0.01)	(0.01)	(0.02)

* Less than $0.01 per share

	Nine Months Ended September 30, 2006
	Restated	Previously
	Amount	Reported
Statement of Cash Flows:
Net loss	$(331,000)	$(510,000)
Accounts payable	(91,000)	88,000

2005 Restatement

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

The Company began reporting the results of Park InfusionCare as a discontinued operation in its September 30, 2005 quarterly report on Form 10-Q/A. As a result of the board of directors decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations in its June 30, 2006 and September 30, 2006 quarterly reports on Form 10-Q/A.

The Company had previously recorded an estimated charge of $230,000 for employee retention costs directly related to any potential disposition or strategic transaction for Park InfusionCare.

As no such transaction was consummated, none of these retention costs were paid and the Company has recorded a reversal of this accrual as part of results from discontinued operations in the accompanying consolidated statements of operations for the nine month period ended September 30, 2006. All other Park InfusionCare amounts in this Form 10-Q/A for the three and nine month periods ended September 30, 2006 and 2005 have been reported as part of continuing operations.

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

The number of potentially dilutive stock options and warrants excluded from the computation for the three and nine month periods ended September 30, was approximately 308,785 and 430,699 in 2006 and 956,000 and 973,000 in 2005, respectively. A reconciliation of basic and diluted loss per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Loss from continuing operations, net of taxes	$(8,000)	$(452,000)	$(561,000)	$(890,000)
Income (loss) from discontinued operations, net of taxes	-	(230,000)	230,000	(230,000)
Net loss	$(8,000)	$(682,000)	$(331,000)	$(1,120,000)

Weighted average common shares outstanding-Basic	22,454,628	22,014,233	22,436,456	21,970,900
Effect of dilutive stock options and warrants	-	-	-	-
Weighted average common shares outstanding-Diluted	22,454,628	22,014,233	22,436,456	21,970,900

Basic earnings per share from:
Continuing operations	*	$(0.02)	$(0.02)	$(0.04)
Discontinued operations	$-	(0.01)	0.01	(0.01)
Basic net loss per share	*	$(0.03)	$(0.01)	$(0.05)

Diluted earnings per share from:
Continuing operations	*	$(0.02)	$(0.02)	$(0.04)
Discontinued operations	$-	(0.01)	0.01	(0.01)
Diluted net loss per share	*	$(0.03)	$(0.01)	$(0.05)
* Less than $0.01 per share

5.	Equity Method Investments

Equity method investments consists of the following:

	Ownership	September 30,	December 31,
	%	2006	2005

Ampco Partners, Ltd.	10%	$192,000	$242,000
Fairways 03 New Jersey, L.P.	20%	162,000	162,000
Fairways Frisco, LP	9%	309,000	682,000
		$663,000	$1,086,000

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statements of operations comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Ampco Partners, Ltd.	$5,000	$35,000	$73,000	$95,000
Fairways 03 New Jersey, LP	-	42,000	-	136,000
Fairways Frisco, L.P.	(89,000)	(152,000)	(373,000)	(442,000)
	$(84,000)	$(75,000)	$(300,000)	$(211,000)

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

As of September 30, 2006, the following shares had been issued under the 2002 Equity Incentive Plan:

		Shares Vested
Year of Issuance:	Number of Shares	at September 30, 2006	Non-Vested
2002	435,000	435,000	-
2003	-	-	-
2004	67,500	61,667	5,833
2005	47,500	30,833	16,667
2006	80,395	62,895	17,500
	630,395	590,395	40,000

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

In September 2006, the Board of Directors of the Company elected to vest 43,334 of previously unvested share of the former Chief Financial Officer in consideration for consulting services to be provided over the next year to advise on financial and accounting matters.

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and nine month periods ended September 30, 2006 and 2005 are as follows (000’s omitted):

	Three Months Ended September 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005
	(Restated)						(Restated)
Revenue	$10,313	$9,559	$1,971	$2,464	$-	$-	$12,284	$12,023
Cost of sales	6,929	6,468	1,130	1,423	-	-	8,059	7,891
Gross profit	3,384	3,091	841	1,041	-	-	4,225	4,132
Other income	(1)	-	-	-	19	20	18	20
Equity in losses of equity method investees	-	-	-	-	(84)	(75)	(84)	(75)
Discontinued operations	-	(230)	-	-	-	-	-	(230)
Net income (loss)	$330	$(531)	$47	$195	$(385)	$(346)	$(8)	$(682)
Plus:
Interest Expense (Income)	83	82	100	116	16	-	199	198
Taxes	-	-	13	30	-	17	13	47
Depreciation &
Amortization	99	86	78	82	6	6	183	174
Discontinued operations	-	230	-	-	-	-	-	230
EBITDA from continuing operations	$512	$(133)	$238	$423	$(363)	$(323)	$387	$(33)

	Nine Months Ended September 30,

	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005
	(Restated)						(Restated)

Revenue	$30,273	$29,276	$8,504	$8,593	$-	$-	$38,777	$37,869
Cost of sales	21,061	19,795	5,071	5,254	-	-	26,132	25,049
Gross profit	9,212	9,481	3,433	3,339	-	-	12,645	12,820
Other income	90	4	100	(1)	32	55	222	58
Equity in losses of equity method investees	-	-	-	-	(300)	(211)	(300)	(211)
Discontinued operations	230	(230)	-	-	-	-	230	(230)
Net income (loss)	$89	$(737)	$758	$656	$(1,178)	$(1,039)	$(331)	$(1,120)
Plus:
Interest Expense (Income)	252	250	313	326	14	(12)	579	564
Taxes	-	-	86	108	12	17	98	125
Depreciation &
Amortization	293	258	223	227	18	11	534	496
Discontinued operations	(230)	230	-	-	-	-	(230)	230
EBITDA from continuing operations	$404	$1	$1,380	$1,317	$(1,134)	$(1,023)	$650	$295

	September 30, 2006 and December 31, 2005
	Healthcare		Real Estate Services		Corporate and Other		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005

Total assets	$8,543	$8,631	$10,279	$11,341	$1,053	$2,026	$19,875	$21,998

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

The Company began reporting the results of Park InfusionCare as a discontinued operation in its September 30, 2005 quarterly report on Form 10-Q/A. As a result of the board of directors decision to retain the operations of Park InfusionCare, the Company has reported the operating results of Park InfusionCare as part of continuing operations in its June 30, 2006 and September 30, 2006 quarterly reports on Form 10-Q/A.

The Company had previously recorded an estimated charge of $230,000 for employee retention costs directly related to any potential disposition or strategic transaction for Park InfusionCare. As no such transaction was consummated, none of these retention costs were paid and the Company has recorded a reversal of this accrual as part of results from discontinued operations in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005. All other Park InfusionCare amounts in this Form 10-Q/A for the three and nine month periods ended September 30, 2006 and 2005 have been reported as part of continuing operations.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material effect these matters will have on our future financial position and results of operations.

Results of Operations: Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005 (000’s Omitted)

	Three Months Ended September 30,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
	(Restated)
Revenue	$10,313	$9,559	$754	$1,971	$2,464	$(493)
Cost of Sales	6,929	6,468	461	1,130	1,423	(293)
Gross Profit	3,384	3,091	293	841	1,041	(200)
Operating expenses	2,970	3,310	(340)	681	701	(20)
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	(1)	-	(1)	-	-	-
Interest income (expense), net	(83)	(82)	(1)	(100)	(116)	16
Minority interests	-	-	-	-	1	(1)
Income tax provision	-	-	-	(13)	(30)	17
Discontinued operations	-	(230)	230	-	-	-
Net income	$330	$(531)	$861	$47	$195	$(148)
Plus:
Interest (income) expense, net	$83	$82	$1	$100	$116	$(16)
Income tax provision	-	-	-	13	30	(17)
Depreciation & Amortization	99	86	13	78	82	(4)
Discontinued operations	-	230	(230)	-	-	-
EBITDA from continuing operations	$512	$(133)	$645	$238	$423	$(185)

	Three Months Ended September 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
				(Restated)
Revenue	$-	$-	$-	$12,284	$12,023	$261
Cost of Sales	-	-	-	8,059	7,891	168
Gross Profit	-	-	-	4,225	4,132	93
Operating expenses	304	273	31	3,955	4,284	(329)
Equity in income (losses) of equity method investees	(84)	(75)	(9)	(84)	(75)	(9)
Other income	19	20	(1)	18	20	(2)
Interest income (expense), net	(16)	-	(16)	(199)	(198)	(1)
Minority interests	-	(1)	1	-	-	-
Income tax provision	-	(17)	17	(13)	(47)	34
Discontinued operations	-	-	-	-	(230)	230
Net income	$(385)	$(346)	$(39)	$(8)	$(682)	$674
Plus:
Interest (income) expense, net	$16	$-	$16	$199	$198	$1
Income tax provision	-	17	(17)	13	47	(34)
Depreciation & Amortization	6	6	-	183	174	9
Discontinued operations	-	-	-	-	230	(230)
EBITDA from continuing operations	$(363)	$(323)	$(40)	$387	$(33)	$420

Healthcare

Revenues
Total revenues increased $754,000 during the third quarter of 2006 to $10,313,000. This represents a 7.9% increase over revenue of $9,559,000 in the third quarter of 2005. The increase includes a 4.6% increase in the number of retail pharmacy prescriptions filled. The increase in revenue of $1,149,000, or 15.7% at the retail pharmacies, is offset by a decrease of $395,000, or 17.5%, at Park InfusionCare. The decrease in infusion revenue is due to a decrease in the number of patient therapies and the lingering impact on ongoing business from the Company’s prior announcement in November 2005 of the plans to seek a strategic transaction or potential disposition.

Cost of sales
The cost of sales increased $461,000 during the third quarter of 2006 to $6,929,000 or 67.2% of revenues. Cost of sales in the third quarter of 2005 was $6,468,000 or 67.7% of revenues. The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise of $993,000, or 18.8%, which is offset by a decreased volume of infusion therapy of $532,000, or 44.9%. In addition, the increase in the cost of sales is due to a 1.9% increase in the cost at the retail pharmacies which is offset by a 10.7% decrease in the cost of infusion therapy drugs.

Gross profit
Gross profit increased $293,000 as a result of the factors discussed in Revenues and Cost of Sales above. Gross profit was 32.8% of revenue in the third quarter of 2006 as compared to 32.3% of revenue in the third quarter of 2005. The increase in gross profit includes $155,000, or 7.7% at the retail pharmacies and $138,000, or 12.8% at Park InfusionCare.

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
		(Restated)
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

Results of Operations: Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005 (000’s Omitted)

	Nine Months Ended September 30,
	Healthcare			Real Estate Advisory Services
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
	(Restated)
Revenue	$30,273	$29,276	$997	$8,504	$8,593	$(89)
Cost of Sales	21,061	19,795	1,266	5,071	5,254	(183)
Gross Profit	9,212	9,481	(269)	3,433	3,339	94
Operating expenses	9,191	9,742	(551)	2,353	2,278	75
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	90	4	86	100	(1)	101
Interest income (expense), net	(252)	(250)	(2)	(313)	(326)	13
Minority interests	-	-	-	(23)	30	(53)
Income tax provision	-	-	-	(86)	(108)	22
Income from discontinued operations	230	(230)	460	-	-	-
Net income	$89	$(737)	$826	$758	$656	$102
Plus:
Interest (income) expense, net	$252	$250	$2	$313	$326	$(13)
Income tax provision	-	-	-	86	108	(22)
Depreciation & Amortization	293	258	35	223	227	(4)
Discontinued operations	(230)	230	(460)	-	-	-
EBITDA from continuing operations	$404	$1	$403	$1,380	$1,317	$63

	Nine Months Ended September 30,
	Corporate & Other			Consolidated
			Dollar			Dollar
	2006	2005	Change	2006	2005	Change
				(Restated)
Revenue	$-	$-	$-	$38,777	$37,869	$908
Cost of Sales	-	-	-	26,132	25,049	1,083
Gross Profit	-	-	-	12,645	12,820	(175)
Operating expenses	876	877	(1)	12,420	12,897	(477)
Equity in income (losses) of equity method investees	(300)	(211)	(89)	(300)	(211)	(89)
Other income	32	55	(23)	222	58	164
Interest income (expense), net	(14)	12	(26)	(579)	(564)	(15)
Minority interests	(8)	(1)	(7)	(31)	29	(60)
Income tax provision	(12)	(17)	5	(98)	(125)	27
Income from discontinued operations	-	-	-	230	(230)	460
Net income	$(1,178)	$(1,039)	$(139)	$(331)	$(1,120)	$789
Plus:
Interest (income) expense, net	$14	$(12)	$26	$579	$564	$15
Income tax provision	12	17	(5)	98	125	(27)
Depreciation & Amortization	18	11	7	534	496	38
Discontinued operations	-	-	-	(230)	230	(460)
EBITDA from continuing operations	$(1,134)	$(1,023)	$(111)	$650	$295	$355

Healthcare

Revenues
Total revenues increased $997,000 during the nine month period ended September 30, 2006 to $30,273,000. This represents a 3.4% increase over revenue of $29,276,000 in the nine month period ended September 30, 2005. The increase is due to a 3.9% increase in the number of retail pharmacy prescriptions filled, an increase in prices for retail pharmacy prescriptions and additional volume in non-prescription merchandise. The increase in revenue of $2,723,000, or 12.3% at the retail pharmacies, is offset by a decrease of $1,725,000, or 24.3%, at Park InfusionCare. The decrease in infusion revenue is due to a decrease in the number of patient therapies and the lingering impact on the ongoing business from the Company’s prior announcement in November 2005 of the plans to seek a strategic transaction or potential disposition.

Cost of sales
The cost of sales increased $1,266,000 during the nine month period ended September 30, 2006 to $21,061,000 or 69.6% of revenues. Cost of sales in the nine month period ended September 30, 2005 was $19,795,000 or 67.6% of revenues. The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise of $2,308,000, or 14.2%, which is offset by a decreased volume of infusion therapy of $1,042,000, or 29.3%. In addition, the increase in cost of sales is due to a 1.3% increase in the cost at the retail pharmacies which is slightly offset by a 0.6% decrease in the cost of infusion therapy drugs.

Gross profit
Gross profit decreased $269,000 as a result of the factors discussed in Revenues and Cost of Sales above. Gross profit was 30.4% of revenue in the nine month period ended September 30, 2006 as compared to 32.4% of revenue in the nine month period ended September 30, 2005. The increase in gross profit of $415,000, or 7% at the retail pharmacies, is offset by a decrease of $683,000, or 19.2% at Park InfusionCare. As a result, the gross profit and overall results of Healthcare continued to be adversely impacted by Park InfusionCare.

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
		(Restated)
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

In April 2007, management, including our Chief Executive Office and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were ineffective, due to the identification of the material weakness in the revenue recognition process at its Park InfusionCare subsidiary as described below.

Notwithstanding the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. The Company’s Chief Executive Officer and Interim Chief Financial Officer have certified that, to their knowledge, the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

Material Weakness Related to Revenue Recognition

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the consolidated annual or interim financial statements will not be prevented or detected. In connection with the preparation of the Company’s 2006 consolidated financial statements, the Company has identified the following control deficiencies, which represent a material weakness in the Company’s financial statement close and reporting process as of September 30, 2006.

The Company concluded that its revenue recognition process for 2006 at its Park InfusionCare subsidiary was ineffective as a result of an identified material weakness. During 2006, variances from expected payments received from insurance companies were not investigated in a timely manner, and thus were incorrectly accounted for as liabilities rather than revenue. In March 2007, the Company identified an accounting error at its Park InfusionCare subsidiary where certain payments received from insurance companies during the year ended December 31, 2006 were incorrectly recorded as a liability. The Company has evaluated these payments and, as a result of this evaluation, has increased the revenue of Park InfusionCare in the amount of approximately $179,000 for the three month and nine month period ended September 30, 2006. As a result, an adjustment of approximately $179,000 was recorded in order to increase the revenue and reduce the net loss of the Park InfusionCare subsidiary for the three month and nine month period ended September 30, 2006.

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

Date: May 7, 2007	ASCENDANT SOLUTIONS, INC.
	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 7, 2007	ASCENDANT SOLUTIONS, INC.
	By:	/s/ Michal L. Gayler
Michal L. Gayler
Interim Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)