Form 10-Q
period 2007-05-02
ASCENDANT SOLUTIONS INC
filed 2007-05-15
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Yes ☐   No ☒

At May 11, 2007 there were approximately 22,600,510 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted, except par value and share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,091	$2,686
Trade accounts receivable, net	4,622	5,339
Other receivables	100	387
Receivable from affiliates	63	66
Inventories, net	3,096	2,832
Prepaid expenses	621	637
Total current assets	10,593	11,947
Property and equipment, net	978	1,019
Goodwill	7,299	7,299
Other intangible assets	13	95
Equity method investments	353	419
Other assets	257	260
Total assets	$19,493	$21,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$1,865	$2,293
Accrued liabilities	2,702	3,634
Notes payable, current	2,380	6,106
Total current liabilities	6,947	12,033
Notes payable, long-term	6,814	3,824
Minority interests	955	947
Total liabilities	14,716	16,804
Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,549,836 and 22,508,170 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	60,195	60,176
Deferred compensation	(20)	(25)
Accumulated deficit	(55,400)	(55,918)
Total stockholders' equity	4,777	4,235
Total liabilities and stockholders' equity	$19,493	$21,039

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Healthcare	$10,772	$9,961
Real estate advisory services	3,885	3,664
	14,657	13,625
Cost of sales:
Healthcare	7,127	6,931
Real estate advisory services	2,514	2,124
	9,641	9,055
Gross profit	5,016	4,570

Operating expenses:
Selling, general and administrative expenses	4,026	4,191
Non-cash stock compensation	5	9
Depreciation and amortization	166	158
Total operating expenses	4,197	4,358
Operating income	819	212
Equity in income (losses) of equity method investees	(66)	(95)
Other income	1	6
Interest income (expense), net	(166)	(184)
Income (loss) before minority interest and income tax provision	588	(61)
Minority interest	(8)	(27)
Income tax provision	(62)	(54)
Net income (loss)	$518	$(142)

Basic net income (loss) per share	$0.02	$(0.01)
Diluted net income (loss) per share	$0.02	$(0.01)

Average common shares outstanding, basic	22,549,836	22,258,173
Average common shares outstanding, diluted	22,731,325	22,782,735

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
	Three Months Ended March 31,
	2007	2006
Operating Activities	(Unaudited)	(Unaudited)

Net income (loss)	$518	$(142)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for doubtful accounts	70	44
Depreciation and amortization	166	158
Deferred compensation amortization	5	9
Issuance of stock in lieu of directors fees	19	8
Non-cash equity in losses (income) of equity method investees
Fairways Frisco, LP	97	130
Ampco Partners, Ltd.	(31)	-
Fairways 03 New Jersey, LP	-	(35)
Minority interest	8	27
Changes in operating assets and liabilities:
Accounts receivable	647	145
Inventories	(264)	(41)
Prepaid expenses and other assets	308	(2)
Accounts payable	(428)	(859)
Accrued liabilities	(932)	(274)
Net cash provided by (used in) operating activities	183	(832)

Investing Activities

Distributions from limited partnerships	-	24
Proceeds from sale of property and equipment	-	(80)
Purchases of property and equipment	(42)	-
Net cash used in investing activities	(42)	(56)

Financing Activities

Proceeds from exercise of common stock options	-	48
Payments on notes payable	(4,934)	(1,085)
Proceeds from notes payable	4,198	150
Net cash used in financing activities	(736)	(887)

Net decrease in cash and cash equivalents	(595)	(1,775)
Cash and cash equivalents at beginning of year	2,686	3,221
Cash and cash equivalents at end of year	$2,091	$1,446

Supplemental Cash Flow Information
Cash paid for income taxes	$31	$47
Cash paid for interest on notes payable	$160	$157

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2007. The December 31, 2006 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

1 The Company was the initial limited partner in Fairways Frisco, L.P. (“Fairways Frisco”), which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004. Fairways Frisco L.P. subsequently sold additional limited partnership interests and the Company now owns approximately 8.87% of Fairways Frisco, L.P. In April 2007, the general partner of the Frisco Square Partnerships made a capital call of the limited partners in the amount of $5 million, which the Company did not participate in. This capital call was fully funded and as a result the Company‘s limited partnership interest was reduced to approximately 5.8%.

Certain of these transactions involved related parties or affiliates as more fully described in the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, for a tax position taken or expected to be taken in a tax return. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2007, we recognized no adjustments for uncertain tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense; however, no interest and penalties related to uncertain tax positions were accrued at March 31, 2007. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate. We expect no material changes to unrecognized tax positions within the next twelve months

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any; the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

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

Discontinued Operations

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business. As a result of the board of directors decision to retain the operations of Park InfusionCare, all Park InfusionCare amounts in this Form 10-Q for the three month periods ended March 31, 2007 and 2006 have been reported as part of continuing operations.

Critical accounting policies not otherwise included herein are included in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

3.	Trade Accounts Receivable

Trade accounts receivable consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Healthcare:
Trade accounts receivable	$3,289,000	$3,268,000
Less - allowance for doubtful accounts	(361,000)	(318,000)
	2,928,000	2,950,000
Real Estate Advisory Services:
Trade accounts receivable	1,694,000	2,389,000
Less - allowance for doubtful accounts	-	-
	1,694,000	2,389,000

	$4,622,000	$5,339,000

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

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 8.5% and 13.3% of total accounts receivable at March 31, 2007 and December 31, 2006, respectively. Additionally, at March 31, 2007 Healthcare had accounts receivable outstanding from one insurance company of approximately 10.3% of total Healthcare accounts receivable. No other single customer or third-party payor accounted for more than 10% of Healthcare’s accounts receivable at March 31, 2007 or December 31, 2006, respectively. In addition, for the three month periods ended March 31, 2007 and 2006, the Healthcare operations did not derive revenue in excess of ten percent from any single customer.

The Company’s real estate advisory services operations grant credit to customers of various sizes and provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At March 31, 2007, the Company’s real estate advisor services operations had accounts receivable outstanding from two customers of approximately 39.8% of total real estate advisor services accounts receivables. For the three months ended March 31, 2007, the Company’s real estate advisory services operations derived revenues in excess of ten percent from three customers totaling approximately $2,439,000 which represents 62.8% of total real estate advisory services revenue, and it derived revenues in excess of ten percent from one customer totaling $1,536,000, which represents 47% of total real estate advisory services revenue for the three months ended March 31, 2006.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

4. Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period. No effect has been given to outstanding options or warrants in the diluted computation for the three month periods ended March 31, 2006 as their effect would be anti-dilutive due to the net loss.

The number of potentially dilutive stock options and warrants excluded from the computation for the three month periods ended March 31, 2006 was approximately 524,562. A reconciliation of basic and diluted net income (loss) per common share follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net income (loss)	$518,000	$(142,000)

Weighted average common shares outstanding-Basic	22,549,836	22,258,173
Effect of dilutive stock options and warrants	181,489	524,562
Weighted average common shares outstanding-Diluted	22,731,325	22,782,735

Basic net income (loss) per share	$0.02	$(0.01)
Diluted net income (loss) per share	$0.02	$(0.01)

5.	Equity Method Investments

Equity method investments consists of the following:

	Ownership	March 31,	December 31,
	%	2007	2006
		(Unaudited)

Ampco Partners, Ltd.	10%	$225,000	$194,000
Fairways Frisco, LP	8.87%	128,000	225,000
		$353,000	$419,000

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statements of operations comprised the following:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$31,000	$35,000
Fairways Frisco, L.P.	(97,000)	(130,000)
	$(66,000)	$(95,000)

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,219,000 and its cumulative equity in the losses of Fairways Frisco of ($1,091,000). The Company received no distributions from Fairways Frisco during the three month periods ended March 31, 2007 and 2006, respectively.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Summarized financial information for Fairways Frisco is included below:
	March 31,	December 31,
	2007	2006
	(Unaudited)

Total assets	$58,749,000	$58,061,000
Notes payable	58,598,000	55,568,000
Total partners' capital	715,000	1,695,000
Total liabilities and partnership capital	62,850,000	61,837,000

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Total revenue	$999,000	$628,000
Operating expenses	1,664,000	1,477,000
Interest expense	778,000	778,000
Minority interest	325,000	537,000
Net loss	$(1,118,000)	$(1,090,000)

6.	Prepaid Expenses

Prepaid expenses consist of the following:
	March 31,	December 31,
	2007	2006
	(Unaudited)

Prepaid insurance	$97,000	$179,000
Deferred tenant representation costs	278,000	364,000
Prepaid marketing costs	49,000	13,000
Prepaid rent	67,000	-
Other prepaid expenses	130,000	81,000
	$621,000	$637,000

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

7. Notes Payable
Notes payable consist of the following:
	March 31,	December 31,
	2007	2006
	(Unaudited)
Amegy Bank National Association Credit Facility, secured by certain healthcare assets
Term note in the principal amount of $2,200,000, interest at Amegy Bank National Association prime plus 0.25% (8.50% at March 31, 2007) payable monthly in installments of $45,833 plus interest, all outstanding principal plus all accrued and unpaid interest is due in full in February 2011.	$2,154,000	$-
Revolving line of credit in the principal amount of $2,000,000, interest at Amegy Bank National Association prime (8.25% at March 31, 2007) interest payable monthly, principal due in full in February 2009.	1,998,000	-
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007. Paid in full in February 2007.	-	659,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007. Paid in full in February 2007.	-	3,140,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007. Paid in full in February 2007.	-	416,000
AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	649,000	658,000
CPOC term note payable to First Republic Bank
Term note in the principal amount of $5.3 million, due June 1, 2009, interest at Bank of America prime rate minus 0.25% (8.00% at March 31, 2007) payable monthly, principal of $300,000 payable quarterly with a balloon payment of $1,700,000 due on June 1, 2009 and secured by the assets of CPOC.	3,800,000	4,400,000
Capital lease obligations, secured by office equipment	95,000	129,000
Demand note payable to affiliate
Demand note payable to Ampco Partners, Ltd., interest at Bank of Texas prime rate plus 4.00% (12.25% at March 31, 2006), secured by the Company's distributions from and partnership interest in Ampco Partners, Ltd., principal and accrued interest due on demand.	440,000	440,000
Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7.00%, secured by all property and equipment of Ascendant Solutions, Inc.	11,000	14,000
Insurance premium finance notes payable
Term note payable in the principal amount of $82,875, payable in 9 equal installments of $9,450 through August 2007, interest payable at the fixed rate of 6.25%, secured by the Company's directors and officers insurance policies.	47,000	74,000
	9,194,000	9,930,000
Less current portion	(2,380,000)	(6,106,000)
	$6,814,000	$3,824,000

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

The aggregate maturities of notes payable for the 12 months ended March 31 are as follows:

2008	$2,380,000
2009	4,360,000
2010	1,950,000
2011	504,000
Thereafter	-
$9,194,000

On February 20, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP (collectively, the “Borrowers”), each a wholly-owned subsidiary of DHI, entered into a loan agreement with Amegy Bank National Association (“Amegy Bank” or the “Lender”) for a $2,000,000 revolving line of credit (the “Amegy Revolver”) and a $2,200,000 term loan (the “Term Loan”). Substantially all of the proceeds from the Revolver and the Term Loan were used to retire the outstanding balance owed to Bank of Texas, N.A. under an existing credit facility. The Term Loan and the Amegy Revolver are being guaranteed by the Company, DHI, Medicine Man, LP, Dougherty’s LP Holdings, Inc., Medicine Man GP, LLC, Alvin Medicine Man GP, LLC, Angleton Medicine Man GP, LLC and Santa Fe Medicine Man GP, LLC.

Outstanding advances under the Amegy Revolver will bear interest at the Lender’s prime rate. Accrued and unpaid interest on the Amegy Revolver is due monthly beginning on March 20, 2007. All outstanding principal under the Amegy Revolver plus all accrued and unpaid interest thereon is due and payable in full on February 20, 2009. On a monthly basis beginning on April 1, 2007, the Borrowers will pay to Lender a one-half percent per annum commitment fee on the average daily unused portion of the Revolver.

The Term Loan bears interest at the Lender’s prime rate plus 0.25%. Principal payments of $45,833 and accrued and unpaid interest on the Term Loan is due monthly beginning on March 20, 2007. All outstanding principal under the Term Loan plus all accrued and unpaid interest thereon is due and payable in full on February 20, 2011.

The Term Loan and the Amegy Revolver are secured by the accounts receivable, inventory and fixed assets of the Borrowers and the stock of Dougherty’s Pharmacy, Inc. The Term Loan and the Amegy Revolver are cross-collateralized and cross-defaulted.

Both the Term Loan and the Amegy Revolver are subject to certain financial covenants including, but not limited to, a cap on management fees, a limit on dividends and distributions except for dividends and distributions between Borrowers or any of the Borrowers’ subsidiaries, a limit on payments of subordinated debt to the Company and a limit on additional debt of the Borrowers. Furthermore, the loan agreement provides that the Borrowers will maintain a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization plus certain non-recurring charges and fees (“Adjusted EBITDA”) and a minimum ratio of Adjusted EBITDA to current maturities of long term bank debt and interest. The Company is currently in compliance with these financial covenants.

Both the First Republic Bank term note and revolving line of credit are subject to certain financial covenants including a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service and a limit on annual capital expenditures. As of March 31, 2007, CPOC was in compliance with these financial covenants. The Term Note is being guaranteed by CPOC. The term note and the revolver are also being personally guaranteed, subject to certain limits, by certain officers and minority limited partners of CPOC. The Company is not paying any compensation to the individuals providing these guaranties.

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Subsequent Event

On April 17, 2007, Park InfusionCare, LP, Park InfusionCare of Dallas, LP, Park InfusionCare of Houston, LP and Park InfusionCare of San Antonio, LP (collectively, the “Borrowers”), each an indirect wholly-owned subsidiary of Ascendant Solutions, Inc. (the “Company”), entered into a loan agreement with Presidential Healthcare Credit Corporation (the “Lender”) for a $1,000,000 revolving line of credit (the “Presidential Revolver”). The Borrowers may request advances under the Presidential Revolver up to and including 85% of the net value of eligible receivables minus certain reserves.

The Presidential Revolver is being guaranteed by the Company, Dougherty’s Holdings, Inc., Dougherty’s LP Holdings, Inc., Dougherty’s Operating GP, LLC, Park InfusionCare of Dallas GP, LLC, Park InfusionCare of Houston GP, LLC, and Park InfusionCare of San Antonio GP, LLC. The Presidential Revolver is secured by the accounts receivable and related general intangibles of the Borrowers.

Outstanding advances under the Presidential Revolver will bear interest at the Lender’s prime rate plus 2% per annum but not less than the initial rate of 10.25% per annum. Accrued and unpaid interest on the Presidential Revolver is due monthly beginning on May 1, 2007. All outstanding principal under the Presidential Revolver plus all accrued and unpaid interest thereon is due and payable in full on April 17, 2010.

At closing, the Borrowers paid to Lender an initial commitment fee equal to $10,000. If the Presidential Revolver is terminated by the Borrowers on or before its first anniversary, the Borrowers will pay to Lender an early termination fee of $20,000. If the Presidential Revolver is terminated after the first anniversary and before April 17, 2010, the Borrowers will pay to Lender an early termination fee of $10,000.

Beginning on May 1, 2007, the Borrowers will pay to Lender a collateral management fee equal to one-half percent of the net realizable value of monthly receivables generated. The Presidential Revolver is subject to certain covenants including, but not limited to, a limit on additional debt of the Borrowers.

8.	Commitments and Contingencies

The Company and its subsidiaries lease its pharmacy, real estate advisory services and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $351,000 for the three months ended March 31, 2007.

Future minimum lease payments under non-cancelable operating leases for the twelve months ending March 31, are as follows:

Years ending March 31,
2007	$1,270,000
2008	1,175,000
2009	1,083,000
2010	725,000
2011	344,000
Thereafter	1,934,000
$6,531,000

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

After presenting the Trustee with our defenses, the Company was able to settle the claims for a nominal payment of $5,000. The Company has a settlement in principle with the Trustee which is pending approval by the Bankruptcy Court.

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

As of March 31, 2007, the following shares had been issued under the 2002 Equity Incentive Plan:

	Number of
Year of Issuance:	Shares	Shares Vested	Non-Vested
2002	435,000	435,000	-
2003	-	-	-
2004	67,500	67,500	-
2005	47,500	40,556	6,944
2006	127,270	117,062	10,208
2007	41,666	41,666	-
	718,936	701,784	17,152

Deferred compensation equivalent to the market value of restricted common shares at date of issuance is reflected in stockholders’ equity and is being amortized to operating expense over three years. Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $5,000 and $9,000 for the three month periods ended March 31, 2007 and 2006, respectively. The Company has not recognized any tax benefit related to this deferred compensation expense due to the existence of its federal tax net operating loss carryforward. During the three month period ended March 31, 2007, the Company issued 41,666 shares of restricted common stock to non-employee directors in lieu of paying cash for quarterly directors’ fees. The fair value of these shares was $18,750 based on the share price of the shares on the date of grant. This amount is also equal to the cash amount that would have been paid for the director’s fees, and is included in selling, general and administrative expense for the three months ended March 31, 2007. The Company has deferred compensation expense of approximately $20,000 at March 31, 2007 which will be recognized over the weighted average remaining life of the unvested restricted shares of approximately 14 months.

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 of common stock. As of March 31, 2007 and December 31, 2006 options to purchase 460,000 shares of common stock were outstanding under the Plan.

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

Following is a summary of the activity of the Plan:
Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, December 31, 2006	460,000	$0.24
Granted in 2007	-	-
Exercised in 2007	-	-
Canceled in 2007	-	-
Outstanding, March 31, 2007	460,000	0.24

Additional information regarding options outstanding as of March 31, 2007 is as follows:

	Options Outstanding		Options Exercisable
Weighted
Avg.
		Remaining		Weighted
		Contractual		Avg. Exercise	Intrinsic
Exercise Price	# Outstanding	Life (Yrs)	# Exercisable	Price	Value

$0.24	460,000	4.95	460,000	$0.24	$41,400

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

ASCENDANT SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements

10. Business Segment Information

The Company is organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. The healthcare segment consists of the operations of DHI and the real estate advisory services segment consists of the operations of the CRESA Partners of Orange County LP and CRESA Capital Markets Group LP. Key measures used by the Company’s management to evaluate business segment performance include revenue, cost of sales, gross profit and investment income.

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three month periods ended March 31, 2007 and 2006 are as follows (000’s omitted):
	Three Months Ended March 31,
	Healthcare		Real Estate Services
	2007	2006	2007	2006

Revenue	$10,772	$9,961	$3,885	$3,664
Cost of sales	7,127	6,931	2,514	2,124
Gross profit	3,645	3,030	1,371	1,540
Other income	1	1	-	-
Equity in income (losses) of equity method investees	-	-	-	-
Net income (loss)	$442	$(184)	$518	$423

Total Assets	$7,580	$7,791	$10,986	$10,673

	Three Months Ended March 31,
	Corporate & Other		Consolidated
	2007	2006	2007	2006

Revenue	$-	$-	$14,657	$13,625
Cost of sales	-	-	9,641	9,055
Gross profit	-	-	5,016	4,570
Other income	-	5	1	6
Equity in income (losses) of equity method investees	(66)	(95)	(66)	(95)
Net income (loss)	$(442)	$(381)	$518	$(142)

Total Assets	$927	$1,415	$19,493	$19,879

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report together with the consolidated financial statements, notes and management’s discussion contained in our Form 10-K for the year ended December 31, 2006.

Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this report, the words “expects,” “intends,” “plans,” and “anticipates” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance. Our forward-looking statements are based on the current expectations of management, and we assume no obligation to update this information; additionally, the Company’s actual results may differ materially from the results discussed here. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements, wherever they appear in this report. Furthermore, see the Company’s most recent Form 10-K for the year ended December 31, 2006, including the section titled “Risks Related to Our Business,” “Risks Specific to Operating Subsidiaries,” “Risks Related to Our Investments in Real Estate,” and “Other Risks.” These risks and uncertainties include, but are not limited to, (a) the following general risks: our limited funds and risks of not obtaining additional funds, certain of our subsidiaries are highly leveraged, potential difficulties in integrating and managing our subsidiaries, our dependence upon management, our dependence upon a small staff, certain subsidiaries accounting for a significant percentage of revenue, unforeseen acquisition costs, the potential for future leveraged acquisitions, restrictions on the use of net operating loss carryforwards, and the difficulty in predicting operations; (b) the following risks to Dougherty’s Holdings, Inc.: extensive regulation of the pharmacy business, the competitive nature of the retail pharmacy industry, third party payor attempts to reduce reimbursement rates, difficulty in collecting accounts receivable, dependence upon a single pharmaceutical products supplier, price increases as a result of our potential failure to maintain sufficient pharmaceutical sales, shortages in qualified employees, and liability risks inherent in the pharmaceutical industry; (c) the following risks to CRESA Partners of Orange County, L.P.: the size of our competitors, our concentration on the southern California real estate market, the variance of financial results among quarters, the inability to retain senior management and/or attract and retain qualified employees, the regulatory and compliance requirements of the real estate brokerage industry and the risks of failing to comply with such requirements, and the potential liabilities that arise from our real estate brokerage activities; (d) the following risks to our investments in real estate including Fairways Frisco, L.P.: our dependence on tenants for lease revenues, the risks inherent in real estate development activities, the general economic conditions of areas in which we focus our real estate development activities, the risks of natural disasters, the illiquidity of real estate investments; and (e) the following other risks: a majority of our common stock is beneficially owned by our principal stockholders, officers and directors, relationships and transactions with related parties, our stock is not traded on NASDAQ or a national securities exchange, effect of penny stock regulations, and litigation.

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

The Company

Ascendant Solutions, Inc. (“We,” “Us,” or the “Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 100, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company which is seeking to, or has invested in, or acquired, healthcare, manufacturing, distribution or service companies. We are organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. A detailed discussion of our business segments is included in our Form 10-K for the year ended December 31, 2006.

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

Discontinued Operations

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business. As a result of the board of directors decision to retain the operations of Park InfusionCare, all Park InfusionCare amounts in this Form 10-Q for the three month periods ended March 31, 2007 and 2006 have been reported as part of continuing operations.

We are also occasionally involved in other claims and proceedings, which are incidental to our business. We cannot determine what, if any, material effect these matters will have on our future financial position and results of operations.

Results of Operations: Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006 (000’s Omitted)

The Company is organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses. The healthcare segment consists of the operations of DHI and the real estate advisory services segment consists of the operations of the CRESA Partners of Orange County LP and CRESA Capital Markets Group LP. Key measures used by the Company’s management to evaluate business segment performance include revenue, cost of sales, gross profit and investment income.  EBITDA is calculated as net income before deducting interest, taxes, depreciation and amortization. Although EBITDA is not a measure of actual cash flow because it does not consider changes in assets and liabilities that may impact cash balances, the Company believes it is a useful metric to evaluate operating performance.
	Three Months Ended March 31,
	Healthcare			Real Estate Advisory Services
	2007	2006	$ Change	2007	2006	$ Change
Revenue	$10,772	$9,961	$811	$3,885	$3,664	$221
Cost of Sales	7,127	6,931	196	2,514	2,124	390
Gross Profit	3,645	3,030	615	1,371	1,540	(169)
Operating expenses	3,117	3,133	(16)	724	948	(224)
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	1	1	-	-	-	-
Interest income (expense), net	(87)	(82)	(5)	(64)	(106)	42
Minority interests	-	-	-	(8)	(18)	10
Income tax provision	-	-	-	(57)	(45)	(12)
Net income (loss)	$442	$(184)	$626	$518	$423	$95
Plus:
Interest (income) expense, net	$87	$82	$5	$64	$106	$(42)
Income tax provision	-	-	-	57	45	12
Depreciation and amortization	99	77	22	61	75	(14)
EBITDA	$628	$(25)	$653	$700	$649	$51

	Three Months Ended March 31,
	Corporate & Other			Consolidated
	2007	2006	$ Change	2007	2006	$ Change

Revenue	$-	$-	$-	$14,657	$13,625	$1,032
Cost of Sales	-	-	-	9,641	9,055	586
Gross Profit	-	-	-	5,016	4,570	446
Operating expenses	356	277	79	4,197	4,358	(161)
Equity in income (losses) of equity method investees	(66)	(95)	29	(66)	(95)	29
Other income	-	5	(5)	1	6	(5)
Interest income (expense), net	(15)	4	(19)	(166)	(184)	18
Minority interests	-	(9)	9	(8)	(27)	19
Income tax provision	(5)	(9)	4	(62)	(54)	(8)
Net income (loss)	$(442)	$(381)	$(61)	$518	$(142)	$660
Plus:
Interest (income) expense, net	$15	$(4)	$19	$166	$184	$(18)
Income tax provision	5	9	(4)	62	54	8
Depreciation and amortization	6	6	-	166	158	8
EBITDA	$(416)	$(370)	$(46)	$912	$254	$658

Consolidated Overview

Revenues
Total revenues of the Company increased $1,032,000 during the first quarter of 2007 to $14,657,000. This represents a 7.6% increase over revenue of $13,625,000 in the first quarter of 2006. The increase is primarily attributable to increased volume of retail pharmacy prescriptions at the retail pharmacies in the healthcare segment of our business and an increase in the commissions received for tenant representation services in the real estate advisory services segment of our business.

Cost of sales
The cost of sales of the Company increased $586,000 during the first quarter of 2007 to $9,641,000 or 65.8% of revenues. Cost of sales in the first quarter of 2006 was $9,055,000 or 66.5% of revenues. The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled in the healthcare segment of our business and an increase in the amount of broker commissions paid for tenant representation services in the real estate advisory services segment of our business.

Healthcare

Revenues
Total revenues increased $811,000 during the first quarter of 2007 to $10,772,000. This represents an 8.1% increase over revenue of $9,961,000 in the first quarter of 2006. The increase includes a 3% increase in the number of retail pharmacy prescriptions filled. The increase in revenue of $818,000, or 10.2% at the retail pharmacies, is slightly offset by a decrease of $7,000, or 0.3%, at Park InfusionCare.

Cost of sales
The cost of sales increased $196,000 during the first quarter of 2007 to $7,127,000 or 66.2% of revenues. Cost of sales in the first quarter of 2006 was $6,931,000 or 69.6% of revenues. The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise. In addition, the increase in the cost of sales includes a 2.2% decrease in the cost of sales at the retail pharmacies due to improved purchasing, an increased mix of generic prescriptions as compared to brand name drugs offset by a 10.9% decrease in the cost of infusion therapy drugs due to a change in the mix of revenue to higher margin therapies.

Gross profit
Gross profit increased $615,000 as a result of the factors discussed in Revenues and Cost of Sales above. Gross profit was 33.8% of revenue in the first quarter of 2007 as compared to 30.4% of revenue in the first quarter of 2006. Gross profit increased by $404,000, or 19.4% at the retail pharmacies and $211,000, or 22.2% at Park InfusionCare.

Operating expenses
Operating expenses decreased $16,000 from $3,133,000 in the first quarter of 2006 to $3,117,000 in the first quarter of 2007. The decrease in healthcare operating expenses is due primarily to a continuation of cost reduction initiatives.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased by $653,000 to EBITDA of $628,000 in the first quarter of 2007 from an EBITDA loss of ($25,000) in the first quarter of 2006. This overall increase is due primarily to an increase in revenue at the retail pharmacies and lower costs. EBITDA at the Retail Pharmacies increased 91.6% in the first quarter of 2007 to $738,000 from $385,000 in the first quarter of 2006. During the first quarter of 2007, Park InfusionCare had EBITDA of $32,000 in the first quarter of 2007 from an EBITDA loss of ($162,000) in the first quarter of 2006, an increase of $194,000.

Real Estate Advisory Services

Revenue
Revenue increased $221,000 from $3,664,000 in the first quarter of 2006 to $3,885,000 during the first quarter of 2007. The increase is due to an increase of $553,000 in revenue earned by CPOC which is offset by a decrease of $332,000 in revenue earned by Capital Markets. The revenue increase at CPOC is due to an increase in commissions received for tenant representation services in the first quarter of 2007. The decrease in revenue at Capital Markets is due to fewer fees received from the closing of advisory transactions as compared to transactions fees earned in the first quarter of 2006.

Cost of Sales
Cost of sales was $2,514,000 for the first quarter of 2007, representing 64.7% of revenue. By comparison, cost of sales was $2,124,000 or 58% of revenue in the first quarter of 2006. The increase in the cost of sales percentage is due to an increase in broker commissions paid as a percentage of total revenue. Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets. Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating expenses decreased $224,000 from $948,000 in the first quarter of 2006 to $724,000 for the first quarter of 2007. The decrease in operating expenses is due primarily to a $216,000 decrease in expenses for Capital Markets as a result of a decrease in professional bonus and management fee expenses which are paid based on a percentage of revenue earned by Capital Markets.

Income tax provision
The income tax provision increased $12,000 in the first quarter of 2007. The increase is due to an increase in net income before taxes at CPOC. The income tax provision represents the California state income tax expense for CPOC. The Company’s net operating loss carryforwards for Federal and state income tax purposes does not contain any loss carryforwards available to offset California state income taxes.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased 7.9% to $700,000 in the first quarter of 2007 from $649,000 in the first quarter of 2006. This overall increase includes an increase in revenue of $221,000 and a corresponding increase in gross profit of $169,000.

Corporate & Other

Operating expenses
Operating expenses increased $79,000 from $277,000 in the first quarter of 2006 to $356,000 in the first quarter of 2007 and is primarily comprised of increased expenses for professional fees in the normal course of business.

Equity in losses of equity method investees
Equity in income (losses) of equity method investees decreased $29,000 from ($95,000) during the first quarter of 2006 to ($66,000) for the first quarter of 2007. Equity in losses of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the losses of Ampco Partners, Ltd. and Fairways Frisco, LP as follows:
	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$31,000	$35,000
Fairways Frisco, L.P.	(97,000)	(130,000)
	$(66,000)	$(95,000)

The equity in losses of Fairways Frisco represents our share of the net loss of Fairways Frisco for the three months ended March 31, 2007 and 2006, respectively. These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of approximately $3.6 million as compared to a working capital deficit of approximately $0.1 million at December 31, 2006. This increase is due primarily to $3.7 million of notes payable included as a current liability at December 31, 2006, which were classified as long term at March 31, 2007. These notes payable related to the Healthcare segment which was refinanced with a new credit facility with Amegy Bank in February 2007.

As of March 31, 2007, we had cash and cash equivalents of approximately $2.1 million as compared to approximately $2.7 million at December 31, 2006. The decrease is primarily the result of cash flow used in financing activities for the three month period ended March 31, 2007 of $0.7 million. The overall decrease in cash also includes payments on notes payable of $4.9 million offset by cash borrowed on notes payable of $4.2 million.

Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Cash Flow

Since December 31, 2006, we have decreased our cash balances by approximately $595,000. Cash flow from operating activities totaled $183,000. We used cash in investing activities of $42,000 due to purchases of property and equipment. We also used cash in financing activities of approximately $736,000 primarily for payments on notes payable of $4.9 million offset by cash borrowed on notes payable of $4.2 million

Tax Loss Carryforwards

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

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at March 31, 2007 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below. This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

Contractual Obligations
As of March 31, 2007	Payments due by Period
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,270,000	$2,258,000	$1,069,000	$1,934,000	$6,531,000
Notes Payable	2,380,000	6,310,000	504,000	-	9,194,000

Total	$3,650,000	$8,568,000	$1,573,000	$1,934,000	$15,725,000

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

We believe the following accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements. Critical accounting policies not otherwise included herein are included in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006, with early adoption permitted. Effective January 1, 2007, we adopted the provisions of FIN 48 which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, for a tax position taken or expected to be taken in a tax return. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

We have evaluated the impact of this interpretation on our consolidated financial position, results of operations or cash flows and have concluded that it does not appear to have a material impact on our results of operations. Please see Note 2 “Recent Accounting Pronouncements” in the notes hereto for additional information.

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

We are exposed to interest rate risk as a result of CPOC’s term note payable to First Republic Bank, which bears interest payable monthly at the prime rate minus 0.25% per annum. We are also exposed to interest rate risk under our term note payable to Ampco Partners, Ltd, which bears interest at the prime rate plus 4.00%. In addition, we are now exposed to interest rate risk under DHI’s new Amegy Bank revolving line of credit which bears interest at the prime rate and term note which bears interest at the prime rate plus 0.25%. If the effective interest rate under these term notes were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $77,000, based on the average balance outstanding under the term note during the three month period ended March 31, 2007. A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $11,000. We did not experience a material impact from interest rate risk during the three period ended March 31, 2007.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates. We are exposed to market risk from changes in interest rates through our investing activities. Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at March 31, 2007, which are sensitive to changes in interest rates. At March 31, 2007, approximately 91.3% of our debt was subject to changes in market interest rates and was sensitive to those changes. Scheduled debt principal payments for the twelve months ending March 31, are as follows:
	Fixed Rate	Variable	Total

2008	$190,000	$2,190,000	$2,380,000
2009	612,000	3,748,000	4,360,000
2010	-	1,950,000	1,950,000
2011	-	504,000	504,000
Thereafter	-	-	-
	$802,000	$8,392,000	$9,194,000

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in our Annual Report of Form 10-K, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective, due to the identification of a material weakness in the revenue recognition process at its Park InfusionCare subsidiary as described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the consolidated annual or interim financial statements will not be prevented or detected. In connection with the preparation of the Company’s 2006 consolidated financial statements, the Company identified the following control deficiencies, which represented a material weakness in the Company’s financial statement close and reporting process as of December 31, 2006.

The Company concluded that its revenue recognition process for 2006 at its Park InfusionCare subsidiary was ineffective as a result of an identified material weakness. During 2006, variances from expected payments received from insurance companies were not investigated in a timely manner, and thus were incorrectly accounted for as liabilities rather than revenue. In March 2007, the Company identified an accounting error at its Park InfusionCare subsidiary where certain payments received from insurance companies during the year ended December 31, 2006 were incorrectly recorded as a liability. The Company evaluated these payments and, as a result of this evaluation, increased the 2006 revenue of Park InfusionCare in the amount of approximately $482,000. As a result, an adjustment of approximately $482,000 was recorded in order to increase the revenue and reduce the net loss of the Park InfusionCare subsidiary for the year-ended December 31, 2006.

In order to remediate this material weakness, the Company has reviewed and will soon document the processes relating to the recording, processing, reconciliation, recognition and reporting of revenue at our Park InfusionCare subsidiary. In addition, the Company has provided additional training, review and supervision of personnel responsible for the billing, collection and accounting of the Park InfusionCare revenue. Based on these measures, the Company’s management believes that internal controls over the Company’s financial statement close and reporting process have been improved during the first quarter of 2007, but remained ineffective due to the remediated controls not being fully implemented for a reasonable amount of time prior to March 31, 2007.

Notwithstanding the material weakness described above, management believes the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. The Company’s Chief Executive Officer and Interim Chief Financial Officer have certified that, to their knowledge, the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

The effectiveness of these measures will be subject to ongoing management review supported by confirmation and testing by management as well as audit committee oversight. As a result, the Company expects that additional changes will be made to its processes as time progresses.

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

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the Company’s legal proceedings during the three months ended March 31, 2007 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 16, 2007.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 6.  EXHIBITS

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

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2007, by David E. Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2007, by Michal L. Gayler as Interim Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENDANT SOLUTIONS, INC

Date: May 14, 2007
	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2007
	By:	/s/ Michal L. Gayler
Michal L. Gayler
Interim Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)