Form 10-Q
period 2007-08-13
ASCENDANT SOLUTIONS INC
filed 2007-08-13
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☒                       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Exchange Act Rule 12b-2).Large accelerated filer  ☐Accelerated filer  ☐Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                       No ☒

At August 13, 2007 there were approximately 22,752,308 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted, except par value and share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,621	$2,686
Trade accounts receivable, net	5,182	5,339
Other receivables	169	387
Receivable from affiliates	60	66
Inventories, net	3,209	2,832
Prepaid expenses	751	637
Total current assets	11,992	11,947
Property and equipment, net	932	1,019
Goodwill	7,299	7,299
Other intangible assets	-	95
Equity method investments	222	419
Other assets	256	260
Total assets	$20,701	$21,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$3,015	$2,293
Accrued liabilities	2,606	3,634
Notes payable, current	2,822	6,106
Total current liabilities	8,443	12,033
Notes payable, long-term	6,366	3,824
Minority interests	958	947
Total liabilities	15,767	16,804
Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,623,010 and 22,508,170 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	60,229	60,176
Deferred compensation	(31)	(25)
Accumulated deficit	(55,266)	(55,918)
Total stockholders' equity	4,934	4,235
Total liabilities and stockholders' equity	$20,701	$21,039

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Healthcare	$11,143	$10,087	$21,915	$20,048
Real estate advisory services	3,042	2,868	6,927	6,532
	14,185	12,955	28,842	26,580
Cost of sales:
Healthcare	7,414	7,202	14,541	14,132
Real estate advisory services	2,010	1,817	4,524	3,941
	9,424	9,019	19,065	18,073
Gross profit	4,761	3,936	9,777	8,507

Operating expenses:
Selling, general and administrative expenses	4,325	3,905	8,351	8,096
Non-cash stock compensation	5	9	10	18
Depreciation and amortization	98	193	264	351
Total operating expenses	4,428	4,107	8,625	8,465
Operating income	333	(171)	1,152	42
Equity in (losses) of equity method investees	(73)	(121)	(139)	(216)
Other income	77	111	78	116
Interest expense, net	(169)	(195)	(335)	(379)
Income (loss) before minority interest and income tax provision	168	(376)	756	(437)
Minority interest	(3)	(3)	(11)	(30)
Income tax provision	(31)	(31)	(93)	(85)
Income (loss) from continuing operations	134	(410)	652	(552)

Income (loss) from discontinued operations	-	230	-	230
Net income (loss)	$134	$(180)	$652	$(322)

Basic net income (loss) per share
Continuing operations	$0.01	$(0.02)	$0.03	$(0.02)
Discontinued operations	-	0.01	-	0.01
	$0.01	$(0.01)	$0.03	$(0.01)
Diluted net income (loss) per share
Continuing operations	$0.01	$(0.02)	$0.03	$(0.02)
Discontinued operations	-	0.01	-	0.01
	$0.01	$(0.01)	$0.03	$(0.01)

Average common shares outstanding, basic	22,615,510	22,418,284	22,582,673	22,338,228
Average common shares outstanding, diluted	22,878,255	22,418,284	22,812,363	22,338,228

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Activities

Net income (loss)	$652	$(322)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for doubtful accounts	183	323
Depreciation and amortization	264	351
Deferred compensation amortization	10	18
Issuance of stock in lieu of directors fees	37	18
Non-cash equity in losses (income) of equity method investees
Fairways Frisco, LP	203	284
Ampco Partners, Ltd.	(64)	(68)
Income from early extinguishment of debt	-	(100)
Loss on sale of property and equipment	-	3
Minority interest	11	30
Discontinued operations	-	(230)
Changes in operating assets and liabilities:
Accounts receivable	(26)	275
Inventories	(377)	152
Prepaid expenses and other assets	113	(421)
Accounts payable	722	(935)
Accrued liabilities	(1,028)	(596)

Net cash provided by (used in) continuing operations	700	(1,218)
Net cash provided by discontinued operations	-	230
Net cash provided by (used in) operating activities	700	(988)

Investing Activities

Distributions from limited partnerships	25	55
Purchases of property and equipment	(81)	(115)
Distributions to limited partners	-	(31)
Net cash used in investing activities	(56)	(91)

See accompanying notes to the Condensed Consolidated Financial Statements.

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Financing Activities

Proceeds from exercise of common stock options	-	48
Proceeds from sale of limited partnership interests	-	230
Payments on notes payable	(6,955)	(1,523)
Proceeds from notes payable	6,246	985
Net cash used in financing activities	(709)	(260)

Net decrease in cash and cash equivalents	(65)	(1,339)
Cash and cash equivalents at beginning of year	2,686	3,221

Cash and cash equivalents at end of period	$2,621	$1,882

Supplemental Cash Flow Information
Cash paid for income taxes	$102	$106
Cash paid for interest on notes payable	$335	$327
Noncash financing activities:
Partnership distributions applied to note payable	$33	$-

See accompanying notes to the Condensed Consolidated Financial Statements.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.  The consolidated results of operations for the quarter ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2007.  The December 31, 2006 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The following is a summary of the Company’s identifiable business segments, consolidated subsidiaries and their related business activities:

Business Segment	Subsidiaries	Principal Business Activity

Healthcare	Dougherty’s Holdings, Inc. and Subsidiaries (“DHI”)	Healthcare products and services provided through retail pharmacies, including specialty compounding pharmacy services and home infusion therapy centers

Real estate advisory services	CRESA Partners of Orange County, L.P. (“CPOC”), ASDS of Orange County, Inc., CRESA Capital Markets Group, L.P.	Tenant representation, lease management services, capital markets advisory services and strategic real estate advisory services

Corporate & other	Ascendant Solutions, Inc., ASE Investments Corporation	Corporate administration, investments in Ampco Partners, Ltd., Fairways Frisco, L.P. and Fairways 03 New Jersey, L.P.

During 2002, the Company made its first investments, and it has continued to make additional investments and acquisitions throughout 2003, 2004 and 2005.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

A summary of the Company’s investment and acquisition activity is shown in the table below:

Date	Entity	Business Segment	Transaction Description	% Ownership

April 2002	Ampco Partners, Ltd	Corporate & other	Investment in a non-sparking, non-magnetic safety tool manufacturing company	10%

August 2002	VTE, L.P.	Corporate & other	Investment to acquire early stage online electronic ticket exchange company	23%

October 2002	CRESA Capital Markets Group, L.P., ASE Investments Corporation	Real estate advisory services	Investment to form real estate capital markets and strategic advisory services companies	80%

November 2003	Fairways 03 New Jersey, L.P.	Corporate & other	Investment in a single tenant office building	20%

March 2004	Dougherty’s Holdings, Inc. and Subsidiaries	Healthcare	Acquisition of specialty pharmacies and therapy infusion centers	100%

April 2004	Fairways 36864, L.P.	Corporate & other	Investment in commercial real estate properties	24.75%

May 2004	CRESA Partners of Orange County, L.P., ASDS of Orange County, Inc.	Real estate advisory services	Acquisition of tenant representation and other real estate advisory services company	99%

December 2004	Fairways Frisco, L.P.	Corporate & other	Investment in a mixed-use real estate development	5.8%[1]

1 The Company was the initial limited partner in Fairways Frisco, L.P. (“Fairways Frisco”), which obtained a 50% ownership interest in the Frisco Square Partnerships on December 31, 2004.  Fairways Frisco subsequently sold additional limited partnership interests following which the Company's interest in Fairways Frisco was diluted to approximately 8.87%.  In March 2007, Fairways Frisco acquired the 50% interest in the Frisco Square Partnerships not owned by it resulting in Fairways Frisco owning 100% of the Frisco Square Partnerships.  In April 2007, the general partner of the Frisco Square Partnerships made a capital call of the limited partners in the amount of $5 million, which the Company did not participate in.  This capital call was fully funded and as a result the Company‘s limited partnership interest was reduced from 8.87% to approximately 5.8%.  On August 3, 2007, the Frisco Square Partnerships transferred a significant portion of their real estate interests and related liabilities to a new limited partnership in exchange for an interest in such entity.  As part of that transaction, a third-party financial partner contributed cash into such new partnership in exchange for its limited partnership interest in the new partnership owning the real estate interests and related liabilities previously owned by the Frisco Square Partnerships. As a result of this transaction, the Company's limited partnership interest will be reduced below 5.8%.

Certain of these transactions involved related parties or affiliates as more fully described in the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

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

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2006, the State of Texas replaced the current franchise tax system with a new Texas Margin Tax (“TMT”).  The TMT is a 1% gross receipts tax based on the Company’s taxable margin, as defined by the new law.  However, for taxable entities primarily engaged in retail and wholesale trade, the rate is 0.5% of taxable margin.  The Company has evaluated the impact of the TMT on its consolidated financial position, results of operations or cash flows and has concluded that the TMT does not appear it will have a material impact on its results of operations.

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

Upon the adoption of FIN 48, we had no unrecognized tax benefits.  During the first six months of 2007, we recognized no adjustments for uncertain tax benefits.  We recognize interest and penalties related to uncertain tax positions in income tax expense; however, no interest and penalties related to uncertain tax positions were accrued at June 30, 2007.  The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate.  We expect no material changes to unrecognized tax positions within the next twelve months.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, provided the provisions of SFAS 157 are applied. The Company is evaluating SFAS 159 and has not yet determined the impact of the adoption, if any, it will have on the Company’s consolidated financial statements.

Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation.

Discontinued Operations

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business.  As a result of the board of directors decision to retain the operations of Park InfusionCare, all Park InfusionCare amounts in this Form 10-Q for the three and six month periods ended June 30, 2007 and 2006 have been reported as part of continuing operations.

Critical accounting policies not otherwise included herein are included in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

3.	Trade Accounts Receivable

Trade accounts receivable consist of the following:
	June 30,	December 31,
	2007	2006
	(Unaudited)
Healthcare:
Trade accounts receivable	$3,724,000	$3,268,000
Less - allowance for doubtful accounts	(393,000)	(318,000)
	3,331,000	2,950,000
Real Estate Advisory Services:
Trade accounts receivable	1,851,000	2,389,000
Less - allowance for doubtful accounts	-	-
	1,851,000	2,389,000

	$5,182,000	$5,339,000

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

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 10.2% and 13.3% of total accounts receivable at June 30, 2007 and December 31, 2006, respectively.  Additionally, at June 30, 2007 Healthcare had accounts receivable outstanding from one insurance company of approximately 10.8% of total Healthcare accounts receivable. No other single customer or third-party payor accounted for more than 10% of Healthcare’s accounts receivable at June 30, 2007 or December 31, 2006, respectively.  In addition, for the three and six month periods ended June 30, 2007 and 2006, the Healthcare operations did not derive revenue in excess of ten percent from any single customer.

The Company’s real estate advisory services operations grant credit to customers of various sizes and provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  For the three months ended June 30, 2007, the Company’s real estate advisory services operations derived revenues in excess of ten percent from one customer totaling approximately $780,000 which represents 25.7% of total real estate advisory services revenue, and it derived revenues in excess of ten percent from one customer totaling $747,000, which represents 26.2% of total real estate advisory services revenue for the three months ended June 30, 2006.

For the six months ended June 30, 2007, the Company’s real estate advisory services operation derived revenues in excess of ten percent from three customers totaling approximately $3,219,000 which represents 46.5% of total real estate advisory services revenue, and it derived revenues in excess of ten percent from two customers totaling approximately $2,310,000 which represents 37.4% of total real estate advisory services revenue for the six months ended June 30, 2006.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

4.           Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period.  No effect has been given to outstanding options or warrants in the diluted computation for the three and six month periods ended June 30, 2006 as their effect would be anti-dilutive due to the net loss.

The number of potentially dilutive stock options and warrants excluded from the computation for the three and six month periods ended June 30, 2006 was approximately 449,823 and 487,893.  A reconciliation of basic and diluted net income (loss) per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income (loss) from continuing operations, net of taxes	$134,000	$(410,000)	$652,000	$(552,000)
Income from discontinued operations, net of taxes	-	230,000	-	230,000
Net income (loss)	$134,000	$(180,000)	$652,000	$(322,000)

Weighted average common shares outstanding-Basic	22,615,510	22,418,284	22,582,673	22,338,228
Effect of dilutive stock options and warrants	262,745	-	229,690	-
Weighted average common shares outstanding-Diluted	22,878,255	22,418,284	22,812,363	22,338,228

Basic earnings per share from:
Continuing operations	$0.01	$(0.02)	$0.03	$(0.02)
Discontinued operations	-	0.01	-	0.01
Basic net income (loss) per share	$0.01	$(0.01)	$0.03	$(0.01)

Diluted earnings per share from:
Continuing operations	$0.01	$(0.02)	$0.03	$(0.02)
Discontinued operations	-	0.01	-	0.01
Diluted net income (loss) per share	$0.01	$(0.01)	$0.03	$(0.01)

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

5.	Equity Method Investments

Equity method investments consist of the following:

	Ownership %	June 30,	December 31,
	At 6/30/07	2007	2006
		(Unaudited)

Ampco Partners, Ltd.	10%	$200,000	$194,000
Fairways Frisco, LP	5.80%	22,000	225,000
		$222,000	$419,000

The Company’s ownership percentage in Fairways Frisco, L.P. was reduced during the second quarter of 2007 from 8.87% to 5.80% as a result of a capital call made by the general partner of the Frisco Square Partnership of the limited partners in the amount of $5 million in which the Company did not participate. On August 3, 2007, the Frisco Square Partnerships transferred a significant portion of their real estate interests and related liabilities to a new limited partnership in exchange for an interest in such entity.  As part of that transaction, a third-party financial partner contributed cash into such new partnership in exchange for its limited partnership interest in the new partnership owning the real estate interests and related liabilities previously owned by the Frisco Square Partnerships. As a result of this transaction, the Company's limited partnership interest will be reduced below 5.8%.

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statements of operations comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$33,000	$33,000	$64,000	$68,000
Fairways Frisco, L.P.	(106,000)	(154,000)	(203,000)	(284,000)
	$(73,000)	$(121,000)	$(139,000)	$(216,000)

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,219,000 and its cumulative equity in the losses of Fairways Frisco of ($1,197,000).  The Company received no distributions from Fairways Frisco during the three month and six months periods ended June 30, 2007 and 2006, respectively.  Summarized financial information for Fairways Frisco is included below:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Total assets	$63,925,000	$58,061,000
Notes payable	60,448,000	55,568,000
Total partners' capital	(2,480,000)	1,695,000
Total liabilities and partnership capital	68,071,000	61,837,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total revenue	$519,000	$574,000	$1,518,000	$1,202,000
Operating expenses	1,510,000	1,595,000	3,174,000	3,072,000
Interest expense	593,000	698,000	1,371,000	1,476,000
Minority interest	45,000	334,000	370,000	871,000
Net loss	$(1,539,000)	$(1,385,000)	$(2,657,000)	$(2,475,000)

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

6.	Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)

Prepaid insurance	$265,000	$179,000
Deferred tenant representation costs	228,000	364,000
Prepaid marketing costs	130,000	13,000
Other prepaid expenses	128,000	81,000
	$751,000	$637,000

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

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

7.           Notes Payable
Notes payable consist of the following:	June 30,	December 31,
	2007	2006
	(Unaudited)
Amegy Bank National Association Credit Facility, secured by certain healthcare assets
Term note in the principal amount of $2,200,000, interest at Amegy Bank National Association prime plus 0.25% (8.50% at June 30, 2007) payable monthly in installments of $45,833 plus interest, all outstanding principal plus all accrued and unpaid interest is due in full in February 2011.	$2,017,000	$-
Revolving line of credit in the principal amount of $2,000,000, interest at Amegy Bank National Association prime (8.25% at June 30, 2007) interest payable monthly, principal due in full in February 2009.	1,998,000	-
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007. Paid in full in February 2007.	-	659,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007. Paid in full in February 2007.	-	3,140,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007. Paid in full in February 2007.	-	416,000
AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	639,000	658,000
Presidential HealthCredit, secured by Park InfusionCare trade receivables
Revolving line of credit in the principal amount of $1,000,000, interest at Presidential HealthCredit prime rate plus 2% but not less than 10.25% per annum (10.75% at June 30, 2007) interest payable monthly, principal due in full in April 2010 and secured by accounts receivable and related general intangibles of Park InfusionCare.	392,000	-
Insurance premium finance notes payable
Term note payable in the principal amount of $218,264, payable in 9 equal installments of $24,888 through January 2008, interest payable at the fixed rate of 6.25%, secured by DHI's property and casualty insurance policies.	147,000	-
CPOC term note payable to First Republic Bank
Term note in the principal amount of $5.3 million, due June 1, 2009, interest at Bank of America prime rate minus 0.25% (8.00% at June 30, 2007) payable monthly, principal of $300,000 payable quarterly with a balloon payment of $1,700,000 due on June 1, 2009 and secured by the assets of CPOC.	3,500,000	4,400,000
Capital lease obligations, secured by office equipment	60,000	129,000
Demand note payable to affiliate
Demand note payable to Ampco Partners, Ltd., interest at Bank of Texas prime rate plus 4.00% (12.25% at June 30, 2007), secured by the Company's distributions from and partnership interest in Ampco Partners, Ltd., principal and accrued interest due on demand.	407,000	440,000
Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7.00%, secured by all property and equipment of Ascendant Solutions, Inc.	9,000	14,000
Insurance premium finance notes payable
Term note payable in the principal amount of $82,875, payable in 9 equal installments of $9,450 through August 2007, interest payable at the fixed rate of 6.25%, secured by the Company's directors and officers insurance policies.	19,000	74,000
	9,188,000	9,930,000
Less current portion	(2,822,000)	(6,106,000)
	$6,366,000	$3,824,000

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

The aggregate maturities of notes payable for the 12 months ended June 30 are as follows:

2008	$2,822,000
2009	4,349,000
2010	1,650,000
2011	367,000
Thereafter	-
$9,188,000

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

Outstanding advances under the Amegy Revolver will bear interest at the Lender’s prime rate.  Accrued and unpaid interest on the Amegy Revolver is due monthly beginning on March 20, 2007.  All outstanding principal under the Amegy Revolver plus all accrued and unpaid interest thereon is due and payable in full on February 20, 2009.  On a monthly basis beginning on April 1, 2007, the Borrowers paid to Lender a one-half percent per annum commitment fee on the average daily unused portion of the Revolver.

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

Both the First Republic Bank term note and revolving line of credit are subject to certain financial covenants including a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service and a limit on annual capital expenditures.  As of June 30, 2007, CPOC was in compliance with these financial covenants. The Term Note is being guaranteed by CPOC.  The term note and the revolver are also being personally guaranteed, subject to certain limits, by certain officers and minority limited partners of CPOC.  The Company is not paying any compensation to the individuals providing these guaranties.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

On April 17, 2007, Park InfusionCare, LP, Park InfusionCare of Dallas, LP, Park InfusionCare of Houston, LP and Park InfusionCare of San Antonio, LP (collectively, the “Park InfusionCare Borrowers”), each an indirect wholly-owned subsidiary of Ascendant Solutions, Inc. (the “Company”), entered into a loan agreement with Presidential Healthcare Credit Corporation (the “Lender”) for a $1,000,000 revolving line of credit (the “Presidential Revolver”).  The Park InfusionCare Borrowers may request advances under the Presidential Revolver up to and including 85% of the net value of eligible receivables minus certain reserves.

The Presidential Revolver is being guaranteed by the Company, Dougherty’s Holdings, Inc., Dougherty’s LP Holdings, Inc., Dougherty’s Operating GP, LLC, Park InfusionCare of Dallas GP, LLC, Park InfusionCare of Houston GP, LLC, and Park InfusionCare of San Antonio GP, LLC.  The Presidential Revolver is secured by the accounts receivable and related general intangibles of the Park InfusionCare Borrowers.

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

At closing, the Park InfusionCare Borrowers paid to Lender an initial commitment fee equal to $10,000.  If the Presidential Revolver is terminated by the Park InfusionCare Borrowers on or before its first anniversary, the Park InfusionCare Borrowers will pay to Lender an early termination fee of $20,000.  If the Presidential Revolver is terminated after the first anniversary and before April 17, 2010, the Park InfusionCare Borrowers will pay to Lender an early termination fee of $10,000.

Beginning on May 1, 2007, the Park InfusionCare Borrowers will pay to Lender a collateral management fee equal to one-half percent of the net realizable value of monthly receivables generated.  The Presidential Revolver is subject to certain covenants including, but not limited to, a limit on additional debt of the Park InfusionCare Borrowers.

8.	Commitments and Contingencies

The Company and its subsidiaries lease its pharmacy, real estate advisory services and certain pharmacy equipment under non-cancelable operating lease agreements.  Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses.  Total rent expense for operating leases for the three months ended June 30, 2007 and 2006 was approximately $350,000 and $363,000, respectively.  Total rent expense for operating leases for the six months ended June 30, 2007 and 2006 was approximately $701,000 and $704,000, respectively.

Future minimum lease payments under non-cancelable operating leases for the twelve months ending June 30, are as follows:

Years ending June 30,
2007	$1,229,000
2008	1,179,000
2009	1,067,000
2010	558,000
2011	322,000
Thereafter	1,862,000
$6,217,000

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

As of June 30, 2007, the following shares had been issued under the 2002 Equity Incentive Plan:

	Number of
Year of Issuance:	Shares	Shares Vested	Non-Vested
2002	435,000	435,000	-
2003	-	-	-
2004	67,500	67,500	-
2005	47,500	44,722	2,778
2006	127,270	118,520	8,750
2007	114,840	92,965	21,875
	792,110	758,707	33,403

Deferred compensation equivalent to the market value of restricted common shares at date of issuance is reflected in stockholders’ equity and is being amortized to operating expense over three years.  Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $5,000 and $9,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $10,000 and $18,000 for the six month periods ended June 30, 2007 and 2006, respectively. The Company has not recognized any tax benefit related to this deferred compensation expense due to the existence of its federal tax net operating loss carryforward.  During the three month period ended June 30, 2007, the Company issued 50,674 shares of restricted common stock to non-employee directors in lieu of paying cash for quarterly directors’ fees.  The fair value of these shares was $18,750 based on the share price of the shares on the date of grant.  This amount is also equal to the cash amount that would have been paid for the director’s fees, and is included in selling, general and administrative expense for the three months ended June 30, 2007. The Company has deferred compensation expense of approximately $31,000 at June 30, 2007 which will be recognized over the weighted average remaining life of the unvested restricted shares of approximately 18 months.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 shares of common stock.  As of June 30, 2007 and December 31, 2006 options to purchase 460,000 shares of common stock were outstanding under the Plan.

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

Following is a summary of the activity of the Plan:

Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, December 31, 2006	460,000	$0.24
Granted in 2007	-	-
Exercised in 2007	-	-
Canceled in 2007	-	-
Outstanding, June 30, 2007	460,000	0.24

Additional information regarding options outstanding as of June 30, 2007 is as follows:

	Options Outstanding		Options Exercisable
Weighted
Avg.
		Remaining		Weighted
		Contractual		Avg. Exercise	Intrinsic
Exercise Price	# Outstanding	Life (Yrs)	# Exercisable	Price	Value

$0.24	460,000	4.71	460,000	$0.24	$ 184,000

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

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	Healthcare		Real Estate Services
	2007	2006	2007	2006

Revenue	$11,143,000	$10,087,000	$3,042,000	$2,868,000
Cost of sales	7,414,000	7,202,000	2,010,000	1,817,000
Gross profit	3,729,000	2,885,000	1,032,000	1,051,000
Other income	76,000	3,000	-	100,000
Equity in income (losses) of equity method investees	-	-	-	-
Discontinued operations	-	230,000	-	-
Net income (loss)	$477,000	$(58,000)	$193,000	$291,000

	Three Months Ended June 30,
	Corporate & Other		Consolidated
	2007	2006	2007	2006

Revenue	$-	$-	$14,185,000	$12,955,000
Cost of sales	-	-	9,424,000	9,019,000
Gross profit	-	-	4,761,000	3,936,000
Other income	1,000	8,000	77,000	111,000
Equity in income (losses) of equity method investees	(73,000)	(121,000)	(73,000)	(121,000)
Discontinued operations	-	-	-	230,000
Net income (loss)	$(536,000)	$(413,000)	$134,000	$(180,000)

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	Healthcare		Real Estate Services
	2007	2006	2007	2006

Revenue	$21,915,000	$20,048,000	$6,927,000	$6,532,000
Cost of sales	14,541,000	14,132,000	4,524,000	3,941,000
Gross profit	7,374,000	5,916,000	2,403,000	2,591,000
Other income	77,000	4,000	-	100,000
Equity in income (losses) of equity method investees	-	-	-	-
Discontinued operations	-	230,000	-	-
Net income (loss)	$919,000	$(241,000)	$711,000	$713,000

Total Assets	$9,229,000	$7,460,000	$10,864,000	$10,724,000

	Six Months Ended June 30,
	Corporate & Other		Consolidated
	2007	2006	2007	2006

Revenue	$-	$-	$28,842,000	$26,580,000
Cost of sales	-	-	19,065,000	18,073,000
Gross profit	-	-	9,777,000	8,507,000
Other income	1,000	12,000	78,000	116,000
Equity in income (losses) of equity method investees	(139,000)	(216,000)	(139,000)	(216,000)
Discontinued operations	-	-	-	230,000
Net income (loss)	$(978,000)	$(794,000)	$652,000	$(322,000)

Total Assets	$608,000	$1,637,000	$20,701,000	$19,821,000

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

Discontinued Operations

As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare, which had previously been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for its infusion therapy business.  As a result of the board of directors decision to retain the operations of Park InfusionCare, all Park InfusionCare amounts in this Form 10-Q for the three and six month periods ended June 30, 2007 and 2006 have been reported as part of continuing operations.

We are also occasionally involved in other claims and proceedings, which are incidental to our business.  We cannot determine what, if any, material effect these matters will have on our future financial position and results of operations.

Results of Operations:  Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

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

	Three Months Ended June 30,
	Healthcare			Real Estate Advisory Services
	2007	2006	$ Change	2007	2006	$ Change
Revenue	$11,143,000	$10,087,000	$1,056,000	$3,042,000	$2,868,000	$174,000
Cost of Sales	7,414,000	7,202,000	212,000	2,010,000	1,817,000	193,000
Gross Profit	3,729,000	2,885,000	844,000	1,032,000	1,051,000	(19,000)
Operating expenses	3,225,000	3,090,000	135,000	756,000	723,000	33,000
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	76,000	3,000	73,000	-	100,000	(100,000)
Interest income (expense), net	(103,000)	(86,000)	(17,000)	(53,000)	(106,000)	53,000
Minority interests	-	-	-	(2,000)	(3,000)	1,000
Income tax provision	-	-	-	(28,000)	(28,000)	-
Discontinued operations	-	230,000	(230,000)	-	-	-
Net income (loss)	$477,000	$(58,000)	$535,000	$193,000	$291,000	$(98,000)
Plus:
Interest (income) expense, net	$103,000	$86,000	$17,000	$53,000	$106,000	$(53,000)
Income tax provision	-	-	-	28,000	28,000	-
Depreciation and amortization	50,000	117,000	(67,000)	41,000	70,000	(29,000)
Discontinued operations	-	(230,000)	230,000	-	-	-
EBITDA	$630,000	$(85,000)	$715,000	$315,000	$495,000	$(180,000)

	Three Months Ended June 30,
	Corporate & Other			Consolidated
	2007	2006	$ Change	2007	2006	$ Change

Revenue	$-	$-	$-	$14,185,000	$12,955,000	$1,230,000
Cost of Sales	-	-	-	9,424,000	9,019,000	405,000
Gross Profit	-	-	-	4,761,000	3,936,000	825,000
Operating expenses	447,000	294,000	153,000	4,428,000	4,107,000	321,000
Equity in income (losses) of equity method investees	(73,000)	(121,000)	48,000	(73,000)	(121,000)	48,000
Other income	1,000	8,000	(7,000)	77,000	111,000	(34,000)
Interest income (expense), net	(13,000)	(3,000)	(10,000)	(169,000)	(195,000)	26,000
Minority interests	(1,000)	-	(1,000)	(3,000)	(3,000)	-
Income tax provision	(3,000)	(3,000)	-	(31,000)	(31,000)	-
Discontinued operations	-	-	-	-	230,000	(230,000)
Net income (loss)	$(536,000)	$(413,000)	$(123,000)	$134,000	$(180,000)	$314,000
Plus:
Interest (income) expense, net	$13,000	$3,000	$10,000	$169,000	$195,000	$(26,000)
Income tax provision	3,000	3,000	-	31,000	31,000	-
Depreciation and amortization	7,000	6,000	1,000	98,000	193,000	(95,000)
Discontinued operations	-	-	-	-	(230,000)	230,000
EBITDA	$(513,000)	$(401,000)	$(112,000)	$432,000	$9,000	$423,000

Consolidated Overview

Revenues
Total revenues of the Company increased $1,230,000 during the second quarter of 2007 to $14,185,000.  This represents a 9.5% increase over revenue of $12,955,000 in the second quarter of 2006.  The increase is primarily attributable to increased volume of retail pharmacy prescriptions and other merchandise at the retail pharmacies and increased revenue at Park InfusionCare in the healthcare segment of our business and an increase in the commissions earned for tenant representation services in the real estate advisory services segment of our business.

Cost of sales
The cost of sales of the Company increased $405,000 during the second quarter of 2007 to $9,424,000 or 66.4% of revenues.  Cost of sales in the second quarter of 2006 was $9,019,000 or 69.6% of revenues.  The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and increased volume of infusion therapy drugs dispensed in the healthcare segment of our business and an increase in the amount of broker commissions earned for tenant representation services in the real estate advisory services segment of our business.

Healthcare

Revenues
Total revenues increased $1,056,000 during the second quarter of 2007 to $11,143,000.  This represents a 10.5% increase over revenue of $10,087,000 in the second quarter of 2006.  The increase includes a 3% increase in the number of retail pharmacy prescriptions filled and increased volume of infusion therapy drugs dispensed.  The increase in revenue of $531,000, or 6.3% at the retail pharmacies was combined with an increase of $525,000, or 32.1%, at Park InfusionCare.

Cost of sales
The cost of sales increased $212,000 during the second quarter of 2007 to $7,414,000 or 66.5% of revenues.  Cost of sales in the second quarter of 2006 was $7,202,000 or 71.4% of revenues.  The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise along with increased volume of infusion therapy drugs dispensed at Park InfusionCare.  In addition, the increase in the cost of sales includes a 3.3% decrease in the cost of sales at the retail pharmacies due to improved purchasing, an increased mix of generic prescriptions as compared to brand name drugs as well as sales of higher margin products and a 7.6% decrease in the cost of infusion therapy drugs due to a change in the mix of revenue to higher margin therapies.

Gross profit
Gross profit increased $844,000 as a result of the factors discussed in Revenues and Cost of Sales above.  Gross profit was 33.5% of revenue in the second quarter of 2007 as compared to 28.6% of revenue in the second quarter of 2006. Gross profit increased by $423,000, or 20.3% at the retail pharmacies and $421,000, or 52.7% at Park InfusionCare.

Operating expenses
Operating expenses increased $135,000 from $3,090,000 in the second quarter of 2006 to $3,225,000 in the second quarter of 2007.  The increase in healthcare operating expenses is due primarily to increases at Park InfusionCare related to increased payroll and payroll related expenses.

    Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased by $715,000 to EBITDA of $630,000 in the second quarter of 2007 from an EBITDA loss of ($85,000) in the second quarter of 2006.  This overall increase is due primarily to an increase in revenue at the retail pharmacies and lower costs. EBITDA at the retail pharmacies increased 107.9% in the second quarter of 2007 to $803,000 from $386,000 in the second quarter of 2006.  During the second quarter of 2007, Park InfusionCare had an EBITDA loss of ($14,000) in the second quarter of 2007 compared to an EBITDA loss of ($236,000) in the second quarter of 2006, an increase of $222,000.

Real Estate Advisory Services

Revenue
Revenue increased $174,000 from $2,868,000 in the second quarter of 2006 to $3,042,000 during the second quarter of 2007.  The increase is due to an increase of $194,000 in revenue generated by CPOC which is offset by a decrease of $20,000 in revenue generated by Capital Markets.  The revenue increase at CPOC is due to an increase in commissions earned for tenant representation services in the second quarter of 2007. The decrease in revenue by Capital Markets is due to no fees earned as no advisory transactions were completed during the second quarter of 2007.

Cost of Sales
Cost of sales was $2,010,000 for the second quarter of 2007, representing 66.1% of revenue.  By comparison, cost of sales was $1,817,000 or 63.4% of revenue in the second quarter of 2006.  The increase in the cost of sales percentage is due to an increase in broker commissions earned as a percentage of total revenue.  Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets.  Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating expenses increased $33,000 from $723,000 in the second quarter of 2006 to $756,000 for the second quarter of 2007.  The increase in operating expenses is due primarily to a $66,000 increase in expenses for CPOC offset by a $33,000 decrease in operating expenses for Capital Markets due to decreases in professional bonus and management fee expenses which are paid based on a percentage of revenue earned by Capital Markets.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA decreased 36.4% to $315,000 in the second quarter of 2007 from $495,000 in the second quarter of 2006.  This overall decrease includes a $60,000 decrease in EBITDA from CPOC due to increased operating expenses and a $100,000 decrease in EBITDA from ASDS due to a decrease in other income.

Corporate & Other

Operating expenses
Operating expenses increased $153,000 from $294,000 in the second quarter of 2006 to $447,000 in the second quarter of 2007 and is primarily comprised of increased expenses for professional fees in the normal course of business.

Equity in losses of equity method investees
Equity in income (losses) of equity method investees increased $48,000 from ($121,000) during the second quarter of 2006 to ($73,000) for the second quarter of 2007.  Equity in losses of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the losses of Ampco Partners, Ltd. and Fairways Frisco, LP as follows:

	Three Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$33,000	$33,000
Fairways Frisco, L.P.	(106,000)	(154,000)
	$(73,000)	$(121,000)

The equity in losses of Fairways Frisco represents our share of the net loss of Fairways Frisco for the three months ended June 30, 2007 and 2006, respectively. These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Results of Operations:  Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

	Six Months Ended June 30,
	Healthcare			Real Estate Advisory Services
	2007	2006	$ Change	2007	2006	$ Change
Revenue	$21,915,000	$20,048,000	$1,867,000	$6,927,000	$6,532,000	$395,000
Cost of Sales	14,541,000	14,132,000	409,000	4,524,000	3,941,000	583,000
Gross Profit	7,374,000	5,916,000	1,458,000	2,403,000	2,591,000	(188,000)
Operating expenses	6,342,000	6,222,000	120,000	1,480,000	1,672,000	(192,000)
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	77,000	4,000	73,000	-	100,000	(100,000)
Interest income (expense), net	(190,000)	(169,000)	(21,000)	(117,000)	(211,000)	94,000
Minority interests	-	-	-	(10,000)	(22,000)	12,000
Income tax provision	-	-	-	(85,000)	(73,000)	(12,000)
Discontinued operations	-	230,000	(230,000)	-	-	-
Net income (loss)	$919,000	$(241,000)	$1,160,000	$711,000	$713,000	$(2,000)
Plus:
Interest (income) expense, net	$190,000	$169,000	$21,000	$117,000	$211,000	$(94,000)
Income tax provision	-	-	-	85,000	73,000	12,000
Depreciation and amortization	149,000	194,000	(45,000)	102,000	145,000	(43,000)
Discontinued operations	-	(230,000)	230,000	-	-	-
EBITDA	$1,258,000	$(108,000)	$1,366,000	$1,015,000	$1,142,000	$(127,000)

	Six Months Ended June 30,
	Corporate & Other			Consolidated
	2007	2006	$ Change	2007	2006	$ Change

Revenue	$-	$-	$-	$28,842,000	$26,580,000	$2,262,000
Cost of Sales	-	-	-	19,065,000	18,073,000	992,000
Gross Profit	-	-	-	9,777,000	8,507,000	1,270,000
Operating expenses	803,000	571,000	232,000	8,625,000	8,465,000	160,000
Equity in income (losses) of equity method investees	(139,000)	(216,000)	77,000	(139,000)	(216,000)	77,000
Other income	1,000	12,000	(11,000)	78,000	116,000	(38,000)
Interest income (expense), net	(28,000)	1,000	(29,000)	(335,000)	(379,000)	44,000
Minority interests	(1,000)	(8,000)	7,000	(11,000)	(30,000)	19,000
Income tax provision	(8,000)	(12,000)	4,000	(93,000)	(85,000)	(8,000)
Discontinued operations	-	-	-	-	230,000	(230,000)
Net income (loss)	$(978,000)	$(794,000)	$(184,000)	$652,000	$(322,000)	$974,000
Plus:
Interest (income) expense, net	$28,000	$(1,000)	$29,000	$335,000	$379,000	$(44,000)
Income tax provision	8,000	12,000	(4,000)	93,000	85,000	8,000
Depreciation and amortization	13,000	12,000	1,000	264,000	351,000	(87,000)
Discontinued operations	-	-	-	-	(230,000)	230,000
EBITDA	$(929,000)	$(771,000)	$(158,000)	$1,344,000	$263,000	$1,081,000

Consolidated Overview

Revenues
Total revenues of the Company increased $2,262,000 during the six month period ended June 30, 2007 to $28,842,000.  This represents an 8.5% increase over revenue of $26,580,000 in the six month period ended June 30, 2006.  The increase is primarily attributable to increased volume of retail pharmacy prescriptions at the retail pharmacies and other merchandise and increased revenue at Park InfusionCare in the healthcare segment of our business and an increase in the commissions earned for tenant representation services in the real estate advisory services segment of our business.

Cost of sales
The cost of sales of the Company increased $992,000 during the six month period ended June 30, 2007 to $19,065,000 or 66.1% of revenues.  Cost of sales in the six month period ended June 30, 2006 was $18,073,000 or 68% of revenues.  The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and increased volume of infusion therapy drugs dispensed in the healthcare segment of our business and an increase in the amount of broker commissions earned for tenant representation services in the real estate advisory services segment of our business.

Healthcare

Revenues
Total revenues increased $1,867,000 during the six month period ended June 30, 2007 to $21,915,000.  This represents a 9.3% increase over revenue of $20,048,000 in the first six months of 2006.  The increase includes a 3% increase in the number of retail pharmacy prescriptions filled and increased volume of infusion therapy drugs dispensed.  The increase in revenue of $1,349,000, or 8.2% at the retail pharmacies, is combined with an increase of $518,000, or 14.4%, at Park InfusionCare.

Cost of sales
The cost of sales increased $409,000 during the first six months of 2007 to $14,541,000 or 66.4% of revenues.  Cost of sales in the first six months of 2006 was $14,132,000 or 70.5% of revenues.  The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise along with increased volume of infusion therapy drugs dispensed at Park InfusionCare.  In addition, the increase in the cost of sales includes a 2.7% decrease in the cost of sales at the retail pharmacies due to improved purchasing, an increased mix of generic prescriptions as compared to brand name drugs as well as sales of higher margin products and a 9.2% decrease in the cost of infusion therapy drugs due to a change in the mix of revenue to higher margin therapies.

Gross profit
Gross profit increased $1,458,000 as a result of the factors discussed in Revenues and Cost of Sales above.  Gross profit was 33.6% of revenue in the first six months of 2007 as compared to 29.5% of revenue in the first six months of 2006. Gross profit increased by $827,000, or 19.9% at the retail pharmacies and $631,000, or 36.2% at Park InfusionCare.

Operating expenses
Operating expenses increased $120,000 from $6,222,000 in the first six months of 2006 to $6,342,000 in the first six months of 2007.  The increase in healthcare operating expenses is due primarily to a $217,000 increase at Park InfusionCare due primarily to increased payroll and payroll related expenses offset by a $97,000 decrease at the retail pharmacies due primarily to decreases in payroll and payroll related expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased by $1,366,000 to EBITDA of $1,258,000 in the first six months of 2007 from an EBITDA loss of ($108,000) in the first six months of 2006.  This overall increase is due primarily to an increase in revenue at the retail pharmacies and lower costs. EBITDA at the retail pharmacies increased 99.7% in the first six months of 2007 to $1,540,000 from $771,000 in the first six months of 2006.  During the first six months of 2007, Park InfusionCare had EBITDA of $18,000 in the first six months of 2007 from an EBITDA loss of ($398,000) in the first six months of 2006, an increase of $416,000.

Real Estate Advisory Services

Revenue
Revenue increased $395,000 from $6,532,000 in the first six months of 2006 to $6,927,000 during the first six months of 2007.  The increase is due to an increase of $746,000 in revenue generated by CPOC which is offset by a decrease of $351,000 in revenue generated by Capital Markets.  The revenue increase at CPOC is due to an increase in commissions earned for tenant representation services in the first six months of 2007. The decrease in revenue at Capital Markets is due to fewer fees earned from the closing of advisory transactions as compared to transactions fees earned in the first six months of 2006.

Cost of Sales
Cost of sales was $4,524,000 for the first six months of 2007, representing 65.3% of revenue.  By comparison, cost of sales was $3,941,000 or 60.3% of revenue in the first six months of 2006.  The increase in the cost of sales percentage is due to an increase in broker commissions earned as a percentage of total revenue.  Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets.  Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating expenses decreased $192,000 from $1,672,000 in the first six months of 2006 to $1,480,000 for the first six months of 2007.  The decrease in operating expenses is due primarily to a $250,000 decrease in expenses for Capital Markets as a result of a decrease in professional bonus and management fee expenses which are recorded based on a percentage of revenue earned by Capital Markets.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA decreased 11.2% to $1,015,000 in the first six months of 2007 from $1,142,000 in the first six months of 2006.  This overall decrease includes a decrease in EBITDA of $72,000 from Capital Markets plus a decrease in EBITDA of $100,000 from ASDS due to a decrease in other income partially offset by an increase in EBITDA of $46,000 from CPOC.

Corporate & Other

Operating expenses
Operating expenses increased $232,000 from $571,000 in the first six months of 2006 to $803,000 in the first six months of 2007 and is primarily comprised of increased expenses for professional fees in the normal course of business.

Equity in losses of equity method investees
Equity in income (losses) of equity method investees decreased $77,000 from ($216,000) during the first six months of 2006 to ($139,000) for the first six months of 2007.  Equity in losses of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the losses of Ampco Partners, Ltd. and Fairways Frisco, LP as follows:

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$64,000	$68,000
Fairways Frisco, L.P.	(203,000)	(284,000)
	$(139,000)	$(216,000)

The equity in losses of Fairways Frisco represents our share of the net loss of Fairways Frisco for the six months ended June 30, 2007 and 2006, respectively.  These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital of approximately $3.6 million as compared to a working capital deficit of approximately $0.1 million at December 31, 2006.  This increase is due primarily to $3.7 million of notes payable included as a current liability at December 31, 2006, which were refinanced and thus classified as long term at June 30, 2007.  These notes payable related to the Healthcare segment which was refinanced with a new credit facility with Amegy Bank in February 2007.

As of June 30, 2007, we had cash and cash equivalents of approximately $2.6 million as compared to approximately $2.7 million at December 31, 2006.  Cash flows from operating activities were $0.7 million which is offset by a decrease in cash used in financing activities of $0.7 million as a result of payments on notes payable of $7.0 million offset by cash borrowed on notes payable of $6.3 million.

Our future capital needs are uncertain.  The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Cash Flow

Since December 31, 2006, we have decreased our cash balances by approximately $65,000. Cash flow from operating activities totaled $700,000.  We used cash in investing activities of $56,000 due to purchases of property and equipment.  We also used cash in financing activities of approximately $709,000 primarily for payments on notes payable of $7.0 million offset by cash borrowed on notes payable of $6.3 million

Tax Loss Carryforwards

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

State Income Taxes

In May 2006, the State of Texas replaced the current franchise tax system with a new Texas Margin Tax (“TMT”).  The TMT is a 1% gross receipts tax based on the Company’s taxable margin, as defined by the new law.  However, for taxable entities primarily engaged in retail and wholesale trade, the rate is 0.5% of taxable margin.  The Company has evaluated the impact of the TMT on our consolidated financial position, results of operations or cash flows and believes that the TMT will not have a material impact on its results of operations.

Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at June 30, 2007 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.  This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

Contractual Obligations	As of June 30, 2007
	Payments due by Period
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,229,000	$2,246,000	$880,000	$1,862,000	$6,217,000
Notes Payable	2,822,000	5,999,000	367,000	-	9,188,000

Total	$4,051,000	$8,245,000	$1,247,000	$1,862,000	$15,405,000

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

Recent Accounting Pronouncements.

In May 2006, the State of Texas replaced the current franchise tax system with a new Texas Margin Tax (“TMT”).  The TMT is a 1% gross receipts tax based on the Company’s taxable margin, as defined by the new law.  However, for taxable entities primarily engaged in retail and wholesale trade, the rate is 0.5% of taxable margin.  The Company has evaluated the impact of the TMT on its consolidated financial position, results of operations or cash flows and has concluded that the TMT does not appear it will have a material impact on its results of operations.

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

Upon the adoption of FIN 48, we had no unrecognized tax benefits.  During the first six months of 2007, we recognized no adjustments for uncertain tax benefits.  We recognize interest and penalties related to uncertain tax positions in income tax expense; however, no interest and penalties related to uncertain tax positions were accrued at June 30, 2007.  The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate.  We expect no material changes to unrecognized tax positions within the next twelve months.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, provided the provisions of SFAS 157 are applied. The Company is evaluating SFAS 159 and has not yet determined the impact of the adoption, if any, it will have on the Company’s consolidated financial statements.

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

We are exposed to interest rate risk as a result of CPOC’s term note payable to First Republic Bank, which bears interest payable monthly at the prime rate minus 0.25% per annum. We are also exposed to interest rate risk under our term note payable to Ampco Partners, Ltd, which bears interest at the prime rate plus 4.00%.  In addition, we are now exposed to interest rate risk under DHI’s new Amegy Bank revolving line of credit which bears interest at the prime rate and term note which bears interest at the prime rate plus 0.25% along with exposure to interest rate risk under DHI’s new Presidential Health Credit revolving line of credit which bears interest at the prime rate plus 2.00% but not less than 10.25%.  If the effective interest rate under these term notes were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $76,000, based on the average balance outstanding under the term note during the six month period ended June 30, 2007.  A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $10,000.  We did not experience a material impact from interest rate risk during the six period ended June 30, 2007.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates.  We are exposed to market risk from changes in interest rates through our investing activities.  Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at June 30, 2007, which are sensitive to changes in interest rates.  At June 30, 2007, approximately 90.5% of our debt was subject to changes in market interest rates and was sensitive to those changes.  Scheduled debt principal payments for the twelve months ending June 30, are as follows:

	Fixed Rate	Variable	Total

2008	$273,000	$2,549,000	$2,822,000
2009	601,000	3,748,000	4,349,000
2010	-	1,650,000	1,650,000
2011	-	367,000	367,000
Thereafter	-	-	-
	$874,000	$8,314,000	$9,188,000

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in our Annual Report of Form 10-K, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective, due to the identification of a material weakness in the revenue recognition process at its Park InfusionCare subsidiary.

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

Notwithstanding the material weakness described above, management believes the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  The Company’s Chief Executive Officer and Chief Financial Officer have certified that, to their knowledge, the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

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

The Company will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. Except for the changes referenced above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes in the Company’s legal proceedings during the six months ended June 30, 2007 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 16, 2007.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2007 Annual Meeting of Stockholders on June 14, 2007, the stockholders voted on a proposal to re-elect two directors to our board of directors.

Anthony J. LeVecchio and Will Cureton were re-elected to our board of directors to serve as Class B directors for a three year term expiring at the 2010 annual meeting of stockholders, or until their successors are elected and qualified.  The following votes were cast with respect to the re-election of Messrs. LeVecchio and Cureton to our board of directors:

Nominee	For	Against	Abstain
Anthony J. LeVecchio	18,785,678	0	231,131
Will Cureton	18,600,928	184,750	231,131

David E. Bowe, James C. Leslie and Curt Nonomaque's terms of office as directors of the Company continued after the meeting.

Next, the stockholders ratified the appointment of Hein & Associates LLP to be the Company’s independent auditors for fiscal year 2007. The following votes were cast with respect to the appointment of Hein & Associates LLP as the Company’s independent auditors for fiscal year 2007:

For	Against	Abstain
18,759,103	222,810	2,897

ITEM 5.	OTHER INFORMATION

Available Information

Our website address is www.ascendantsolutions.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed by our officers, directors, and stockholders holding 10% or more of our common stock, and all amendments to those reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  You also may read and copy any reports, proxy statements, or other information that we file with the SEC at the SEC’s public reference room at 450 Fifth Street N.W., Washington, D.C.  20549.  Please call the SEC at 1-800-SEC-0330 for further information about the operation and location of the public reference room.  Our SEC filings also are available to the public free of charge at the SEC’s website at www.sec.gov.

ITEM 6.	EXHIBITS

10.1	Restricted Stock Agreement dated July 9, 2007, between Ascendant Solutions, Inc. and Mark S. Heil.*

31.1	Written Statement of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2007, by David E. Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2007, by Mark S. Heil as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENDANT SOLUTIONS, INC

Date: August 13, 2007
	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2007
	By:	/s/ Mark S. Heil
Mark S. Heil
Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)