Form 10-Q
period 2007-09-30
ASCENDANT SOLUTIONS INC
filed 2007-11-14
CIK 1080029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27945

ASCENDANT SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2900905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16250 Dallas Parkway, Suite 111, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-250-0945

16250 Dallas Parkway, Suite 100, Dallas, Texas
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

Yes ☐                       No ☒

At November 12, 2007 there were approximately 22,783,560 shares of Ascendant Solutions, Inc. common stock outstanding.

ASCENDANT SOLUTIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	35

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted, except par value and share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,303	$2,686
Trade accounts receivable, net	5,346	5,339
Other receivables	228	387
Receivable from affiliates	76	66
Inventories, net	3,333	2,832
Prepaid expenses	705	637
Total current assets	10,991	11,947
Property and equipment, net	985	1,019
Goodwill	7,299	7,299
Other intangible assets	-	95
Equity method investments	415	419
Other assets	254	260
Total assets	$19,944	$21,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$2,333	$2,293
Accrued liabilities	3,377	3,634
Notes payable, current	2,835	6,106
Total current liabilities	8,545	12,033
Notes payable, long-term	4,575	3,824
Minority interests	968	947
Total liabilities	14,088	16,804
Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,752,308 and 22,508,170 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	60,313	60,176
Deferred compensation	(85)	(25)
Accumulated deficit	(54,374)	(55,918)
Total stockholders' equity	5,856	4,235
Total liabilities and stockholders' equity	$19,944	$21,039

See accompanying notes to the Condensed Consolidated Financial Statements

ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenue:
Healthcare	$10,894	$10,313	$32,809	$30,273
Real estate advisory services	4,244	1,971	11,171	8,504
	15,138	12,284	43,980	38,777
Cost of sales:
Healthcare	7,376	6,929	21,917	21,061
Real estate advisory services	2,427	1,130	6,951	5,071
	9,803	8,059	28,868	26,132
Gross profit	5,335	4,225	15,112	12,645

Operating expenses:
Selling, general and administrative expenses	4,251	3,739	12,602	11,835
Non-cash stock compensation	11	33	21	51
Depreciation and amortization	93	183	357	534
Total operating expenses	4,355	3,955	12,980	12,420
Operating income	980	270	2,132	225
Equity in earnings (losses) of equity method investees	214	(84)	75	(300)
Other income	74	18	152	222
Interest expense, net	(184)	(199)	(519)	(579)
Income (loss) before minority interest and income tax provision	1,084	5	1,840	(432)
Minority interest	(11)	-	(22)	(31)
Income tax provision	(181)	(13)	(274)	(98)
Income (loss) from continuing operations	892	(8)	1,544	(561)

Income (loss) from discontinued operations	-	-	-	230
Net income (loss)	$892	$(8)	$1,544	$(331)

Basic net income (loss) per share
Continuing operations	$0.04	*	$0.07	$(0.02)
Discontinued operations	-	-	-	0.01
	$0.04	*	$0.07	$(0.01)
Diluted net income (loss) per share
Continuing operations	$0.04	*	$0.07	$(0.02)
Discontinued operations	-	-	-	0.01
	$0.04	*	$0.07	$(0.01)
*Less than $0.01 per share
Average common shares outstanding, basic	22,752,308	22,454,628	22,639,218	22,436,456
Average common shares outstanding, diluted	23,024,533	22,454,628	22,855,238	22,436,456

See accompanying notes to the Condensed Consolidated Financial Statements.
ASCENDANT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Operating Activities		Restated
Net income (loss)	$1,544	$(331)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for doubtful accounts	266	397
Depreciation and amortization	357	534
Deferred compensation amortization	21	51
Issuance of stock in lieu of directors fees	56	32
Non-cash equity in (income) losses of equity method investees
Fairways Frisco, LP	4	373
Ampco Partners, Ltd.	(79)	(73)
Income from early extinguishment of debt	-	(100)
Loss on sale of property and equipment	-	7
Minority interest	22	31
Discontinued operations	-	(230)
Changes in operating assets and liabilities:
Accounts receivable	(273)	360
Inventories	(501)	(11)
Prepaid expenses and other assets	81	(375)
Accounts payable	40	(91)
Accrued liabilities	(257)	(547)
Net cash provided by continuing operations	1,281	27
Net cash provided by discontinued operations	-	230
Net cash provided by operating activities	1,281	257
Investing Activities
Distributions from limited partnerships	37	85
Proceeds from sale of property and equipment	-	6
Purchases of property and equipment	(223)	(161)
Distributions to limited partners	-	(33)
Net cash used in investing activities	(186)	(103)
Financing Activities
Proceeds from exercise of common stock options	-	48
Proceeds from sale of limited partnership interests	-	230
Payments on notes payable	(11,262)	(2,360)
Proceeds from notes payable	8,784	985
Net cash used in financing activities	(2,478)	(1,097)

Net decrease in cash and cash equivalents	(1,383)	(943)
Cash and cash equivalents at beginning of year	2,686	3,221

Cash and cash equivalents at end of period	$1,303	$2,278
Supplemental Cash Flow Information
Cash paid for income taxes	$215	$137
Cash paid for interest on notes payable	$530	$565
Noncash financing activities:
Partnership distributions applied to note payable	$42	$38

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Ascendant Solutions, Inc.’s (“Ascendant Solutions” or the “Company”) consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.  The consolidated results of operations for the quarter ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2007.  The December 31, 2006 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Terms not otherwise defined herein shall have the meaning given to them in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

1 The Company was the initial limited partner in Fairways Frisco, L.P. (“Fairways Frisco”), which obtained a 60% ownership interest in the Frisco Square Partnerships on December 31, 2004.  Fairways Frisco subsequently sold additional limited partnership interests following which the Company's interest in Fairways Frisco was diluted to approximately 8.87%.  In March 2007, Fairways Frisco acquired the 40% interest in the Frisco Square Partnerships not owned by it resulting in Fairways Frisco owning 100% of the Frisco Square Partnerships.  In April 2007, the general partner of the Frisco Square Partnerships made a capital call of the limited partners in the amount of $5 million, which the Company did not participate in.  This capital call was fully funded and as a result the Company's limited partnership interest was reduced from 8.87% to approximately 5.8%.  On August 3, 2007, the Frisco Square Partnerships transferred a significant portion of their real estate interests and related liabilities to a new limited partnership in exchange for an interest in such entity.  As part of that transaction, a third-party financial partner contributed cash into such new partnership in exchange for its limited partnership interest in the new partnership owning the real estate interest and related liabilities previously owned by the Frisco Square Partnerships. The Frisco Square Partnerships realized a gain on the sale of its land and buildings to the new partnership.

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

Upon the adoption of FIN 48, we had no unrecognized tax benefits.  During the first nine months of 2007, we recognized no adjustments for uncertain tax benefits.  We recognize interest and penalties related to uncertain tax positions in income tax expense; however, no interest and penalties related to uncertain tax positions were accrued at September 30, 2007.  The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate.  We expect no material changes to unrecognized tax positions within the next twelve months.

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

Discontinued Operations

As disclosed in Note 11 below, on November 7, 2007, the Company sold its Park InfusionCare business.  Prior to May 2006, this business had been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for this business.  As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare.  All Park InfusionCare amounts in this Form 10-Q for the three and nine month periods ended September 30, 2007 and 2006 have been reported as part of continuing operations.

Critical accounting policies not otherwise included herein are included in the Company’s Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

3.	Trade Accounts Receivable

Trade accounts receivable consist of the following:
	September 30,	December 31,
	2007	2006
	(Unaudited)
Healthcare:
Trade accounts receivable	$3,912,000	$3,268,000
Less - allowance for doubtful accounts	(379,000)	(318,000)
	3,533,000	2,950,000
Real Estate Advisory Services:
Trade accounts receivable	1,813,000	2,389,000
Less - allowance for doubtful accounts	-	-
	1,813,000	2,389,000

	$5,346,000	$5,339,000

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

Healthcare accounts receivable from Medicare and Medicaid combined were approximately 12.7% and 13.3% of total accounts receivable at September 30, 2007 and December 31, 2006, respectively.  No other single customer or third-party payor accounted for more than 10% of Healthcare’s accounts receivable at September 30, 2007 or December 31, 2006, respectively.  In addition, for the three and nine month periods ended September 30, 2007 and 2006, the Healthcare operations did not derive revenue in excess of ten percent from any single customer.

The Company’s real estate advisory services operations grant credit to customers of various sizes and provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  For the three months ended September 30, 2007, the Company’s real estate advisory services operations derived revenues in excess of ten percent from four customers totaling approximately $2,227,000 which represents 52.5% of total real estate advisory services revenue, and it derived revenues in excess of ten percent from three customer totaling $1,206,000, which represents 61.2% of total real estate advisory services revenue for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, the Company’s real estate advisory services operation derived revenues in excess of ten percent from two customers totaling approximately $3,006,000 which represents 26.9% of total real estate advisory services revenue, and it derived revenues in excess of ten percent from one customer totaling approximately $3,058,000 which represents 37.5% of total real estate advisory services revenue for the nine months ended September 30, 2006.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

4.           Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period.  No effect has been given to outstanding options or warrants in the diluted computation for the three and nine month periods ended September 30, 2006 as their effect would be anti-dilutive due to the net loss.  The number of potentially dilutive stock options and warrants excluded from the computation for the three and nine month periods ended September 30, 2006 was approximately 308,785 and 430,699.

A reconciliation of basic and diluted net income (loss) per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)

Income (loss) from continuing operations, net of taxes	$892,000	$(8,000)	$1,544,000	$(561,000)
Income from discontinued operations, net of taxes	-	-	-	230,000
Net income (loss)	$892,000	$(8,000)	$1,544,000	$(331,000)

Weighted average common shares outstanding-Basic	22,752,308	22,454,628	22,639,218	22,436,456
Effect of dilutive stock options and warrants	272,225	-	216,020	-
Weighted average common shares outstanding-Diluted	23,024,533	22,454,628	22,855,238	22,436,456

Basic earnings per share from:
Continuing operations	$0.04	*	$0.07	$(0.02)
Discontinued operations	-	-	-	0.01
Basic net income (loss) per share	0.04	*	0.07	(0.01)

Diluted earnings per share from:
Continuing operations	$0.04	*	$0.07	$(0.02)
Discontinued operations	-	-	-	0.01
Diluted net income (loss) per share	0.04	*	0.07	(0.01)
*Less than $0.01 per share

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

5.	Equity Method Investments

Equity method investments consist of the following:

	Ownership %	September 30,	December 31,
	At 9/30/07	2007	2006
		(Unaudited)

Ampco Partners, Ltd.	10%	$194,000	$194,000
Fairways Frisco, LP	5.80%	221,000	225,000
		$415,000	$419,000

The Company’s ownership percentage in Fairways Frisco, L.P. was reduced during the second quarter of 2007 from 8.87% to 5.80% as a result of a capital call made by the general partner of the Frisco Square Partnership of the limited partners in the amount of $5 million in which the Company did not participate. On August 3, 2007, the Frisco Square Partnerships transferred a significant portion of their real estate interests and related liabilities to a new limited partnership in exchange for an interest in such entity.  As part of that transaction, a third-party financial partner contributed cash into such new partnership in exchange for its limited partnership interest in the new partnership owning the real estate interest and related liabilities previously owned by the Frisco Square Partnerships. The Frisco Square Partnerships realized a gain on the sale of its land and buildings to the new partnership.

Equity in earnings (losses) of equity method investees shown in the condensed consolidated statements of operations comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$15,000	$5,000	$79,000	$73,000
Fairways Frisco, L.P.	199,000	(89,000)	(4,000)	(373,000)
	$214,000	$(84,000)	$75,000	$(300,000)

The Company’s investment in Fairways Frisco includes its cumulative cash investment of $1,219,000 and its cumulative equity in the losses of Fairways Frisco of ($998,000).  The Company received no distributions from Fairways Frisco during the three month and nine months periods ended September 30, 2007 and 2006, respectively.  Summarized financial information for Fairways Frisco is included below:

	September 30,	December 31,
	2007	2006
	(Unaudited)

Total assets	$14,736,000	$58,061,000
Notes payable	10,962,000	55,568,000
Total partners' capital	2,464,000	1,695,000
Total liabilities and partnership capital	14,736,000	61,837,000

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total revenue	$603,000	$770,000	$2,121,000	$1,972,000
Operating expenses	1,680,000	1,825,000	4,854,000	4,897,000
Interest expense	1,273,000	599,000	2,644,000	2,075,000
Minority interest	-	650,000	370,000	1,521,000
Gain on sale of assets	5,776,000	-	5,776,000	-
Net gain (loss)	$3,426,000	$(1,004,000)	$769,000	$(3,479,000)

6.           Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)

Prepaid insurance	$71,000	$179,000
Deferred tenant representation costs	374,000	364,000
Prepaid marketing costs	20,000	13,000
Other prepaid expenses	240,000	81,000
	$705,000	$637,000

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

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

7.           Notes Payable
Notes payable consist of the following:	September 30,	December 31,
	2007	2006
	(Unaudited)
Amegy Bank National Association Credit Facility, secured by certain healthcare assets
Term note in the principal amount of $2,200,000, interest at Amegy Bank National Association prime plus 0.25% (8.00% at September 30, 2007) payable monthly in installments of $45,833 plus interest, all outstanding principal plus all accrued and unpaid interest is due in full in February 2011.	$1,879,000	$-
Revolving line of credit in the principal amount of $2,250,000, interest at Amegy Bank National Association prime (7.75% at September 30, 2007) interest payable monthly, principal due in full in February 2009.	1,504,000	-
Advance Loan in the principal amount of $250,000, interest at Amegy Bank National Association prime plus 0.25% (8.00% at September 30, 2007) interest only payable monthly until September 20, 2008, thereafter, principal and interest due monthly, all outstanding principal plus all accrued and unpaid interest is due in full in August 2012.	-	-
Bank of Texas Credit Facility, secured by substantially all healthcare assets
Term note A in the principal amount of $1,000,000, interest at 6% per annum payable monthly, principal due in full in March 2007. Paid in full in February 2007.	-	659,000
Term note B in the principal amount of $4,000,000, interest at 6% per annum, principal and interest payable in monthly installments of $44,408 over 35 months with a balloon payment of principal due in March 2007. Paid in full in February 2007.	-	3,140,000
Term note C in the principal amount of $529,539, interest at 6% per annum, principal and interest payable in monthly installments of $5,579 over 35 months with a balloon payment of principal due in March 2007. Paid in full in February 2007.	-	416,000
AmerisourceBergen Drug Corporation, unsecured note payable
Unsecured note in the principal amount of $750,000, interest at 6% per annum, principal and interest payable in monthly installments of $6,329 over 59 months with a balloon payment of principal of $576,000 due in March 2009.	630,000	658,000
Presidential HealthCredit, secured by Park InfusionCare trade receivables
Revolving line of credit in the principal amount of $1,000,000, interest at Presidential HealthCredit prime rate plus 2% but not less than 10.25% per annum (10.25% at September 30, 2007) interest payable monthly, principal due in full in April 2010 and secured by accounts receivable and related general intangibles of Park InfusionCare.	514,000	-
Insurance premium finance notes payable
Term note payable in the principal amount of $218,264, payable in 9 equal installments of $24,888 through January 2008, interest payable at the fixed rate of 6.25%, secured by DHI's property and casualty insurance policies.	74,000	-
CPOC term note payable to First Republic Bank
Term note in the principal amount of $5.3 million, due June 1, 2009, interest at Bank of America prime rate minus 0.25% (7.50% at September 30, 2007) payable monthly, principal of $300,000 payable quarterly with a balloon payment of $1,700,000 due on June 1, 2009 and secured by the assets of CPOC.	2,300,000	4,400,000
Capital lease obligations, secured by office equipment	106,000	129,000
Demand note payable to affiliate
Demand note payable to Ampco Partners, Ltd., interest at Bank of Texas prime rate plus 4.00% (11.75% at September 30, 2007), secured by the Company's distributions from and partnership interest in Ampco Partners, Ltd., principal and accrued interest due on demand.	397,000	440,000
Comerica Bank term note payable
Term note payable in the principal amount of $30,000, payable in 36 equal installments of $928 through April 2008, interest payable at the fixed rate of 7.00%, secured by all property and equipment of Ascendant Solutions, Inc.	6,000	14,000
Insurance premium finance notes payable
Term note payable in the principal amount of $82,875, payable in 9 equal installments of $9,450 through August 2007, interest payable at the fixed rate of 6.25%, secured by the Company's directors and officers insurance policies. Paid in full in August 2007.	-	74,000
	7,410,000	9,930,000
Less current portion	(2,835,000)	(6,106,000)
	$4,575,000	$3,824,000

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

The aggregate maturities of notes payable for the 12 months ended September 30 are as follows:

2008	$2,835,000
2009	3,771,000
2010	575,000
2011	229,000
Thereafter	-
$7,410,000

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

The Term Loan bears interest at the Lender’s prime rate plus 0.25%.  Principal payments of $45,833 and accrued and unpaid interest on the Term Loan are due monthly beginning on March 20, 2007.  All outstanding principal under the Term Loan plus all accrued and unpaid interest thereon is due and payable in full on February 20, 2011.

The Term Loan and the Amegy Revolver are secured by the accounts receivable, inventory and fixed assets of the Borrowers and the stock of Dougherty’s Pharmacy, Inc.  The Term Loan and the Amegy Revolver are cross-collateralized and cross-defaulted.

On August 29, 2007, Dougherty’s Pharmacy, Inc., Alvin Medicine Man, LP, Angleton Medicine Man, LP, and Santa Fe Medicine Man, LP, each an indirect wholly-owned subsidiary of Ascendant Solutions, Inc. (the “Company”), entered into an Amendment to Loan Documents (the "Amendment") with Amegy Bank National Association, amending that certain Loan Agreement, dated February 20, 2007, between the Borrowers and Lender.

Pursuant to the Amendment, the Borrowers amended the Loan Agreement, among other things, to increase the principal amount of the Amegy Revolver from $2,000,000 to $2,250,000 and added a new advance loan (the "Advance Loan") in the principal amount of $250,000.  Accrued and unpaid interest on the Amegy Revolver shall remain due and payable in monthly installments beginning September 20, 2007 through February 20, 2009.

Outstanding advances under the Advance Loan will bear interest at the Lender’s prime rate plus 0.25%.  Accrued interest only is due monthly on the Advance Loan until September 20, 2008.  Thereafter, principal and accrued interest on the Advance Loan is due monthly beginning on October 20, 2008 until maturity on August 29, 2012, at which time all outstanding principal and accrued and unpaid interest is due and payable in full.  The Borrowers will pay to Lender a one-time, non-refundable Advance Facility Fee in an amount equal to one-half percent of the principal amount of the Advance Loan.

The Revolving Loan and the Advance Loan are guaranteed by the Company, Dougherty’s Holdings, Inc. Medicine Man, LP, Dougherty’s LP Holdings, Inc., Medicine Man GP, LLC, Alvin Medicine Man GP, LLC, Angleton Medicine Man GP, LLC and Santa Fe Medicine Man GP, LLC.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

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

Both the First Republic Bank term note and revolving line of credit are subject to certain financial covenants including a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service and a limit on annual capital expenditures.  As of September 30, 2007, CPOC was in compliance with these financial covenants. The Term Note is being guaranteed by CPOC.  The term note and the revolver are also being personally guaranteed, subject to certain limits, by certain officers and minority limited partners of CPOC.  The Company is not paying any compensation to the individuals providing these guaranties.

On April 17, 2007, Park InfusionCare, LP, Park InfusionCare of Dallas, LP, Park InfusionCare of Houston, LP and Park InfusionCare of San Antonio, LP (collectively, the “Park InfusionCare Borrowers”), each an indirect wholly-owned subsidiary of the Company, entered into a loan agreement with Presidential Healthcare Credit Corporation (the “Lender”) for a $1,000,000 revolving line of credit (the “Presidential Revolver”).  The Park InfusionCare Borrowers may request advances under the Presidential Revolver up to and including 85% of the net value of eligible receivables minus certain reserves.

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

Effective as of  May 1, 2007, the Park InfusionCare Borrowers will pay to Lender a collateral management fee equal to one-half percent of the net realizable value of monthly receivables generated.  The Presidential Revolver is subject to certain covenants including, but not limited to, a limit on additional debt of the Park InfusionCare Borrowers.

On November 7, 2007, the Company sold all of its equity interests in Park InfusionCare, LP, the direct and indirect parent of the Park InfusionCare Borrowers (see Note 11 below).  Pursuant to that sale, the Presidential Revolver was repaid in full and all guarantees of such indebtedness and liens on assets of the Company securing such indebtedness were terminated and released.

8.           Commitments and Contingencies

The Company and its subsidiaries lease its pharmacy, real estate advisory services and certain pharmacy equipment under non-cancelable operating lease agreements.  Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses.  Total rent expense for operating leases for the three months ended September 30, 2007 and 2006 was approximately $402,000 and $386,000, respectively.  Total rent expense for operating leases for the nine months ended September 30, 2007 and 2006 was approximately $1,103,000 and $1,089,000, respectively.

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

Future minimum lease payments under non-cancelable operating leases for the twelve months ending September 30, are as follows:

Years ending September 30,
2007	$1,246,000
2008	1,200,000
2009	1,098,000
2010	443,000
2011	351,000
Thereafter	1,790,000
$6,128,000

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

As of September 30, 2007, the following shares had been issued under the 2002 Equity Incentive Plan:

	Number of
Year of Issuance:	Shares	Shares Vested	Non-Vested
2002	435,000	435,000	-
2003	-	-	-
2004	67,500	67,500	-
2005	47,500	44,723	2,777
2006	127,270	119,978	7,292
2007	244,138	132,471	111,667
	921,408	799,672	121,736

Deferred compensation equivalent to the market value of restricted common shares at date of issuance is reflected in stockholders’ equity and is being amortized to operating expense over three years.  Deferred compensation expense included in the accompanying condensed consolidated statements of operations amounted to $11,000 and $33,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $21,000 and $51,000 for the nine month periods ended September 30, 2007 and 2006, respectively. The Company has not recognized any tax benefit related to this deferred compensation expense due to the existence of its federal tax net operating loss carryforward.  During the three month period ended September 30, 2007, the Company issued 129,298 shares of restricted common stock. The Company issued 29,298 shares to non-employee directors in lieu of paying cash for quarterly directors’ fees.  The fair value of these shares was $18,750 based on the share price of the shares on the date of grant.  This amount is also equal to the cash amount that would have been paid for the director’s fees, and is included in selling,

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

general and administrative expense for the three months ended September 30, 2007. The Company issued 100,000 shares to an employee upon employment. The fair value of these shares was $65,000 based on the share price of the shares on the date of grant. The Company has deferred compensation expense of approximately $85,000 at September 30, 2007 which will be recognized over the weighted average remaining life of the unvested restricted shares of approximately 25 months.

The Company’s Long-Term Incentive Plan (the “Plan”), approved in May 1999 and last amended in October 2000, provides for the issuance to qualified participants options to purchase up to 2,500,000 shares of common stock.  As of September 30, 2007 and December 31, 2006 options to purchase 460,000 shares of common stock were outstanding under the Plan.

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

Following is a summary of the activity of the Plan:
Weighted
	Number of	Average Exercise
	Options	Price

Outstanding, December 31, 2006	460,000	$0.24
Granted in 2007	-	-
Exercised in 2007	-	-
Canceled in 2007	-	-
Outstanding, September 30, 2007	460,000	0.24

Additional information regarding options outstanding as of September 30, 2007 is as follows:

	Options Outstanding		Options Exercisable
Weighted
Avg.
		Remaining		Weighted
		Contractual		Avg. Exercise	Intrinsic
Exercise Price	# Outstanding	Life (Yrs)	# Exercisable	Price	Value

$0.24	460,000	4.46	460,000	$0.24	$ 170,200

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

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

Condensed statements of operations and balance sheet data for the Company’s principal business segments for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	Healthcare		Real Estate Services
	2007	2006	2007	2006
		(Restated)

Revenue	$10,894,000	$10,313,000	$4,244,000	$1,971,000
Cost of sales	7,376,000	6,929,000	2,427,000	1,130,000
Gross profit	3,518,000	3,384,000	1,817,000	841,000
Other income	6,000	(1,000)	-	-
Equity in income (losses) of equity method investees	-	-	-	-
Discontinued operations	-	-	-	-
Net income (loss)	$(11,000)	$330,000	$994,000	$47,000

	Three Months Ended September 30,
	Corporate & Other		Consolidated
	2007	2006	2007	2006
				(Restated)

Revenue	$-	$-	$15,138,000	$12,284,000
Cost of sales	-	-	9,803,000	8,059,000
Gross profit	-	-	5,335,000	4,225,000
Other income	68,000	19,000	74,000	18,000
Equity in income (losses) of equity method investees	214,000	(84,000)	214,000	(84,000)
Discontinued operations	-	-	-	-
Net income (loss)	$(91,000)	$(385,000)	$892,000	$(8,000)

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	Healthcare		Real Estate Services
	2007	2006	2007	2006
		(Restated)

Revenue	$32,809,000	$30,273,000	$11,171,000	$8,504,000
Cost of sales	21,917,000	21,061,000	6,951,000	5,071,000
Gross profit	10,892,000	9,212,000	4,220,000	3,433,000
Other income	83,000	90,000	-	100,000
Equity in income (losses) of equity method investees	-	-	-	-
Discontinued operations	-	230,000	-	-
Net income (loss)	$908,000	$89,000	$1,705,000	$758,000

	Nine Months Ended September 30,
	Corporate & Other		Consolidated
	2007	2006	2007	2006
				(Restated)

Revenue	$-	$-	$43,980,000	$38,777,000
Cost of sales	-	-	28,868,000	26,132,000
Gross profit	-	-	15,112,000	12,645,000
Other income	69,000	32,000	152,000	222,000
Equity in income (losses) of equity method investees	75,000	(300,000)	75,000	(300,000)
Discontinued operations	-	-	-	230,000
Net income (loss)	$(1,069,000)	$(1,178,000)	$1,544,000	$(331,000)

	September 30, 2007 and December 31, 2006
	Healthcare		Real Estate Services
	2007	2006	2007	2006

Total assets	$8,054,000	$7,483,000	$11,323,000	$12,363,000

	Corporate and Other		Consolidated
	2007	2006	2007	2006

Total assets	$567,000	$1,193,000	$19,944,000	$21,039,000

        ASCENDANT SOLUTIONS, INC.

        Notes to Condensed Consolidated Financial Statements

11.           Subsequent Events

On November 7, 2007, the Company sold its ownership interests in Park InfusionCare, L.P., the Company’s infusion therapy subsidiary (the “Park Business”) to Maverick Healthcare Group, LLC., a Phoenix-based provider of comprehensive home healthcare products and services in the southwestern U.S.

The purchase price of the Park Business was approximately $4.0 million, of which $3.5 million (subject to certain working capital and other adjustments) was paid in cash at closing and $0.5 million is payable based on the performance of the Park Business for the year ending December 31, 2007. The Company expects to realize a gain on the sale of the Park Business of approximately $1.3 million (based on the $3.5 million paid in cash). During the year ended December 31, 2006, the Park Business generated revenues of $7.3 million and an operating loss of approximately $250,000, which was reported as part of the Company’s healthcare segment results.

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

The Company

Ascendant Solutions, Inc. (“We,” “Us,” or the “Company”) is a Delaware corporation with principal executive offices located at 16250 Dallas Parkway, Suite 111, Dallas, Texas 75248 (telephone number 972-250-0945). We are a diversified financial services company which is seeking to, or has invested in, or acquired, healthcare, manufacturing, distribution or service companies.  We are organized in three segments: (i) healthcare, (ii) real estate advisory services and (iii) corporate and other businesses.  A detailed discussion of our business segments is included in our Form 10-K for the year ended December 31, 2006.

Healthcare

Our healthcare segment consists of Dougherty’s Holdings, Inc. (“DHI”), which operates specialty retail pharmacies.  Based in Dallas, Texas, DHI operates (i) Dougherty’s Pharmacy Inc. in Dallas, a specialty compounding pharmacy, and (ii) three specialty pharmacies in the area between Houston and the Gulf of Mexico coast under the name “Medicine Man.” On November 7, 2007, DHI sold its interest in three infusion therapy facilities in Dallas, San Antonio and Houston, Texas operating under the name “Park InfusionCare.”

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

Discontinued Operations

On November 7, 2007, the Company sold its infusion therapy business operating under the name Park InfusionCare.  Prior to May 2006, this business had been reported as a discontinued operation while the Company was pursuing a potential disposition or strategic transaction for this business. As disclosed in a Current Report on Form 8-K filed on May 24, 2006, the board of directors decided to retain the operations of Park InfusionCare.  All Park InfusionCare amounts in this Form 10-Q for the three and nine month periods ended September 30, 2007 and 2006 have been reported as part of continuing operations.

We are also occasionally involved in other claims and proceedings, which are incidental to our business.  We cannot determine what, if any, material effect these matters will have on our future financial position and results of operations.

Results of Operations:  Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

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

	Three Months Ended September 30,
	Healthcare			Real Estate Advisory Services
	2007	2006	$ Change	2007	2006	$ Change
		(Restated)
Revenue	$10,894,000	$10,313,000	$581,000	$4,244,000	$1,971,000	$2,273,000
Cost of Sales	7,376,000	6,929,000	447,000	2,427,000	1,130,000	1,297,000
Gross Profit	3,518,000	3,384,000	134,000	1,817,000	841,000	976,000
Operating expenses	3,374,000	2,970,000	404,000	656,000	681,000	(25,000)
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	6,000	(1,000)	7,000	-	-	-
Interest income (expense), net	(123,000)	(83,000)	(40,000)	(48,000)	(100,000)	52,000
Minority interests	-	-	-	(11,000)	-	(11,000)
Income tax provision	(38,000)	-	(38,000)	(108,000)	(13,000)	(95,000)
Discontinued operations	-	-	-	-	-	-
Net income (loss)	$(11,000)	$330,000	$(341,000)	$994,000	$47,000	$947,000
Plus:
Interest (income) expense, net	$123,000	$83,000	$40,000	$48,000	$100,000	$(52,000)
Income tax provision	38,000	-	38,000	108,000	13,000	95,000
Depreciation and amortization	49,000	99,000	(50,000)	38,000	78,000	(40,000)
Discontinued operations	-	-	-	-	-	-
EBITDA	$199,000	$512,000	$(313,000)	$1,188,000	$238,000	$950,000

	Three Months Ended September 30,
	Corporate & Other			Consolidated
	2007	2006	$ Change	2007	2006	$ Change
					(Restated)
Revenue	$-	$-	$-	$15,138,000	$12,284,000	$2,854,000
Cost of Sales	-	-	-	9,803,000	8,059,000	1,744,000
Gross Profit	-	-	-	5,335,000	4,225,000	1,110,000
Operating expenses	325,000	304,000	21,000	4,355,000	3,955,000	400,000
Equity in income (losses) of equity method investees	214,000	(84,000)	298,000	214,000	(84,000)	298,000
Other income	68,000	19,000	49,000	74,000	18,000	56,000
Interest income (expense), net	(13,000)	(16,000)	3,000	(184,000)	(199,000)	15,000
Minority interests	-	-	-	(11,000)	-	(11,000)
Income tax provision	(35,000)	-	(35,000)	(181,000)	(13,000)	(168,000)
Discontinued operations	-	-	-	-	-	-
Net income (loss)	$(91,000)	$(385,000)	$294,000	$892,000	$(8,000)	$900,000
Plus:
Interest (income) expense, net	$13,000	$16,000	$(3,000)	$184,000	$199,000	$(15,000)
Income tax provision	35,000	-	35,000	181,000	13,000	168,000
Depreciation and amortization	6,000	6,000	-	93,000	183,000	(90,000)
Discontinued operations	-	-	-	-	-	-
EBITDA	$(37,000)	$(363,000)	$326,000	$1,350,000	$387,000	$963,000

Consolidated Overview

Revenues
Total revenues of the Company increased $2,854,000 during the third quarter of 2007 to $15,138,000.  This represents a 23.2% increase over revenue of $12,284,000 in the third quarter of 2006.  The increase is primarily attributable to increased volume of retail pharmacy prescriptions and other merchandise at the retail pharmacies and increased revenue at Park InfusionCare in the healthcare segment of our business and an increase in the commissions earned for tenant representation services in the real estate advisory services segment of our business.

Cost of sales
The cost of sales of the Company increased $1,744,000 during the third quarter of 2007 to $9,803,000 or 64.8% of revenues.  Cost of sales in the third quarter of 2006 was $8,059,000 or 65.6% of revenues.  The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and increased volume of infusion therapy drugs dispensed in the healthcare segment of our business and an increase in the amount of broker commissions earned for tenant representation services in the real estate advisory services segment of our business.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased by $963,000 to EBITDA of $1,350,000 in the third quarter of 2007 from EBITDA of $387,000 in the third quarter of 2006. This overall increase is due primarily to increases in EBITDA in the real estate advisory services and the corporate and other segments offset by decreases in EBITDA in the healthcare segment.

Healthcare

Revenues
Total revenues increased $581,000 during the third quarter of 2007 to $10,894,000.  This represents a 5.6% increase over revenue of $10,313,000 in the third quarter of 2006.  The increase includes a 3% increase in the number of retail pharmacy prescriptions filled and increased volume of infusion therapy drugs dispensed.  The increase in revenue of $379,000, or 4.5% at the retail pharmacies was combined with an increase of $202,000, or 10.9%, at Park InfusionCare.

Cost of sales
The cost of sales increased $447,000 during the third quarter of 2007 to $7,376,000 or 67.7% of revenues.  Cost of sales in the third quarter of 2006 was $6,929,000 or 67.2% of revenues.  The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise along with increased volume of infusion therapy drugs dispensed at Park InfusionCare.  In addition, the increase in the cost of sales includes a 1.5% increase in the cost of sales at the retail pharmacies versus a 4.5% increase in revenue at the retail pharmacies due to improved purchasing, an increased mix of generic prescriptions as compared to brand name drugs as well as sales of higher margin products.  The increase in cost of sales also includes a 54.4% increase in the cost of sales at Park InfusionCare versus a 10.9% increase in revenue at Park InfusionCare due to a change in the mix of revenue to lower margin therapies.

Gross profit
Gross profit increased $134,000 as a result of the factors discussed in Revenues and Cost of Sales above.  Gross profit was 32.3% of revenue in the third quarter of 2007 as compared to 32.8% of revenue in the third quarter of 2006. Gross profit increased by $287,000 or 13.2% at the retail pharmacies and decreased by $153,000, or 12.6% at Park InfusionCare.

Operating expenses
Operating expenses increased $405,000 from $2,969,000 in the third quarter of 2006 to $3,374,000 in the third quarter of 2007.  The increase in healthcare operating expenses is due to increases at the retail pharmacies and at Park InfusionCare related to increased payroll and payroll related expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA decreased by $313,000 to EBITDA of $199,000 in the third quarter of 2007 from EBITDA of $512,000 in the third quarter of 2006.  This overall decrease is due primarily to an increase in operating expenses at the retail pharmacies and Park InfusionCare. EBITDA at the retail pharmacies decreased 8.8% in the third quarter of 2007 to $488,000 from $534,000 in the third quarter of 2006.  During the third quarter of 2007, Park InfusionCare had an EBITDA loss of ($118,000) in the third quarter of 2007 compared to EBITDA of $123,000 in the third quarter of 2006, a decrease of $241,000.

Real Estate Advisory Services

Revenue
Revenue increased $2,273,000 from $1,971,000 in the third quarter of 2006 to $4,244,000 during the third quarter of 2007.  This increase is due to increases at CPOC commissions earned for tenant representation services in the third quarter of 2007.

Cost of Sales
Cost of sales was $2,427,000 for the third quarter of 2007, representing 57.2% of revenue.  By comparison, cost of sales was $1,130,000 or 57.3% of revenue in the third quarter of 2006.  The increase in the cost of sales percentage is due to an increase in broker commissions earned as a percentage of total revenue.  Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets.  Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating expenses decreased $25,000 from $681,000 in the third quarter of 2006 to $656,000 for the third quarter of 2007.  The decrease in operating expenses is due primarily to decreases in depreciation and amortization expense at CPOC.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased 398.0% to $1,188,000 in the third quarter of 2007 from $238,000 in the third quarter of 2006.  This overall increase is primarily due to a $927,000 increase in EBITDA from CPOC due to increased revenues.

Corporate & Other

Operating expenses
Operating expenses increased $21,000 from $304,000 in the third quarter of 2006 to $325,000 in the third quarter of 2007 and is primarily comprised of increased expenses for professional fees in the normal course of business.

Equity in income (losses) of equity method investees
Equity in income (losses) of equity method investees increased $298,000 from ($84,000) during the third quarter of 2006 to $214,000 for the third quarter of 2007.  Equity in income (losses) of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the gains (losses) of Ampco Partners, Ltd. and Fairways Frisco, LP as follows:

	Three Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$15,000	$5,000
Fairways Frisco, L.P.	199,000	(89,000)
	$214,000	$(84,000)

The equity in income of Fairways Frisco represents our share of the net gain (losses) of Fairways Frisco for the three months ended September 30, 2007 and 2006, respectively.  These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco. On August 3, 2007, the Frisco Square Partnerships transferred a significant portion of their real estate interests and related liabilities to a new limited partnership in exchange for an interest in such entity.  As part of that transaction, a third-party financial partner contributed cash into such new partnership in exchange for its limited partnership interest in the new partnership owning the real estate interest and related liabilities previously owned by the Frisco Square Partnerships. The Frisco Square Partnerships realized a gain on the sale of its land and buildings to the new partnership.

Results of Operations:  Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	Healthcare			Real Estate Advisory Services
	2007	2006	$ Change	2007	2006	$ Change
		(Restated)
Revenue	$32,809,000	$30,273,000	$2,536,000	$11,171,000	$8,504,000	$2,667,000
Cost of Sales	21,917,000	21,061,000	856,000	6,951,000	5,071,000	1,880,000
Gross Profit	10,892,000	9,212,000	1,680,000	4,220,000	3,433,000	787,000
Operating expenses	9,716,000	9,191,000	525,000	2,136,000	2,353,000	(217,000)
Equity in income (losses) of equity method investees	-	-	-	-	-	-
Other income	83,000	90,000	(7,000)	-	100,000	(100,000)
Interest income (expense), net	(313,000)	(252,000)	(61,000)	(165,000)	(313,000)	148,000
Minority interests	-	-	-	(21,000)	(23,000)	2,000
Income tax provision	(38,000)	-	(38,000)	(193,000)	(86,000)	(107,000)
Discontinued operations	-	230,000	(230,000)	-	-	-
Net income (loss)	$908,000	$89,000	$819,000	$1,705,000	$758,000	$947,000
Plus:
Interest (income) expense, net	$313,000	$252,000	$61,000	$165,000	$313,000	$(148,000)
Income tax provision	38,000	-	38,000	193,000	86,000	107,000
Depreciation and amortization	198,000	293,000	(95,000)	140,000	223,000	(83,000)
Discontinued operations	-	(230,000)	230,000	-	-	-
EBITDA	$1,457,000	$404,000	$1,053,000	$2,203,000	$1,380,000	$823,000

	Nine Months Ended September 30,
	Corporate & Other			Consolidated
	2007	2006	$ Change	2007	2006	$ Change
					(Restated)
Revenue	$-	$-	$-	$43,980,000	$38,777,000	$5,203,000
Cost of Sales	-	-	-	28,868,000	26,132,000	2,736,000
Gross Profit	-	-	-	15,112,000	12,645,000	2,467,000
Operating expenses	1,128,000	876,000	252,000	12,980,000	12,420,000	560,000
Equity in income (losses) of equity method investees	75,000	(300,000)	375,000	75,000	(300,000)	375,000
Other income	69,000	32,000	37,000	152,000	222,000	(70,000)
Interest income (expense), net	(41,000)	(14,000)	(27,000)	(519,000)	(579,000)	60,000
Minority interests	(1,000)	(8,000)	7,000	(22,000)	(31,000)	9,000
Income tax provision	(43,000)	(12,000)	(31,000)	(274,000)	(98,000)	(176,000)
Discontinued operations	-	-	-	-	230,000	(230,000)
Net income (loss)	$(1,069,000)	$(1,178,000)	$109,000	$1,544,000	$(331,000)	$1,875,000
Plus:
Interest (income) expense, net	$41,000	$14,000	$27,000	$519,000	$579,000	$(60,000)
Income tax provision	43,000	12,000	31,000	274,000	98,000	176,000
Depreciation and amortization	19,000	18,000	1,000	357,000	534,000	(177,000)
Discontinued operations	-	-	-	-	(230,000)	230,000
EBITDA	$(966,000)	$(1,134,000)	$168,000	$2,694,000	$650,000	$2,044,000

Consolidated Overview

Revenues
Total revenues of the Company increased $5,203,000 during the nine month period ended September 30, 2007 to $43,980,000.  This represents a 13.4% increase over revenue of $38,777,000 in the nine month period ended September 30, 2006.  The increase is primarily attributable to increased volume of retail pharmacy prescriptions and other merchandise at the retail pharmacies and increased revenue at Park InfusionCare in the healthcare segment of our business and an increase in the commissions earned for tenant representation services in the real estate advisory services segment of our business.

Cost of sales
The cost of sales of the Company increased $2,736,000 during the nine month period ended September 30, 2007 to $28,868,000 or 65.6% of revenues.  Cost of sales in the nine month period ended September 30, 2006 was $26,132,000 or 67.4% of revenues.  The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and increased volume of infusion therapy drugs dispensed in the healthcare segment of our business and an increase in the amount of broker commissions earned for tenant representation services in the real estate advisory services segment of our business.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased by $2,044,000 to EBITDA of $2,694,000 in the third quarter of 2007 from EBITDA of $650,000 in the third quarter of 2006. This overall increase is due to increases in EBITDA in all of the company’s segments, including healthcare, real estate advisory services and corporate and other.

Healthcare

Revenues
Total revenues increased $2,536,000 during the nine month period ended September 30, 2007 to $32,809,000.  This represents an 8.4% increase over revenue of $30,273,000 in the first nine months of 2006.  The increase includes a 3% increase in the number of retail pharmacy prescriptions filled and increased volume of infusion therapy drugs dispensed.  The increase in revenue of $1,728,000, or 6.9% at the retail pharmacies, is combined with an increase of $808,000, or 15%, at Park InfusionCare.

Cost of sales
The cost of sales increased $856,000 during the first nine months of 2007 to $21,917,000 or 66.8% of revenues.  Cost of sales in the first nine months of 2006 was $21,061,000 or 69.6% of revenues.  The overall increase in cost of sales is primarily due to increased volume of retail pharmacy prescriptions filled and sales of other merchandise along with increased volume of infusion therapy drugs dispensed at Park InfusionCare.  In addition, the increase in the cost of sales includes a 3.3% increase in the cost of sales at the retail pharmacies versus a 6.9% increase in revenue at the retail pharmacies due to improved purchasing, an increased mix of generic prescriptions as compared to brand name drugs as well as sales of higher margin products and a 9.6% increase in the cost of sales at Park InfusionCare versus a 15% increase in revenue at Park InfusionCare due to a change in the mix of revenue to higher margin therapies.

Gross profit
Gross profit increased $1,680,000 as a result of the factors discussed in Revenues and Cost of Sales above.  Gross profit was 33.2% of revenue in the first nine months of 2007 as compared to 30.4% of revenue in the first nine months of 2006. Gross profit increased by $1,115,000, or 17.6% at the retail pharmacies and $565,000, or 19.7% at Park InfusionCare.

Operating expenses
Operating expenses increased $525,000 from $9,191,000 in the first nine months of 2006 to $9,716,000 in the first nine months of 2007.  The increase in healthcare operating expenses is due primarily to a $305,000 increase at Park InfusionCare and a $220,000 increase at the retail pharmacies due primarily to increased payroll and payroll related expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased by $1,053,000 to EBITDA of $1,457,000 in the first nine months of 2007 from EBITDA of 404,000 in the first nine months of 2006.  This overall increase is due primarily to an increase in revenue at the retail pharmacies and lower costs. EBITDA at the retail pharmacies increased 55.3% in the first nine months of 2007 to $2,028,000 from $1,306,000 in the first nine months of 2006.  During the first nine months of 2007, Park InfusionCare had an EBITDA loss of ($100,000) in the first nine months of 2007 from an EBITDA loss of ($275,000) in the first nine months of 2006, a decrease of $175,000.

Real Estate Advisory Services

Revenue
Revenue increased $2,667,000 from $8,504,000 in the first nine months of 2006 to $11,171,000 during the first nine months of 2007.  The increase is due to an increase of $3,019,000 in revenue generated by CPOC which is offset by a decrease of $352,000 in revenue generated by Capital Markets.  The revenue increase at CPOC is due to an increase in commissions earned for tenant representation services in the first nine months of 2007. The decrease in revenue at Capital Markets is due to fewer fees earned from the closing of advisory transactions as compared to transactions fees earned in the first nine months of 2006.

Cost of Sales
Cost of sales was $6,951,000 for the first nine months of 2007, representing 62.2% of revenue.  By comparison, cost of sales was $5,071,000 or 59.6% of revenue in the first nine months of 2006.  The increase in the cost of sales percentage is due to an increase in broker commissions earned as a percentage of total revenue.  Brokerage commissions can vary depending on the transaction terms and whether brokers have reached certain commission targets.  Cost of sales includes all direct costs, including license fees and broker commissions, incurred in connection with a real estate advisory transaction.

Operating Expenses
Operating expenses decreased $217,000 from $2,353,000 in the first nine months of 2006 to $2,136,000 for the first nine months of 2007.  The decrease in operating expenses is due primarily to a $255,000 decrease in expenses for Capital Markets as a result of a decrease in professional bonus and management fee expenses which are recorded based on a percentage of revenue earned by Capital Markets.

Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA increased 59.6% to $2,203,000 in the first nine months of 2007 from $1,380,000 in the first nine months of 2006.  This overall increase includes a decrease in EBITDA of $50,000 from Capital Markets plus a decrease in EBITDA of $100,000 from ASDS due to a decrease in other income partially offset by an increase in EBITDA of $973,000 from CPOC due to increases in revenues.

Corporate & Other

Operating expenses
Operating expenses increased $252,000 from $876,000 in the first nine months of 2006 to $1,128,000 in the first nine months of 2007 and is primarily comprised of increased expenses for professional fees in the normal course of business.

Equity in losses of equity method investees
Equity in income (losses) of equity method investees increased $375,000 from ($300,000) during the first nine months of 2006 to $75,000 for the first nine months of 2007.  Equity in income (losses) of equity method investees represents our pro-rata portion, based on our limited partnership interests, of the gains (losses) of Ampco Partners, Ltd. and Fairways Frisco, LP as follows:

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Ampco Partners, Ltd.	$79,000	$73,000
Fairways Frisco, L.P.	(4,000)	(373,000)
	$75,000	$(300,000)

The equity in income of Fairways Frisco represents our share of the net gain (losses) of Fairways Frisco for the nine months ended September 30, 2007 and 2006, respectively.  These amounts are a non-cash adjustment to our operating results and we have no obligation to fund the operating losses or debts of Fairways Frisco. On August 3, 2007, the Frisco Square Partnerships transferred a significant portion of their real estate interests and related liabilities to a new limited partnership in exchange for an interest in such entity.  As part of that transaction, a third-party financial partner contributed cash into such new partnership in exchange for its limited partnership interest in the new partnership owning the real estate interest and related liabilities previously owned by the Frisco Square Partnerships. The Frisco Square Partnerships realized a gain on the sale of its land and buildings to the new partnership.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of approximately $2.4 million as compared to a working capital deficit of approximately $0.1 million at December 31, 2006.  This increase is due primarily to $3.7 million of notes payable included as a current liability at December 31, 2006, which were refinanced and thus classified as long term at September 30, 2007.  These notes payable related to the Healthcare segment which was refinanced with a new credit facility with Amegy Bank in February 2007.

As of September 30, 2007, we had cash and cash equivalents of approximately $1.3 million as compared to approximately $2.7 million at December 31, 2006.  Cash flows from operating activities were $1.3 million which is offset by a decrease in cash used in financing activities of $2.5 million as a result of payments on notes payable of $11.3 million offset by cash borrowed on notes payable of $8.8 million.

Our future capital needs are uncertain.  The Company may or may not need additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to stockholders.

Cash Flow

Since December 31, 2006, we have decreased our cash balances by approximately $1,383,000. Cash flow from operating activities totaled $1,281,000.  We used cash in investing activities of $186,000 due primarily to purchases of property and equipment.  We also used cash in financing activities of approximately $2,478,000 primarily for payments on notes payable of $11.3 million offset by cash borrowed on notes payable of $8.8 million

Tax Loss Carryforwards

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

Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under debt and lease agreements and other contractual obligations at September 30, 2007 and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.  This is all forward-looking information and is subject to the risks and qualifications set forth at the beginning of Item 2.

Contractual Obligations
As of September 30, 2007	Payments due by Period
	Less than	1-3	3-5	More than
	1 year	Years	Years	5 years	Total

Lease Obligations	$1,246,000	$2,298,000	$794,000	$1,790,000	$6,128,000
Notes Payable	2,835,000	4,346,000	229,000	-	7,410,000

Total	$4,081,000	$6,644,000	$1,023,000	$1,790,000	$13,538,000

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

Upon the adoption of FIN 48, we had no unrecognized tax benefits.  During the first nine months of 2007, we recognized no adjustments for uncertain tax benefits.  We recognize interest and penalties related to uncertain tax positions in income tax expense; however, no interest and penalties related to uncertain tax positions were accrued at September 30, 2007.  The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate.  We expect no material changes to unrecognized tax positions within the next twelve months.

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

We are exposed to interest rate risk as a result of CPOC’s term note payable to First Republic Bank, which bears interest payable monthly at the prime rate minus 0.25% per annum. We are also exposed to interest rate risk under our term note payable to Ampco Partners, Ltd, which bears interest at the prime rate plus 4.00%.  In addition, we are now exposed to interest rate risk under DHI’s Amegy Bank revolving line of credit which bears interest at the prime rate and term note which bears interest at the prime rate plus 0.25% along with exposure to interest rate risk under DHI’s Presidential Health Credit revolving line of credit which bears interest at the prime rate plus 2.00% but not less than 10.25%.  If the effective interest rate under these term notes were to increase by 100 basis points (1.00%), our annual financing expense would increase by approximately $59,000, based on the average balance outstanding under the term note during the nine month period ended September 30, 2007.  A 100 basis points (1.00%) increase in market interest rates would decrease the fair value of our fixed rate debt by approximately $9,000.  We did not experience a material impact from interest rate risk during the nine month period ended September 30, 2007.

In addition, our ability to finance future acquisitions through debt transactions may be impacted if we are unable to obtain appropriate debt financing at acceptable rates.  We are exposed to market risk from changes in interest rates through our investing activities.  Our investment portfolio consists primarily of investments in high-grade commercial bank money market accounts.

The following table summarizes the financial instruments held by us at September 30, 2007, which are sensitive to changes in interest rates.  At September 30, 2007, approximately 89% of our debt was subject to changes in market interest rates and was sensitive to those changes.  Scheduled debt principal payments for the twelve months ending September 30, are as follows:

	Fixed Rate	Variable	Total

2008	$174,000	$2,661,000	$2,835,000
2009	617,000	3,154,000	3,771,000
2010	25,000	550,000	575,000
2011	-	229,000	229,000
Thereafter	-	-	-
	$816,000	$6,594,000	$7,410,000

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b), the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  As required by Rule 13a-15(d), the Company’s management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in our Annual Report of Form 10-K, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective, due to the identification of a material weakness in the revenue recognition process at its Park InfusionCare subsidiary.  During 2006, variances from expected payments received from insurance companies were not investigated in a timely manner, and thus were incorrectly accounted for as liabilities rather than revenue. The Company evaluated these payments and an adjustment of approximately $482,000 was recorded in order to increase revenue and reduce the net loss of the Park InfusionCare subsidiary for the year-ended December 31, 2006.

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

In order to remediate this material weakness, the Company has reviewed and is documenting the processes relating to the recording, processing, reconciliation, recognition and reporting of revenue at our subsidiaries.  In addition, the Company has provided additional training, review and supervision of personnel responsible for the billing, collection and accounting of the Park InfusionCare revenue.  The effectiveness of these measures will be subject to ongoing management review supported by confirmation and testing by management as well as audit committee oversight.  As a result, the Company expects that additional changes will be made to its processes as time progresses.  On November 7, 2007, the Company sold its ownership interests in Park InfusionCare subsidiary.

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

There have been no material changes in the Company’s legal proceedings during the nine months ended September 30, 2007 as described in Item 3 of Part I of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 16, 2007.

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

2.1
Partnership Interest Purchase Agreement, dated as of November 7, 2007, between Maverick Healthcare Group, LLC and Dougherty’s Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 9, 2007)

31.1	Written Statement of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Written Statement of Vice President-Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2007, by David E. Bowe as President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Ascendant Solutions, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2007, by Mark S. Heil as Vice President-Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

10.45	Lease Agreement dated as of July 16, 2007 between Fairways 2001 Office Partners, Ltd. and Ascendant Solutions, Inc.*

*Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENDANT SOLUTIONS, INC

Date: November 14, 2007
	By:	/s/ David E. Bowe
David E. Bowe
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2007
	By:	/s/ Mark S. Heil
Mark S. Heil
Vice President-Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)