Form 10-Q
period 2017-06-30
Dougherty's Pharmacy, Inc.
filed 2017-08-14
CIK 1080029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 000-27945

DOUGHERTY’S PHARMACY, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2900905
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5924 ROYAL LANE SUITE 250

DALLAS, TEXAS 75230

(Address of principal executive offices) (Zip code)

972-250-0945

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, $0.0001 par value, of registrant outstanding at August 7, 2017: 22,476,821

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Balance Sheets

(000’s omitted, except par value and share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$448	$58
Restricted cash	303	303
Trade accounts receivable, net	1,749	1,901
Other receivables	313	113
Receivable from affiliates	11	12
Inventories, net	3,443	3,340
Prepaid expenses	209	286
Total current assets	6,476	6,013
Long term receivable	608	–
Property and equipment, net	1,168	1,386
Intangible assets, net	3,227	3,681
Investments carried at cost	–	1,295
Deferred tax asset	3,000	3,000
Total assets	$14,479	$15,375

LIABILITIES

Current Liabilities
Accounts payable	$3,029	$2,643
Accrued liabilities	369	293
Notes payable, current portion	783	1,129
Total current liabilities	4,181	4,065
Notes payable, long-term portion	7,053	7,607
Total liabilities	11,234	11,672

STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.0001 par value; 7,500,000 shares authorized: none issued and outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,506,821 shares issued and 22,476,821 shares outstanding at June 30, 2017; 23,447,679 shares issued and 22,417,679 shares outstanding at December 31, 2016	2	2
Additional paid-in capital	60,159	60,144
Accumulated deficit	(56,519)	(56,046)
Treasury stock, at cost, 1,030,000 shares	(397)	(397)
Total stockholders' equity	3,245	3,703
Total liabilities and stockholders' equity	$14,479	$15,375

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Operations

(000’s omitted, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$10,211	$10,998	$20,266	$21,814
Cost of sales	7,448	8,163	14,716	16,057
Gross profit	2,763	2,835	5,550	5,757

Operating expenses
Selling, general and administrative expenses	2,624	2,692	5,188	5,447
Non-cash stock compensation	3	4	15	10
Depreciation and amortization	254	267	520	528
Total operating expenses	2,881	2,963	5,723	5,985
Operating loss	(118)	(128)	(173)	(228)

Other income	–	40	–	40
Interest expense	(100)	(111)	(202)	(217)
Loss on disposal of assets	(75)	(114)	(75)	(114)
Loss before provision for income tax	(293)	(313)	(450)	(519)
Income tax provision	(12)	(10)	(23)	(20)
Net loss	$(305)	$(323)	$(473)	$(539)

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted-average number of shares - Basic and diluted	22,455,471	22,126,281	22,436,615	22,111,519

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Cash Flows

(000’s omitted)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(473)	$(539)
Items not requiring (providing) cash
Loss from disposal of assets	75	114
Provision for doubtful accounts	–	28
Depreciation and amortization	520	528
Stock-based compensation	15	10
Changes in operating assets and liabilities:
Accounts receivable	87	(233)
Inventories	(140)	(174)
Prepaid expenses and other assets	(56)	112
Accounts payable	367	1,084
Accrued liabilities	77	28

Net cash provided by operating activities	472	958

Investing Activities
Purchases of property and equipment	(73)	(461)
Cash proceeds from disposition of pharmacy	274	–
Cash received upon disposition of investment	617	–

Net provided by (used in) investing activities	818	(461)

Financing Activities
Payments on notes payable	(10,326)	(14,267)
Proceeds from notes payable	9,426	13,750

Net cash used in financing activities	(900)	(517)

Net increase (decrease) increase in cash	390	(20)

Cash, beginning of period	361	371
Cash, end of period	$751	$351

Supplemental Cash Flow Information
Cash paid for income taxes	$40	$42
Cash paid for interest	$191	$205

Reconciliation of Cash to the Consolidated Balance Sheets
Cash	$448	$49
Restricted cash	303	302
Total cash	$751	$351

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

1.       Organization and Significant Accounting Policies

Description of Business

Dougherty’s Pharmacy, Inc. (“Dougherty’s” or the “Company”) is a value oriented investment firm focused on successfully acquiring, managing and growing community based pharmacies in the Southwest Region.

A summary of the Company’s investments at June 30, 2017, is shown in the table below:

Date	Entity	Transaction Description	% Ownership

March 2004	Dougherty’s Holdings, Inc. and subsidiaries (“DHI” or the “Borrowers”)	Acquisition of retail pharmacy	100%

September 2010	ASDS of Orange County, Inc. (“ASDS”)	Holding company for Investment in CRESA Partners of Orange County, L.P. (“CPOC”)	100%

On February 7, 2017, CRESA Partners of Orange County, L.P., an affiliate of Cresa Partners-West, Inc. was acquired by Savills Studley, Inc. liquidating the partnership interest in its entirety held by ASDS of Orange County, Inc. As of December 31, 2016, the estimated value of this investment was recorded at $1,295,000, which represents the estimated future cash payments for this transaction. The Company has received payments of $617,000 and recorded $70,000 included in short term other receivables with the remainder as a long term receivable due in three increments over 49 months, contingent on certain milestones expected to be achieved.

On May 6, 2017, the Company sold its pharmacy in Humble, Texas, acquired in September 2014, and received total cash proceeds of $274,000 related to this transaction. The revenues and earnings of the pharmacy are not significant to the consolidated financial statements taken as a whole.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dougherty’s and all subsidiaries for which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Form 10. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. Due to seasonality, the results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for any future interim period for the year ending December 31, 2017.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

1.       Organization and Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company’s credit risk relates primarily to its trade accounts receivables and its receivables from affiliates, along with cash deposits maintained at financial institutions in excess of federally insured limits on interest bearing accounts. Management performs continuing evaluations of debtors’ financial condition and maintains an allowance for uncollectible accounts as determined necessary.

Accounts Receivable

Receivables recorded in the financial statements represent valid claims against debtors for services rendered or other charges arising on or before the balance sheet date. Management makes estimates of the collectability of accounts receivable. Specifically, management analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in customer payment terms and collections trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing accounts receivable may result in additional allowances for doubtful accounts being recognized in the periods in which the change in assumptions occurs.

At June 30, 2017 and 2016, 100% of the trade accounts receivable is from retail pharmacy operations.

Inventories

Inventories consist of health care product finished goods held for resale, valued at the lower of cost using the first-in, first-out method or market. The Company maintains an estimated reserve against inventory for excess, slow-moving, and obsolete inventory as well as inventory for which carrying value is in excess of its net realizable value.

Long-Lived Assets

The Company evaluates the recoverability of the carrying value of its long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Revenue Recognition

Revenues generated by the retail pharmacy operations are reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional health care providers and others. The Company recognizes revenue from the sale of pharmaceutical products and retail merchandise as transactions occur and product is delivered to the customer. Revenue from product sales is recognized at the point of sale and service revenue is recognized at the time services are provided.

Sales and similar taxes collected from clients are excluded from revenues. The obligation is included in accounts payable until the taxes are remitted to the appropriate taxing authorities.

All revenues earned during the three and six months ended June 30, 2017 and 2016, were earned from the retail pharmacy business.

Cost of Sales

Cost of sales includes the purchase price of goods sold, prescription packaging, compounded prescription direct labor, inventory obsolescence, freight costs, cash discounts and vendor rebates. Rebates or refunds received by the Company from its suppliers are considered as an adjustment of the prices of the supplier’s products purchased by the Company.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold consider the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

Earnings per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss and unrecognized stock based-based compensation by the weighted-average number of common shares outstanding during the period and the unvested restricted stock units. The unrecognized stock based compensation as of June 30, 2017 and 2016 is $127,000 and $46,000, respectively; the unvested restricted stock units are 658,500 and 233,000, respectively. Due to the net losses for both years, restricted stock units for 2017 and 2016 were anti-dilutive.

Accounting Pronouncements Not Yet Adopted

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers (Topic 606)”

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance including the transition method.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

2.       Notes Payable

Notes payable consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
First National Bank of Omaha Credit Facility and Promissory Note secured by certain retail pharmacy assets
Revolving line of credit in the principal amount of $4,750,000, interest at LIBOR plus 3.25% (4.31% at June 30, 2017)	$3,970,000	$4,179,000

Term note in the principal amount of $150,000 with interest payable at LIBOR plus 3.25% (4.31% at June 30, 2017) per annum payable in monthly installments of $10,000 plus all accrued and unpaid interest due. Paid in full February 8, 2017.	–	100,000

Cardinal Health Term Notes, secured by certain retail pharmacy assets
Term note in the principal amount of $1,500,000 with interest payable at prime plus 2.75 (7.0% at June 30, 2017) per annum payable in monthly installments of $17,861 plus interest, a final payment of $446,533 plus all accrued and unpaid interest due in full on February 20, 2017. Refinanced March 31, 2017.	–	447,000

Term note in the principal amount of $432,859 at fixed interest rate of 8.11% per annum payable in 36 monthly installments of $13,641. Final payment plus accrued and unpaid interest due in full on April 10, 2020.	402,000	–

Term note in the principal amount of $1,827,850 with interest payable at prime plus 2.6% (6.85% at June 30, 2017) per annum payable in monthly installments of $15,232 plus interest, a final payment of $929,157 plus all accrued and unpaid interest due in full on July 10, 2020.	1,462,000	1,553,000

Term note in the principal amount of $1,241,350 with interest payable at prime plus 2.6% (6.85% at June 30, 2017) per annum payable in monthly installments of $10,344 plus interest, a final payment of $638,850 plus all accrued and unpaid interest due in full on January 10, 2020.	931,000	993,000

Term note in the principal amount of $744,100 with interest payable at prime plus 2.38% (6.63% at June 30, 2017) per annum payable in monthly installments of $6,200 plus interest, a final payment of $378,251 plus all accrued and unpaid interest due in full on August 10, 2020.	607,000	645,000

Term note in the principal amount of $305,350 with interest payable at prime plus 2.4% (6.65% at June 30, 2017) per annum payable in monthly installments of $2,545 plus interest, a final payment of $155,220 plus all accrued and unpaid interest due in full on August 10, 2019.	216,000	231,000

Term note in the principal amount of $168,350 with interest payable at prime plus 2.6% (6.85% at June 30, 2017) per annum payable in monthly installments of $2,004 plus interest, a final payment of $50,356 plus all accrued and unpaid interest due in full on September 10, 2019.	–	112,000

Acquisition Notes Payable , unsecured
Notes payable to sellers of acquired pharmacies with varying monthly payments with interest at 5.5% due through September 2018.	203,000	309,000

Insurance notes payable, secured by the respective insurance policies
Notes payable for the Company’s insurance policy premiums with varying monthly payments due through September 2017. Interest rates vary up to 3.68%	45,000	167,000
	7,836,000	8,736,000
Less current portion	(783,000)	(1,129,000)
	$7,053,000	$7,607,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

2.       Notes Payable (Continued)

Future maturities of notes payable at June 30, 2017 are as follows:

2017	$783,000
2018	4,652,000
2019	2,017,000
2020	384,000
$7,836,000

The revolving line of credit (“the Revolver”) with the First National Bank of Omaha (“the Lender”) is secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers and includes nonfinancial and financial covenants including debt service coverage and funded debt to operating EBITDA ratios. As of June 30, 2017 the Borrowers were in compliance with these financial covenants via waiver letter by the Lender. Subsequent to June 30, 2017, the Revolver was extended and renegotiated.(See Note 6, Subsequent Events) Accordingly, the Revolver has been excluded from current liabilities in the accompanying 2017 and 2016 consolidated balance sheets.

The Company refinanced the Cardinal Health Term Note due February 20, 2017 to a term of 36 months at 8.11% fixed rate interest.

3.       Stock and Share-Based Compensation

Restricted Share Unit Incentive Plan

On November 13, 2013, the Board of Directors approved and adopted the Restricted Share Unit (“RSU”) Incentive Plan. Under the plan the Company can award RSUs to employees and non-employee directors and consultants pursuant to restricted stock agreements contingent upon continuous service. Under the restricted stock agreements, the restricted shares will vest annually over a four-year period and will be payable in stock, valued at the fair market value on the grant date.

As of June 30, 2017, the following shares had been issued under the 2013 RSU Plan:

Year of Issuance:	Number of Shares	Fair Value at Date of Grant	Shares Vested	Non-Vested	Cancelled
2013	120,000	$26,400	90,000	25,000	5,000
2014	122,100	$30,946	86,300	25,650	10,150
2015	150,000	$39,000	70,000	65,000	15,000
2016	–	–	–	–	–
2017	563,000	$118,230	–	543,000	20,000
	955,100	$214,576	246,300	658,650	50,150

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

4.       Commitments and Contingencies

Operating Leases

The Company leases their pharmacy, corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Effective January 1, 2017, the Company extended the lease for the flagship pharmacy located at the intersection of Preston and Royal in Dallas, Texas, that would have expired in December 2018, until December 2028.

Minimum lease payments under all non-cancelable operating lease agreements for the twelve months ended June 30, 2017 are as follows:

2017	$760,000
2018	782,000
2019	800,000
2020	678,000
2021	671,000
Thereafter	4,191,000
$7,882,000

Legal Proceedings

The Company is occasionally involved in other claims and proceedings, which are incidental to its business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

5.       Related Party Transactions

During the three and six months ended June 30, 2017 and 2016, the Company paid fees to its directors of $14,000 and $28,000 respectively for their roles as members of the Board of Directors and its related committees; fees paid to the Company’s Chairman totaled $30,000 and $60,000 for management and other services provided.

6.       Subsequent Events

On July 1, 2017, the Company obtained an extension of the Revolver, discussed in Note 2, through September 1, 2017. On August 9, 2017, the Company obtained an additional term for the Revolver in the amount of $4,450,000 effective September 1, 2017, and then effective February 1, 2018, in the amount of $4,000,000. Outstanding advances under the Revolver will bear interest at LIBOR plus 3.25% (4.49% at August 9 2017). Accrued and unpaid interest on the Revolver is due monthly beginning on September 1, 2017. All outstanding principal under the Revolver plus all accrued and unpaid interest thereon is due and payable in full on August 1, 2018. The Revolver is secured by certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company. The Revolver is subject to certain financial restrictions, subject to the Lender’s prior written approval, including, but not limited to, capital expenditures not to exceed $200,000, additional indebtedness, acquisitions of entities and payment of dividends and distributions. Furthermore, the loan agreement provides that the Borrowers will maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

The forward-looking statements contained in this Form 10-Q and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.

Statements that are not historical facts are forward-looking statements, including, without limitation, those regarding estimates of and goals for future financial and operating performance as well as forward-looking statements concerning the expected execution and effect of our business strategies. Words such as “expect,” “likely,” “outlook,” “forecast,” “preliminary,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “guidance,” “continue,” “sustain,” “synergy,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to the following:

•	We have limited funds and may require additional financing;
•	We may not be able to effectively integrate and manage our current and anticipated growth strategies;
•	We could be subject to unforeseen costs associated with our Pharmacy Acquisitions which could reduce our profitability;
•	We may enter into additional leveraged transactions in connection with future Pharmacy Acquisitions;
•	We may be negatively affected by restrictive terms and covenants in our existing credit facility;
•	We may be required to perform as a co-guarantor on certain indebtedness obligations, and if such event were to occur, we do not anticipate that we would have sufficient cash resources to meet such obligations;
•	We are substantially dependent on a single supplier of pharmaceutical products;
•	We must maintain sufficient sales to qualify for favorable pricing under our long term supply contract;
•	We may be affected by the introduction of new brand name and generic prescription drugs, the conversion rate and mix of prescriptions filled, the reimbursement rate by third party payors of prescriptions and increases in the cost to procure those drugs;
•	We are subject to considerable uncertainty as to how current Health Reform Laws will affect our business and operations;
•	We could be negatively affected by future legislative or regulator policies designed to manage healthcare costs or alter healthcare financing practices; and
•	We handle confidential healthcare information for our customers and are subject to the risk in securing such confidential information and protecting it from cyber-attacks.

These and other risks, assumptions and uncertainties are described in Item 1A. “Risk Factors” These risks and uncertainties include, but are not limited to, those factors described in the “Risk Factors” sections of our Form 10-12G filed on June 2, 2017. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement.

OVERVIEW

Key measures used by the Company’s management to evaluate business performance include revenue, gross profit, selling, general and administrative expense (“SG&A”) and EBITDA. EBITDA is calculated as net income before deducting interest, taxes, depreciation and amortization. EBITDA is a non-GAAP measure that Company’s management considers to best present the results of ongoing operations and is useful when comparing the performance between different reporting periods. In certain instances, we have presented EBITDA (Adjusted) which also excludes certain one-time, non-recurring, non-operating losses or impairments, as the Company considers excluding these adjustments necessary to derive the results of ongoing operations. In those instances, we have identified when the Company is presenting adjusted EBITDA. Although EBITDA or EBITDA (Adjusted) is not a measure of actual cash flow because it does not consider changes in assets and liabilities that may impact cash balances, the Company believes it is a useful metric to evaluate operating performance and has therefore included such measures in the discussion of operating results below.

The Company also tracks prescriptions sold to assess operational performance.

Overview of Our Business

Dougherty’s Pharmacy, Inc. (“Dougherty’s,” which is also referred to in this Quarterly Report on Form 10-Q as “we,” “us,” or “the Company”) is a value oriented company focused on successfully acquiring, managing and growing community based pharmacies in the Southwest Region. Our wholly owned subsidiary, Dougherty’s Holdings, Inc., owns and operates multiple Dougherty’s Pharmacies, which we operate as a single segment in our financial reporting. The flagship store, Dougherty’s Pharmacy, is a turn-key multi-service pharmacy located in a highly prestigious area of Dallas, Texas. Centrally located, we believe that Dougherty’s Pharmacy continues to provide a level of service not typically provided by national pharmacy chain stores. We fulfill virtually any prescription need, from the simplest to the most complex compounding prescriptions. Most national pharmacy chains do not provide complex pharmacy prescription services. We specialize in providing solutions for our retail customers’ pharmacy needs and also for our customers residing in assisted living facilities. Dougherty’s long history began in 1929 and continues today as one of Dallas’s oldest, largest and best-known full-service pharmacies, which also includes durable medical equipment, home healthcare products services, and health and wellness supplements. We have a customer service oriented philosophy and typically do not attempt to compete solely based on price, as is the case with most of the national pharmacy chains.

Additional community pharmacies are located in Dallas, El Paso, and Springtown, Texas and in McAlester, Oklahoma.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations for the three and six months ended June 30, 2017 and 2016, and the significant developments affecting our financial condition since the Form 10-12G and Form 10-12G/A filed June 2, 2017 and July 21, 2017, respectively. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2016 and 2015 and the three months ended March 31, 2017 and 2016 filed in those reports, along with this report.

Comparison of the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016 (000’s Omitted)

	Three Months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$10,211	$10,998	$20,266	$21,814
Cost of sales	7,448	8,163	14,716	16,057
Gross profit	2,763	2,835	5,550	5,757
Operating expenses
Selling, General and Administrative	2,627	2,696	5,203	5,457
Depreciation and amortization	254	267	520	528
Other income	–	40	–	40
Interest expense	100	111	202	217
Loss of disposal of assets	75	114	75	114
Income tax provision	12	10	23	20
Net loss	$(305)	$(323)	$(473)	$(539)
plus:
Interest expense	$100	$111	$202	$217
Depreciation and amortization	254	267	520	528
Loss on disposal of assets	75	114	75	114
Income tax provision	12	10	23	20
EBITDA (Adjusted)	$136	$179	$347	$340

Prescription count	109,376	110,454	221,221	221,525

Revenues

Net revenues decreased approximately $787,000 or 7.2%, and $1.6 million, or 7.1% in the three and six months ended June 30, 2017.The decrease includes a less than 1% decrease in the number of retail pharmacy prescriptions sold. The decline in revenues per prescription sold during the three and six months ended June 30, 2017 as compared to the same periods for 2016 are due to lower revenues per prescription filled due to the brand to generic conversion and lower generic selling prices as experienced during the first three months of 2017. Management expects this trend will continue for the remainder of 2017, resulting in lower revenues filled due to brand to generic conversion and lower generic selling prices in 2017. Prescriptions sold are expected to continue to remain consistent, with prior years.

Gross profit

Gross profit dollars decreased $72,000, or 2.5%, and $207,000, or 3.6% in the three and six months ended June 30, 2017, as compared to prior year. Gross profit as a percent of revenues increased approximately 130 basis points for the three months ended June 30, 2017, to 27.1%, as compared to prior year. Gross profit as a percentage of net revenues increased approximately 100 basis points in the six months ended June 30, 2017 to 27.4%, as compared to prior year. as a result of the improved pricing secured in the November 2016 pricing agreement with Cardinal Health, offset by an increase in third party payor fees, as experienced during the first three months of 2017 and expected to continue to occur during the remainder of 2017. Direct and Indirect Remuneration (“DIR”) fees charged to pharmacies that relate to Medicare Part D plans, that commenced during the first quarter, continued to increase in the second quarter, to $83,000 for the three months ended June 30, 2017, up from $50,000 in the first three months, to a total of $133,000 for the six months ended June 30, 2017. Total adjudicated fees were $100,000 and $169,000 for the three and six months ended June 30, 2017, respectively, compared to $17,000 and $36,000 for the same periods of 2016, or a 588% and 369% increase, respectively, because of the DIR fees. DIR fees were 1.01% and 1.39% of total third party payor revenues for the three and six months ended June 30, 2017. DIR fees at 1.39% of total third party payor revenues should stabilize at this rate and Management expects the improved pricing from Cardinal Health to continue to offset the fees for an improved gross margin as a percent of revenues for the remainder of 2017 as compared to 2016.

SG&A expenses

SG&A expenses decreased $69,000, or 2.6%, and $254,000, or 4.7% in the three and six months ended June 30, 2017, as compared to prior year. SG&A expenses as a percentage of revenues for the three months ended June 30, 2017, increased to 25.7%, up 120 basis points from 24.5% for the same period prior year and for the six months ended June 30, 2017, increased to 25.7%, up 70 basis points from 25.0% for the same period prior year. The decrease in SG&A expenses is due primarily to cost reduction initiatives that were implemented during 2016. The increase in operating expenses as a percentage of revenues is due to lower revenue as compared to prior year. Management continues to implement cost reduction initiatives during 2017 to decrease SG&A expenses as a percentage of revenues.

Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted)

EBITDA (Adjusted) decreased $43,000, or 24.0%, and increased $7,000, or 2.1% in the three and six months ended June 30, 2017 as compared to prior year. EBITDA (Adjusted ) as a percentage of revenues decreased approximately 30 basis points to 1.3% and increased 10 basis points to 1.7% for the three and six months ended June 30, 2017, respectively, as compared to 1.6% for the three and six months ended in June 30, 2016. The decrease in EBITDA (Adjusted) for the three months ended June 30, 2017 compared to prior year is primarily due to additional SG&A expense incurred by the company related to the decision to file its Form 10. This overall increase in EBITDA (Adjusted) for the six months ended June 30, 2017, compared to prior year is due primarily to the cost improvements realized over prior year.

LIQUIDITY AND CAPITAL RESOURCES

We maintain a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we manage our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, and future investments or acquisitions. We believe our operating cash flows, as well as any potential future borrowings, will be sufficient to fund these future payments and long-term initiatives.

As of June 30, 2017, we had working capital of approximately $2.3 million as compared to working capital of approximately $1.9 million at December 31, 2016. This net increase is primarily due to cash proceeds received upon the disposition of CPOC of $0.6 million.

As of June 30, 2017, we had cash and restricted cash of approximately $751,000, of which $303,000 was restricted, as compared to approximately $361,000, of which $303,000 was restricted, at December 31, 2016. The increase in cash for the three months ended June 30, 2017, of $390,000 was primarily the result of cash proceeds received upon the disposition of the CPOC investment of $617,000.

As of June 30, 2017, the Company had total current assets of $6,476,000 and total current liabilities of $4,181,000 creating working capital of approximately $2,295,000 as compared to total current assets of $6,013,000 and total current liabilities of $4,065,000 creating working capital of approximately $1,948,000 at December 31, 2016. The increase in total cash of $390,000 and working capital of $347,000 is primarily due to cash proceeds received upon the disposition of the Humble pharmacy of $274,000 and disposition of CPOC of $617,000 during the first quarter of 2017, of which $100,000 of the proceeds were used to pay off a term note with our bank and the remainder was held in cash. The change in total cash as of June 30, 2017, without the proceeds of $617,000 from the sale of CPOC would have been a decrease of cash and working capital of $544,000.

The change in cash and cash equivalents is as follows:

	Six Months Ended June 30,
	2017	2016

Net cash provided by operating activities	$472	$958
Net provided by (used in) investing activities	818	(461)
Net cash used in financing activities	(900)	(517)
Net increase (decrease) increase in cash	$390	$(20)

Net cash provided by operating activities was approximately $472,000 in the six months ended June 30, 2017, compared to $959,000 in the six months ended June 30, 2016. The decrease of $486,000 was primarily due to changes in accounts receivable of an increase of $320,000 due to a reduction in accounts receivable related to the decline in revenues discussed above, a decrease of $717,000 due to an increase in accounts payable related to timing of payment of invoices and a decrease of $89,000 due to other net changes.

Net cash used in investing activities was approximately $818,000 in the six months ended June 30, 2017, compared to a negative $461,000 in the six months ended June 30, 2016. Cash used to purchase property and equipment was $73,000 for the six months ended June 30, 2017 compared to $461,000 for the prior year. The decrease of $388,000 was primarily due to capital expenditures incurred during the six months ended June 31, 2016 related to the relocation of a pharmacy. For the six months ended June 30, 2017, cash proceeds from the disposition of the Humble pharmacy were $274,000, and cash provided by the proceeds of the disposition of CPOC was $617,000.

Net cash used in financing activities was $900,000 in the six months ended June 30, 2017, compared to net cash used in financing activities of $517,000 in the six months ended June 30, 2016. For the six months ended June 30, 2017, borrowings of $9,426,000 and payments of $9,631,000 were made on the revolving credit facility; payments of $695,000 were made on notes payable. For the six months ended June 30, 2016, borrowings of $13,750,000 and payments of $13,662,000 were made on the revolving credit facility; payments of $605,000 were made on notes payable.

Our principal indebtedness at June 30, 2017, consists of the following:

•	A number of term notes in favor of Cardinal Health in the aggregate amount of $3,618,000, secured by certain retail pharmacy assets, and maturing between August 2019 and August 2020;
•	A revolving credit facility in the principal amount of $4,750,000, of which the Company has currently borrowed $3,970,000 on the revolving credit facility, leaving $780,000 available for future borrowings;
•	A number of notes payable to sellers of acquired pharmacies in the aggregate amount of $203,000, unsecured, and maturing on or before September 18, 2018.

The material terms under these agreements include, without limitation, notice requirements for certain material events, the provision of periodic financial statements, the maintenance of certain financial ratios, maintaining certain minimum insurance requirements, as well as restrictions on our ability to incur additional indebtedness, incur future capital expenditures, as well as restrictions on our ability purchase, create or acquire any interest in any other pharmacy store or distributing company, or loan, invest in or advance money or assets to any other person, enterprise or entity for the acquisition of a pharmacy store or distributing company without the prior written consent of the First National Bank of Omaha.

In addition, the Company may be required to make payment as a co-guarantor on a promissory note issued by a bank in favor of an individual who was previously, through August of 2008, a related party of the Company. The total principal amount due and owing under the promissory note as of July 15, 2017, of $1,887,884 (the “Guarantee Payment”), and as the co-guarantor, of which $136,000 payments have been made during 2017. The Company has received written assurance that the primary obligors are current in their payment obligations under the promissory note as of August 1, 2017. The promissory note is collateralized by a property that is currently held for sale, is expected to sell before the end of the calendar year and for which the proceeds will be sufficient and are expected to be used to pay off the balance of the promissory note. Upon payment of the promissory note in full, the restricted cash balance of $303,000, for which the Company was required to provide as escrow, and for which there are no additional escrow provisions, will be released and unrestricted for use in operations, financing or investing as determined Management. As the co-guarantor, the Company could be liable for the entire amount of the Guarantee Payment in the event of default, which management deems to be highly unlikely

Our future capital needs are uncertain. Management anticipates funding our capital needs through a combination of projected positive cash flow after debt service and available borrowings under our revolving line of credit; however, cash flow projections are based on anticipated operations of our business, for which we can provide no assurance. Additionally, if we were to make additional acquisitions, we would likely need additional capital to fund all, or a portion, of those acquisitions. If the company does not generate the necessary cash flow, the Company will need additional financing in excess of our current revolving line of credit to fund operations in the future. We do not know whether additional financing will be available when needed, or that, if available, we will be able to obtain financing on terms favorable, or even acceptable, to the Company.

Tax Loss Carryforwards

At December 31, 2016, we had approximately $48 million of federal net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2020 to 2035. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our federal NOL carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income, except for $3 million that is estimated to offset future taxable income from pharmacy operations and or the sale of pharmacy businesses. The estimated deferred tax asset is consistent with the prior year, accordingly, no tax benefit has been recognized in the periods presented.

Off Balance Sheet Arrangements

We do not have any unconsolidated special purpose entities and, except as described herein, we do not have significant exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our significant accounting policies, please refer to the Notes to Consolidated Financial Statements in Item 1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of June 30, 2017.  Based upon that evaluation, our chief financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in rule 13a-15(f) under the Securities and Exchange Act of 1934 as amended.  Under the supervision and with the participation of senior and executive management, we conducted an evaluation of our internal controls over financial reporting based upon the framework Internal Control – Integrated Framework (2013) as outlined by COSO, the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits

Exhibit Number	Description

4.1	Business Loan Agreement, effective September 1, 2017, by and among Dougherty's Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (1)

4.2	Commercial Guaranty, by and among Dougherty's Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha, in favor of Dougherty’s Pharmacy, Inc. (1)

4.3	Commercial Security Agreement, effective September 1, 2017, by and among Dougherty's Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (1)

4.4	Promissory Note, effective September 1, 2017, by and between Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty's Pharmacy El Paso, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (1)

31.1	Certification of the President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instances Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2017.

DOUGHERTY’S PHARMACY, INC.

By:	/s/ Mark S. Heil
Mark S. Heil
President and Chief Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Business Loan Agreement, effective September 1, 2017, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (1)

4.2	Commercial Guaranty, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha, in favor of Dougherty’s Pharmacy, Inc. (1)

4.3	Commercial Security Agreement, effective September 1, 2017, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (1)

4.4	Promissory Note, effective September 1, 2017, by and between Dougherty’s Pharmacy, Inc.; Dougherty's Pharmacy El Paso, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC (as the “Borrowers”) and First National Bank of Omaha (as “Lender”). (1)

31.1	Certification of the President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instances Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

