Form 10-Q
period 2017-09-30
Dougherty's Pharmacy, Inc.
filed 2017-11-13
CIK 1080029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of common stock, $0.0001 par value, of registrant outstanding at November 3, 2017: 22,476,821

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Balance Sheets

(000’s omitted, except par value and share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$147	$58
Restricted cash	303	303
Trade accounts receivable, net	1,740	1,901
Other receivables	226	113
Receivable from affiliates	7	12
Inventories, net	3,497	3,340
Prepaid expenses	158	286
Total current assets	6,078	6,013
Long term receivable	608	–
Property and equipment, net	1,098	1,386
Intangible assets, net	3,059	3,681
Investments carried at cost	–	1,295
Deferred tax asset	3,000	3,000
Total assets	$13,843	$15,375

LIABILITIES

Current Liabilities
Accounts payable	$3,050	$2,643
Accrued liabilities	627	293
Notes payable, current portion	702	1,129
Revolving credit facility	3,712	–
Total current liabilities	8,091	4,065
Revolving credit facility	–	4,179
Notes payable, long-term portion	2,932	3,428
Total liabilities	11,023	11,672

STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.0001 par value; 7,500,000 shares authorized: none issued and outstanding
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,506,821 shares issued and 22,476,821 shares outstanding at September 30, 2017; 23,447,679 shares issued and 22,417,679 shares outstanding at December 31, 2016	2	2
Additional paid-in capital	60,170	60,144
Accumulated deficit	(56,955)	(56,046)
Treasury stock, at cost, 1,030,000 shares	(397)	(397)
Total stockholders' equity	2,820	3,703
Total liabilities and stockholders' equity	$13,843	$15,375

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Operations

(000’s omitted, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$9,947	$10,494	$30,213	$32,308
Cost of sales (exclusive of depreciation and amortization shown separately down below)	7,367	7,900	22,083	23,957
Gross profit	2,580	2,594	8,130	8,351

Operating expenses
Selling, general and administrative expenses	2,632	2,471	7,820	7,918
Non-cash stock compensation	11	5	26	15
Depreciation and amortization	249	261	769	789
Total operating expenses	2,892	2,737	8,615	8,722
Operating loss	(312)	(143)	(485)	(371)

Other income	–	44	–	84
Interest expense	(115)	(112)	(317)	(329)
Loss on disposal of assets	–	–	(75)	(114)
Loss before provision for income tax	(427)	(211)	(877)	(730)
Income tax provision	(9)	(10)	(32)	(30)
Net loss	$(436)	$(221)	$(909)	$(760)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted-average number of shares-Basic and diluted	22,476,821	22,165,131	22,450,017	22,129,389

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Cash Flows

(000’s omitted)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(909)	$(760)
Items not requiring (providing) cash
Loss from disposal of assets	75	114
Provision for doubtful accounts	6	43
Depreciation and amortization	769	789
Stock-based compensation	26	15
Changes in operating assets and liabilities:
Accounts receivable	94	(55)
Inventories	(193)	113
Prepaid expenses and other assets	12	171
Accounts payable	388	447
Accrued liabilities	334	207
Net cash provided by operating activities	602	1,084

Investing Activities
Purchases of property and equipment	(85)	(398)
Cash proceeds from disposition of pharmacy	274	–
Cash received upon disposition of investment	688	–
Net provided by (used in) investing activities	877	(398)

Financing Activities
Payments on notes payable	(15,735)	(19,188)
Proceeds from notes payable	14,345	18,486
Net cash used in financing activities	(1,390)	(702)

Net increase (decrease) increase in cash	89	(16)

Cash, beginning of period	361	371
Cash, end of period	$450	$355

Supplemental Cash Flow Information
Cash paid for income taxes	$42	$42
Cash paid for interest	$315	$328

Reconciliation of Cash to the Consolidated Balance Sheets
Cash	$147	$53
Restricted cash	303	302
Total cash	$450	$355

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

A summary of the Company’s investments at September 30, 2017, is shown in the table below:

Date	Entity	Transaction Description	% Ownership

March 2004	Dougherty’s Holdings, Inc. and subsidiaries (“DHI” or the “Borrowers”)	Acquisition of retail pharmacy	100%

September 2010	ASDS of Orange County, Inc. (“ASDS”)	Holding company for Investment in CRESA Partners of Orange County, L.P. (“CPOC”)	100%

On February 7, 2017, CRESA Partners of Orange County, L.P., an affiliate of Cresa Partners-West, Inc. was acquired by Savills Studley, Inc. liquidating the partnership interest in its entirety held by ASDS of Orange County, Inc. As of December 31, 2016, the estimated value of this investment was recorded at $1,295,000, which represents the estimated future cash payments for this transaction. The Company has received payments of $688,000 with the remainder as a long term receivable due in three increments over 49 months, contingent on certain milestones expected to be achieved.

On May 6, 2017, the Company sold its pharmacy in Humble, Texas, acquired in September 2014, and received total cash proceeds of $274,000 related to this transaction. The revenues and earnings of the divested pharmacy are not significant to the consolidated financial statements taken as a whole.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dougherty’s and all subsidiaries for which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Registration Statement on Form 10. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. Due to seasonality, the results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for any future interim period for the year ending December 31, 2017.

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

Reclassification

The revolving credit facility (See Note 2) was reclassified as a current liability. The purpose of the reclassification is to present the consolidated financial statements in conformity with GAAP. The reclassification does not affect the representation of the Company’s overall performance.

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

At September 30, 2017 and 2016, 100% of the trade accounts receivable is from retail pharmacy operations.

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

All revenues earned during the three and nine months ended September 30, 2017 and 2016, were earned from the retail pharmacy business.

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

Earnings per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss and unrecognized stock-based compensation by the weighted-average number of common shares outstanding during the period and the unvested restricted stock units. The unrecognized stock based compensation as of September 30, 2017 and 2016 is $116,000 and $41,000, respectively; the unvested restricted stock units are 658,500 and 233,000, respectively. Due to the net losses for both years, restricted stock units for 2017 and 2016 were anti-dilutive.

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

Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers (Topic 606)”

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance including the transition method, but we do not currently believe this change will materially impact our financial statements.

2.       Notes Payable

Notes payable consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
First National Bank of Omaha Credit Facility and Promissory Note secured by certain retail pharmacy assets
Revolving line of credit in the principal amount of $4,450,000, interest at LIBOR plus 3.25% (4.49% at Sept 30, 2017)	$3,712,000	$4,179,000
Term note in the principal amount of $150,000 with interest payable at LIBOR plus 3.25% (4.04% at March 31, 2017) per annum payable in monthly installments of $10,000 plus all accrued and unpaid interest due. Paid in full February 8, 2017.	–	100,000

Cardinal Health Term Notes, secured by certain retail pharmacy assets
Term note in the principal amount of $1,500,000 with interest payable at prime plus 2.75 (7.0% at Sept 30, 2017) per annum payable in monthly installments of $17,861 plus interest, a final payment of $446,533 plus all accrued and unpaid interest due in full on February 20, 2017. Refinanced March 31, 2017.	–	447,000
		–
Term note in the principal amount of $432,859 at fixed interest rate of 8.11% per annum payable in 36 monthly installments of $13,641. Final payment plus accrued and unpaid interest due in full on April 10, 2020.	368,000	–

Term note in the principal amount of $1,827,850 with interest payable at prime plus 2.6% (6.85% at Sept 30, 2017) per annum payable in monthly installments of $15,232 plus interest, a final payment of $929,157 plus all accrued and unpaid interest due in full on July 10, 2020.	1,417,000	1,553,000

Term note in the principal amount of $1,241,350 with interest payable at prime plus 2.6% (6.85% at Sept 30, 2017) per annum payable in monthly installments of $10,344 plus interest, a final payment of $638,850 plus all accrued and unpaid interest due in full on January 10, 2020.	900,000	993,000

Term note in the principal amount of $744,100 with interest payable at prime plus 2.38% (6.63% at Sept 30, 2017) per annum payable in monthly installments of $6,200 plus interest, a final payment of $378,251 plus all accrued and unpaid interest due in full on August 10, 2020.	589,000	645,000

Term note in the principal amount of $305,350 with interest payable at prime plus 2.4% (6.65% at Sept 30, 2017) per annum payable in monthly installments of $2,545 plus interest, a final payment of $155,220 plus all accrued and unpaid interest due in full on August 10, 2019.	208,000	231,000

Term note in the principal amount of $168,350 with interest payable at prime plus 2.6% (6.85% at Sept 30, 2017) per annum payable in monthly installments of $2,004 plus interest, a final payment of $50,356 plus all accrued and unpaid interest due in full on September 10, 2019.	–	112,000

Acquisition Notes Payable , unsecured
Notes payable to sellers of acquired pharmacies with varying monthly payments with interest at 5.5% due through September 2018.	149,000	309,000

Insurance notes payable, secured by the respective insurance policies
Notes payable for the Company’s insurance policy premiums with varying monthly payments due through September 2017. Interest rates vary up to 3.68%	3,000	167,000
	7,346,000	8,736,000
Less current portion	(4,414,000)	(1,129,000)
	$2,932,000	$7,607,000

Future maturities of notes payable at September 30, 2017, are as follows:

2017	$4,414,000
2018	702,000
2019	2,230,000
$7,346,000

The revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) is secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers. On July 1, 2017, the Company obtained an extension of the Revolver, through September 1, 2017. On August 9, 2017, the Company obtained an additional term for the Revolver in the amount of $4,450,000 effective September 1, 2017, and then effective February 1, 2018, in the amount of $4,000,000. Outstanding advances under the Revolver will bear interest at LIBOR plus 3.25% (4.49% at September 30, 2017). Accrued and unpaid interest on the Revolver is due monthly beginning on September 1, 2017. All outstanding principal under the Revolver plus all accrued and unpaid interest thereon is due and payable in full on August 1, 2018. The Revolver is secured by certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company. The Revolver is subject to certain financial restrictions, subject to the Lender’s prior written approval, including, but not limited to, capital expenditures not to exceed $200,000, additional indebtedness, acquisitions of entities and payment of dividends and distributions. Furthermore, the loan agreement does not provide for financial covenants until, effective December 31, 2017, the Borrowers will maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined.

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

As of September 30, 2017, the following shares had been issued under the 2013 RSU Plan:

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

Minimum lease payments under all non-cancelable operating lease agreements for the twelve months ended September 30, 2017, are as follows:

2017	$774,000
2018	787,000
2019	782,000
2020	663,000
2021	674,000
Thereafter	4,022,000
$7,702,000

Legal Proceedings

The Company is occasionally involved in other claims and proceedings, which are incidental to its business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

5.       Related Party Transactions

During the three and nine months ended September 30, 2017 and 2016, the Company paid fees to its directors of $14,000 and $9,000 and $37,000 and 42,000, respectively for their roles as members of the Board of Directors and its related committees; fees paid to the Company’s Chairman totaled $30,000 and $90,000 for management and other services provided.

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

These and other risks, assumptions and uncertainties include, but are not limited to, those factors described in the “Risk Factors” sections of our Registration Statement on Form 10 filed on June 2, 2017, and as amended on July 21 and August 18, 2017. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement.

OVERVIEW

Key measures used by the Company’s management to evaluate business performance include revenue, gross profit, selling, general and administrative expense (“SG&A”) and EBITDA. EBITDA is calculated as net income before deducting interest, taxes, depreciation and amortization. EBITDA is a non-GAAP measure that the Company’s management considers to best present the results of ongoing operations and is useful when comparing the performance between different reporting periods. In certain instances, we have presented EBITDA (Adjusted) which also excludes certain one-time, non-recurring, non-operating losses or impairments, as the Company considers excluding these adjustments necessary to derive the results of ongoing operations. In those instances, we have identified when the Company is presenting adjusted EBITDA. Although EBITDA or EBITDA (Adjusted) is not a measure of actual cash flow because it does not consider changes in assets and liabilities that may impact cash balances, the Company believes it is a useful metric to evaluate operating performance and has therefore included such measures in the discussion of operating results below.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations for the three and nine months ended September 30, 2017 and 2016, and the significant developments affecting our financial condition since the Form 10-12G and Form 10-12G/A filed June 2, 2017 and July 21, 2017, respectively. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2016 and 2015 and the three months ended March 31, 2017 and 2016, filed in those reports, along with this report.

Comparison of the Three and Nine months ended September 30, 2017, to the Three and Nine months ended September 30, 2016 (000’s Omitted)

	Three Months ended Sept 30,		Nine Months Ended Sept 30,
	2017	2016	2017	2016
Revenue	$9,947	$10,494	$30,213	$32,308
Cost of sales (exclusive of depreciation and amortization shown separately down below)	7,367	7,900	22,083	23,957
Gross profit	2,580	2,594	8,130	8,351
Operating expenses
Selling, General and Administrative	2,643	2,476	7,846	7,933
Depreciation and amortization	249	261	769	789
Other income	–	44	–	84
Interest expense	115	112	317	329
Loss of disposal of assets	–	–	75	114
Income tax provision	9	10	32	30
Net loss	$(436)	$(221)	$(909)	$(760)
plus:
Interest expense	$115	$112	$317	$329
Depreciation and amortization	249	261	769	789
Loss on disposal of assets	–	–	75	114
Income tax provision	9	10	32	30
EBITDA (Adjusted)	$(63)	$162	$284	$502
Prescription count	107,178	109,249	328,399	330,774

Revenues

Net revenues decreased approximately $547,000 or 5.2%, and $2.1 million, or 6.5% in the three and nine months ended September 30, 2017. The decrease includes a less than 2% decrease in the number of retail pharmacy prescriptions sold. The decline in revenues per prescription sold during the three and nine months ended September 30, 2017, as compared to the same periods for 2016 are due to lower revenues per prescription filled due to the brand to generic conversion and lower generic selling prices as experienced during the first six months of 2017. Management expects this trend will continue for the remainder of 2017, resulting in lower revenues filled due to brand-to-generic conversion and lower generic selling prices in 2017. Prescriptions sold are expected to continue to remain consistent, with prior years.

Gross profit

Gross profit dollars decreased $14,000, or 0.5%, and $221,000, or 2.6% in the three and nine months ended September 30, 2017, as compared to prior year. Gross profit as a percent of revenues increased approximately 120 basis points for the three months ended September 30, 2017, to 25.9%, as compared to prior year. Gross profit as a percentage of net revenues increased approximately 110 basis points in the nine months ended September 30, 2017, to 26.9%, as compared to prior year. as a result of the improved pricing secured in the November 2016 pricing agreement with Cardinal Health, offset by an increase in third party payor fees, as experienced during the first six months of 2017 and expected to continue to occur during the remainder of 2017. The increase in third party payor fees are due to Direct and Indirect Remuneration (“DIR”) fees charged to pharmacies that relate to Medicare Part D plans and commenced during the first quarter of 2017. DIR fees were $37,000, $53,000 and $54,000 for the first, second and third quarters, respectively, of 2017. Total adjudicated fees were $284,000 for the nine months ended September 30, 2017, an increase of 217.7% as compared to prior year due to the DIR fees. As Management expected, DIR fees stabilized at 1.34% of total third party payor revenues for the nine months ended September 30, 2017, as compared to 1.39% for the six months ended June 30, 2017.

SG&A expenses

SG&A expenses increased $167,000, or 6.7% for the three months ended September 30, 2017, as compared to prior year. SG&A expenses decreased $87,000, or 1.1% for the nine months ended September 30, 2017, as compared to prior year. SG&A expenses as a percentage of revenues for the three months ended September 30, 2017, increased to 26.6%, up 300 basis points from 23.6% for the same period prior year. The increase in SG&A expenses for the three months ended is due to accrued severance related the resignation of the President of Pharmacy Operations and continued professional fees for services and subscriptions incurred for the Form 10 filing, corporate name change and upgrade to OTCQB Venture Markets from the Pink Sheets. SG&A expenses as a percentage of revenues for the nine months ended September 30, 2017, increased to 26.0%, up 140 basis points from 24.6% for the same period prior year. The decrease in SG&A expenses for the nine months ended is due primarily to cost reduction initiatives that were implemented during 2016 offset by the accrued severance in September of 2017 related to the resignation of the President of Pharmacy Operations and professional fees for services and subscriptions incurred since April of 2017 for the Form 10 filing, corporate name change and upgrade to OTCQB Venture Markets from the Pink Sheets. The increase in operating expenses as a percentage of revenues is due to lower revenue as compared to prior year. Management continues to implement cost reduction initiatives during 2017 to decrease SG&A expenses as a percentage of revenues.

Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted for the nine months)

EBITDA (Adjusted for the nine months) decreased $225,000, or 138.9%, and $218,000, or 43.4% in the three and nine months ended September 30, 2017, as compared to prior year. EBITDA (Adjusted for the nine months) as a percentage of revenues decreased approximately 210 basis points to negative 0.6% and decreased 70 basis points to 0.9% for the three and nine months ended September 30, 2017, respectively, as compared to 1.5% and 1.6% for the three and nine months ended in September 30, 2016. The decrease in EBITDA (Adjusted for the nine months) for the three months ended September 30, 2017, compared to prior year is primarily due to the accrued severance in September of 2017 and additional SG&A expense incurred by the company related to the decision to file its Form 10, both discussed in “SG&A” above.

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

As of September 30, 2017, we had working capital of approximately negative $2.0 million as compared to working capital of approximately negative $2.2 million at December 31, 2016. Negative working capital is due to the reclassification of the Revolver balance of $3.7 million and $4.2 million as of September 30, 2017 and December 31, 2016, respectively, to current liabilities to present the consolidated financial statements in conformity with GAAP (See Note 2). The reclassification does not affect the representation of the Company’s overall performance.

As of September 30, 2017, we had cash and restricted cash of approximately $450,000, of which $303,000 was restricted, as compared to approximately $361,000, of which $303,000 was restricted, at December 31, 2016. The increase in cash for the nine months ended September 30, 2017, of $89,000 was the overall net increase from activities as presented below.

As of September 30, 2017, the Company had total current assets of $6,078,000 and total current liabilities of $8,091,000 creating negative working capital of approximately $2,013,000 as compared to total current assets of $6,013,000 and total current liabilities of $8,244,000 creating negative working capital of approximately $2,231,000 at December 31, 2016. The overall decrease in negative working capital of $218,000 is primarily due to payments of current notes payable and the Revolver, net of increases in accruals for severance and professional fees incurred for the Form 10 filing, discussed in “SG&A” above.

The change in cash and cash equivalents is as follows:

	Nine Months Ended Sept 30,
	2017	2016
Net cash provided by operating activities	$602	$1,084
Net provided by (used in) investing activities	877	(398)
Net cash used in financing activities	(1,390)	(702)
Net increase (decrease) increase in cash	$89	$(16)

Net cash provided by operating activities was approximately $602,000 in the nine months ended September 30, 2017, compared to $1,084,000 in the nine months ended September 30, 2016. The decrease of $482,000 was primarily due to an increase in net loss of $149,000 due to lower gross margin as discussed in “Gross Margin” above, an increase in inventory of $306,000 for expected increases in sales for the fourth quarter, decrease in accounts receivable of $149,000 due to a reduction in accounts receivable related to the decline in revenues discussed in “Gross Margin” above, and a decrease of $176,000 due to other net changes.

Net cash provided by (used in) investing activities was approximately $877,000 in the nine months ended September 30, 2017, compared to a negative $398,000 in the nine months ended September 30, 2016. Cash used to purchase property and equipment was $85,000 for the nine months ended September 30, 2017, compared to $398,000 for the prior year. The decrease of $313,000 was primarily due to capital expenditures incurred during the nine months ended September 30, 2016, related to the relocation of a pharmacy. For the nine months ended September 30, 2017, cash proceeds from the disposition of the Humble pharmacy were $274,000, and cash provided by the proceeds of the disposition of CPOC was $688,000. Proceeds from these dispositions totaling $962,000 were primarily used to make note payments.

Net cash used in financing activities was $1,390,000 in the nine months ended September 30, 2017, compared to net cash used in financing activities of $702,000 in the nine months ended September 30, 2016. For the nine months ended September 30, 2017, borrowings of $14,345,000 and payments of $14,808,000 were made on the revolving credit facility; payments of $927,000 were made on notes payable. For the nine months ended September 30, 2016, borrowings of $18,486,000 and payments of $18,305,000 were made on the revolving credit facility; payments of $883,000 were made on notes payable.

Our principal indebtedness at September 30, 2017, consists of the following:

•	A number of term notes in favor of Cardinal Health in the aggregate amount of $3,485,000, secured by certain retail pharmacy assets, and maturing between August 2019 and August 2020;
•	A revolving credit facility in the principal amount of $4,450,000, of which the Company has currently borrowed $3,712,000 on the revolving credit facility, leaving $738,000 available for future borrowings;
•	A number of notes payable to sellers of acquired pharmacies in the aggregate amount of $149,000, unsecured, and maturing on or before September 18, 2018.

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

In addition, the Company may be required to make payment as a co-guarantor on a promissory note issued by a bank in favor of an individual who was previously, through August of 2008, a related party of the Company. The total principal amount due and owing under the promissory note as of July 15, 2017, of $1,887,884 (the “Guarantee Payment”), and as the co-guarantor, of which $136,000 payments have been made during 2017. The Company has received written assurance that the primary obligors are current in their payment obligations under the promissory note as of August 1, 2017. The promissory note is collateralized by a property that is currently held for sale, is expected to sell before the end of the calendar year and for which the proceeds will be sufficient and are expected to be used to pay off the balance of the promissory note. Upon payment of the promissory note in full, the restricted cash balance of $303,000, for which the Company was required to provide as escrow, and for which there are no additional escrow provisions, will be released and unrestricted for use in operations, financing or investing as determined Management. As the co-guarantor, the Company could be liable for the entire amount of the Guarantee Payment in the event of default, which management deems to be highly unlikely.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of September 30, 2017.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2017.

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

