Form 10-K
period 2017-12-31
Dougherty's Pharmacy, Inc.
filed 2018-03-29
CIK 1080029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COMMISSION FILE NUMBER 000-27945

Dougherty’s Pharmacy, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2900905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5924 Royal Lane, suite 250 Dallas, Texas	75230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 250-0945

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017, was approximately $3.3 million.

As of March 14, 2018, 23,087,164 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOUGHERTY’S PHARMACY, INC.

i

PART I

Item 1.	BUSINESS

Our Business

Dougherty’s Pharmacy, Inc. (“Dougherty’s,” which is also referred to in this Annual Report as “we,” “us,” or “the Company”) is a value oriented company focused on successfully acquiring, managing and growing community based pharmacies in the Southwest Region. Dougherty’s was incorporated as Ascendant Solutions, Inc. in Delaware on August 8, 2000. On May 10th, 2017, the Company amended its Certificate of Incorporation to change its name from “Ascendant Solutions, Inc.” to “Dougherty’s Pharmacy, Inc.” to reflect the current focus and operating structure from the previous focus on making equity investments in underperforming or distressed U.S. lower middle-market businesses in the manufacturing, distribution, service, healthcare, finance and retail industries. Since December 31, 2013, the Company investments included its wholly owned subsidiary Dougherty’s Holdings, Inc. (“DHI”), under which it operates its retail pharmacy business and its wholly owned subsidiary ASDS of Orange County, Inc. which operated as a holding company for the investment in CRESA Partners of Orange County, Inc., a tenant representation and real estate advisory services company that was liquidated on February 7, 2017.

Effective December 31, 2013, the Company changed its focus to acquire, manage, and grow community-based pharmacies in the Southwest Region of the United States, and since then has engaged in a number of acquisition transactions to expand our pharmacy business and to minimize and ultimately divest our other business interests.

On August 4, 2014, DHI acquired the patient prescription files of Family Pharmacy located in Lewisville, Texas.

On September 2, 2014, DHI acquired Northeast Compounding Pharmacy, LP (d/b/a Thrifty Health and Compounding Pharmacy), located in Humble, Texas. On May 6, 2017, the Company sold this pharmacy and received total cash proceeds of $274,000 related to this transaction. The revenues and earnings of the pharmacy are not significant to the consolidated financial statements taken as a whole.

On January 5, 2015, DHI acquired McCrory’s Pharmacy located in El Paso, Texas.

On June 29, 2015, DHI acquired Medicine Shoppe Pharmacy, located in McAlester, Oklahoma.

On August 31, 2015, DHI acquired Springtown Drug Pharmacy located in Springtown, Texas.

On February 7, 2017, CRESA Partners of Orange County, L.P., an affiliate of Cresa Partners-West, Inc. was acquired by Savills Studley, Inc. liquidating the partnership interest held by ASDS of Orange County, Inc. in its entirety. As of December 31, 2016, the estimated value of this investment was recorded at $1,295,000, which represents the estimated future cash payments for this transaction. The Company received $367,500 at closing, recorded $320,000 as a short term other receivable, and recorded the remainder of the Closing Price as a long term receivable due in three increments over 49 months, contingent on certain milestones expected to be achieved.

Current Operations. Our wholly owned subsidiary, Dougherty’s Holdings, Inc., owns and operates multiple Dougherty’s Pharmacies, which we operate as a single segment in our financial reporting. The flagship store, Dougherty’s Pharmacy, is a turn-key multi-service pharmacy located in a highly prestigious area of Dallas, Texas. Centrally located, we believe that Dougherty’s Pharmacy continues to provide a level of service not typically provided by national pharmacy chain stores. We fulfill virtually any prescription need, from the simplest to the most complex compounding prescriptions. Most national pharmacy chains do not provide complex pharmacy prescription services. We specialize in providing solutions for our retail customers’ pharmacy needs and also for our customers residing in assisted living facilities. Dougherty’s long history began in 1929 and continues today as one of Dallas’s oldest, largest and best-known full-service pharmacies, which also includes durable medical equipment, home healthcare products services, and health and wellness supplements. We have a customer service oriented philosophy and typically do not attempt to compete solely based on price, as is the case with most of the national pharmacy chains.

Additional community pharmacies are located in Dallas, El Paso, and Springtown, Texas and in McAlester, Oklahoma.

Plans for Future Acquisitions.

Dougherty’s plans for its future growth through continued strategic acquisitions of independent pharmacies (a) that meet our acquisition criteria (“Pharmacy Acquisition Opportunities”), (b) for which we have or can obtain sufficient cash resources to acquire, and (c) for which we have obtained the prior written consent of the lender for the revolving credit facility, the First National Bank of Omaha.

Acquisition Criteria. We value and seek community based Pharmacy Acquisition Opportunities that place high value in customer service and patient care. We believe that as we identify and evaluate Pharmacy Acquisition Opportunities, Dougherty’s can offer a unique exit strategy for independent pharmacy owners as they consider their options in selling their pharmacies and monetizing the time and resources that they have deployed in developing their businesses. We believe that our commitment to ensuring that customers of such Pharmacy Acquisition Opportunities continue to receive individualized, personal, and local customer service is a significant factor in independent pharmacy owners’ decision whether to sell, and to whom to sell, their existing businesses.

Our criteria when evaluating Pharmacy Acquisition Opportunities, may include, but not necessarily be limited to, the following criteria:

•	Annual revenues of $5-10 million;

•	Stable history of profitability and positive cash flow;

•	Strong management team committed to the business;

•	Established location and customer base;

•	Single and or multiple store operations; and

•	Businesses, or situations, where we can most effectively deploy our net operating loss carryforwards.

We will continue to look for Pharmacy Acquisition Opportunities and to identify, negotiate, and consummate the purchase of Pharmacy Acquisition Opportunities that meet our acquisition criteria, present synergies with our prior acquisitions, and whose acquisition would reasonably be expected to increase stockholder value (each a “Pharmacy Acquisition”); however, our current cash resources are limited. Therefore, we will be required to expend significant executive time to close any purchase of a Pharmacy Acquisition and to handle the transition of ownership and the on-going management of any such Pharmacy Acquisition. We will continue seeking to (1) most effectively deploy our remaining cash and debt capacity (if any), (2) capitalize on the experience and contacts of our officers and directors, and (3) explore other Pharmacy Acquisition Opportunities.

Industry Overview

The pharmacy industry is highly competitive and has been experiencing consolidation in recent years. Prescription drugs play a significant role in healthcare and constitute a first line of treatment for many medical conditions. We believe the long-term outlook for prescription drug utilization is strong due, in part, to aging populations, increases in life expectancy, increases in the availability and utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs, and increases in the number of persons with insurance coverage for prescription drugs, including, in the United States, the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act (the “ACA”) and “baby boomers” increasingly becoming eligible for the federally funded Medicare Part D prescription program. Pharmaceutical wholesalers act as a vital link between drug manufacturers and pharmacies and healthcare providers in supplying pharmaceuticals to patients.

The pharmacy industry relies significantly on private and governmental third party payors. Many private organizations throughout the healthcare industry, including pharmacy benefit management (“PBM”) companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power. Third party payors, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies can change eligibility requirements or reduce certain reimbursement rates. Changes in law or regulation also can impact reimbursement rates and terms. For example, the ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (“AMP”) for multi-source drugs in the United States. These changes generally are expected to reduce Medicaid reimbursements. State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP. When third party payors or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the pharmacy industry could be reduced, which would adversely affect industry profitability. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services or other offerings and/or dispensing a greater volume of prescriptions.

Generic prescription drugs have continued to help lower overall costs for customers and third party payors. We expect the utilization of generic pharmaceuticals to continue to increase. In general, generic versions of drugs generate lower sales dollars per prescription, but higher gross profit dollars, as compared with patent-protected brand name drugs. The positive impact on pharmacy gross profit dollars can be significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion”. In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can vary and the timing of generic conversions can be difficult to predict, which can have a significant impact on retail pharmacy sales and gross profit dollars.

We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements and other pressures will continue to cause the industry in which we compete to evolve. Pharmacists are on the frontlines of the healthcare delivery system, and we believe rising healthcare costs and the limited supply of primary care physicians present new opportunities for pharmacists and retail pharmacies to play an even greater role in driving positive outcomes for patients and payors through expanded service offerings such as immunizations and other preventive care, healthcare clinics, pharmacist-led medication therapy management and chronic condition management.

Pharmacy Revenue

Our sales, and gross profit are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market. Because any number of factors outside of our control can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods. The current environment of our pharmacy business also includes ongoing reimbursement pressure and a shift in pharmacy mix towards 90-day at retail (one prescription that is the equivalent of three 30-day prescriptions) and Medicare Part D prescriptions. Further consolidation among generic manufacturers coupled with changes in the number of major brand name drugs anticipated to undergo a conversion from branded to generic status may also result in gross margin pressures within the industry.

We continuously face reimbursement pressure from PBM companies, health maintenance organizations, managed care organizations and other commercial third party payors; our agreements with these payors are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. We experienced lower reimbursement rates in fiscal 2017 as compared to the same period in the prior year. Further, we accepted lower Medicare Part D reimbursement rates for fiscal 2017 compared to fiscal 2016 in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We expect this trend to continue.

Our 90-day at retail prescription drug offering is typically at a lower margin than comparable 30-day prescriptions, but provides us with the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription.

Seasonal variations in business

Our business is affected by a number of factors including, among others, our sales performance during holiday periods (including particularly the winter holiday season) and during the cough, cold and flu season (the timing and severity of which is difficult to predict), significant weather conditions, the timing of our own or competitor discount programs and pricing actions, and the timing of changes in levels of reimbursement from governmental agencies and other third party payors.

Sources and availability of materials

We source substantially all of our generic and branded pharmaceutical drugs to fill prescriptions from a single supplier, Cardinal Health 110, Inc. and Cardinal Health 411, Inc. (“Cardinal Health”). We purchase products from Cardinal Health under a long-term prime vendor agreement that was amended in November of 2016. The current agreement extends through April 30, 2019, and provides the Company with tiered reduced pricing based on purchase volume in the form of rebates. The minimum purchase commitment includes at least 90% of our pharmaceutical product requirements (if carried by Cardinal Health) and at least 90% of our generic pharmaceutical product be purchased from the Cardinal Health Generic Source Product Program. We received in 2017 and in 2018 we received, certain cash prepayments from Cardinal Health that we are obligated to repay if the agreement is terminated before we have accrued rebate credits in excess of such prepayments. We had no prepayment liabilities under the 2017 advance. Alternative sources for most generic and brand name pharmaceuticals we sell are readily available, and, if necessary, we believe that we could obtain and qualify for a comparative agreement with another national primary vendor for substantially all of the prescription drugs we sell; however, we can offer no assurances that losing Cardinal Health, as our majority supplier, would not result in supply disruptions as we focused on a transition to one or more substitute suppliers, or that such transition would not have a material adverse effect on our business and our results of operations. We purchase our non-pharmaceutical retail merchandise from numerous manufacturers and wholesalers.

Working capital practices

Effective inventory management is important to our operations. We use various inventory management techniques, including demand forecasting and planning and various forms of replenishment management. Our working capital needs typically are greater in the months leading up to the winter holiday season. We generally finance our inventory and expansion needs with internally generated funds and short-term borrowings. For additional information, see the Liquidity and Capital Resources section in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Customers

We sell primarily to retail customers. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. No single payor accounted for more than 10% of retail prescription revenues in fiscal 2017.

Regulation

In the states in which we do business, we are subject to national, state and local laws, regulations, and administrative practices concerning retail and wholesale pharmacy operations, including regulations relating to our participation in Medicare, Medicaid and other publicly financed health benefit plans; regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Health Insurance Portability and Accountability Act (“HIPAA”); the ACA; licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state and local governmental authorities concerning the operation of our business. We are also subject to laws and regulations relating to licensing, tax, intellectual property, privacy and data protection, currency, political and other business restrictions.

We are also governed by federal, state and local laws of general applicability in the states in which we do business, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In connection with the operation of our business, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances.

Environmental protection requirements did not have a material effect on our results of operations or capital expenditures in fiscal 2016 or 2017.

Competitive conditions

The industry in which we operate is highly competitive, and we compete with various local, regional, national pharmacy companies, including chain and independent pharmacies, mail order prescription providers, grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers.

Intellectual Property; Research and Development

The Company has obtained a registered service mark for the Dougherty’s Pharmacy name to protect its branding, but otherwise has no material intellectual property necessary for our current operations, through copyright or otherwise. The Company has not, and does not expect to, make expenditures on research and development efforts.

Employees

We had the following full time and part-time employees as of December 31, 2017:

Full-Time Employees	94
Part-Time Employees	11
Total Employees	105

In addition to our own employees, we use from time to time, and are dependent upon, various outside consultants or contractors to perform various support services including, technology, legal and accounting services.

Item 1A.	RISK FACTORS

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our business requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. As of December 31, 2017, our outstanding debt totaled $7.4 million and our unrestricted cash totaled $86,000. Our level of indebtedness could have significant consequences. For example, it could:

•	Increase our vulnerability to adverse changes in economic and industry conditions;

•	Require us to dedicate a substantial portion of our cash flow from operations and proceeds from asset sales to pay or provide for our indebtedness, thus reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•	Limit our flexibility to plan for, or react to, changes in our business and the market in which we operate;

•	Place us at a competitive disadvantage to our competitors that have less debt; and

•	Limit our ability to borrow money to fund our working capital, capital expenditures, debt service requirements and other financing needs.

Historically, much of our debt has been renewed or refinanced in the ordinary course of business. In the future we may not be able to obtain sufficient external sources of liquidity on attractive terms, if at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt scheduled to become due in the near future. In addition, there can be no assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Any of these occurrences may have a material adverse effect on our liquidity, financial condition and results of operations. For example, our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could force us to sell properties on unfavorable terms or ultimately result in foreclosure on properties pledged as collateral, which could result in a loss of our investment and harm our reputation.

The terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. Failure to comply with any of these covenants could result in a default that may, if not cured, accelerate the payment under our debt obligations which would likely have a material adverse effect on our liquidity, financial condition and results of operations. Our ability to comply with our covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us. In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to raise additional capital through equity transactions or obtain waivers or modifications of covenants from our lenders. Such additional funding may not be available on acceptable terms, if at all, when needed. We also may need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. There can be no assurance that such additional financing would be available when needed or, if available, offered on acceptable terms. If new debt is added to current debt levels, the risks described above could intensify.

We have limited funds and may require additional financing.

We have limited funds, and such funds may not be adequate to take advantage of available Pharmacy Acquisition Opportunities or fund our current Pharmacy Acquisitions. Our ultimate success will likely depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and we do not expect to do so until we determine a more definitive and specific need for additional financing. Our access to capital is limited since we have incurred significant debt resulting in approximately a total of $3.6 million in notes payable as of December 31, 2017. We expect to incur additional debt for future Pharmacy Acquisitions. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to our current Pharmacy Acquisitions and any additional Pharmacy Acquisitions that can be financed with our existing capital.

We may not be able to effectively integrate and manage our current and anticipated growth strategies.

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

We are dependent upon management.

We currently have one individual who is serving as management, our Interim President and Chief Financial Officer. We are heavily dependent upon our management’s skills, talents and abilities to implement our business plan. Because investors will not be able to evaluate the merits of our future Pharmacy Acquisition Opportunities, they should critically assess the information concerning our management and Board of Directors. In addition to our own employees, we use from time to time, and are dependent upon, various consultants or contractors to perform various support services including, technology, legal and accounting.

We are dependent on a small staff to execute our business plan.

Because of the limited size of our staff, each Pharmacy Acquisition becomes more difficult to integrate. Furthermore, it is difficult to maintain a complete segregation of duties related to the authorization, recording, processing and reporting of all such transactions. In addition, our strategy of pursuing Pharmacy Acquisitions will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business and other business opportunities.

Unforeseen costs associated with Pharmacy Acquisitions could reduce our profitability.

We have implemented our business strategy and made Pharmacy Acquisitions that may not prove to be successful over time. It is likely that we will encounter unanticipated difficulties and expenditures relating to our Pharmacy Acquisitions, including contingent liabilities, or needs for significant management attention that would otherwise be devoted to our general business strategies related to our other Pharmacy Acquisitions. These factors may negatively affect our results of operations. Unforeseen costs of our Pharmacy Acquisitions and potentially upon the closing of the purchase of future Pharmacy Acquisition Opportunities, which may have significant liabilities and commitments, could result in our inability to make required payments on our indebtedness, which would have a material adverse affect on our ability to implement our pursuit of Pharmacy Acquisition Opportunities, manage our existing Pharmacy Acquisitions, retain Pharmacy Acquisitions for which outstanding payment obligations remain, or continue our business as a going concern.

We may enter into additional leveraged transactions in connection with a Pharmacy Acquisition Opportunity.

Based on our current cash position, it is likely that if we enter into any additional Pharmacy Acquisitions, such acquisitions will be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the Pharmacy Acquisition, or against the projected future revenues or profits of the Pharmacy Acquisition. This could increase our exposure to larger losses. A Pharmacy Acquisition Opportunity acquired through a leveraged transaction is profitable only if it generates enough cash flow to cover the related debt and expenses. Failure to make payments on the debt incurred to complete the Pharmacy Acquisition could result in the loss of a portion or all of the assets acquired. There is no assurance that any Pharmacy Acquisition effected through a leveraged transaction will generate sufficient cash flow to cover the related debt and expenses.

The terms and covenants relating to our existing credit facility could adversely impact our financial performance and liquidity.

Our existing credit facility contains covenants requiring us to, among other things, provide financial and other information reporting, provide notice upon certain events, and maintain cash management arrangements. These covenants also place restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our credit facility, we would be in default thereunder, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our line of credit. Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all.

Any debt service obligations relating to any future indebtedness for future Pharmacy Acquisitions will reduce the funds available for other business purposes.

To the extent we incur significant debt in the future for Pharmacy Acquisitions, capital expenditures, working capital, or otherwise, we will be subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.

We are restricted in our use of net operating loss carryforwards.

Our federal net operating loss (“NOL”) carryforwards permit us the opportunity to offset net operating losses from prior years to taxable income in future years in order to reduce our tax liability. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the NOL carryforwards.

The federal net operating loss carryforwards, if not fully utilized, will expire between 2020 and 2035. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the portion of our federal NOL carryforwards that may be used to offset taxable income.

In order to preserve our NOL carryforwards, we must ensure that there has not been a “change of control” of our Company. A “change of control” includes a more than 50 percentage point increase in the ownership of our company by certain equity holders who are defined in Section 382 of the Internal Revenue Code as “5 percent stockholders”. Calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our NOL carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities. Our ability to fully utilize our NOL could be limited if there have been past ownership changes or if there are future ownership changes resulting in a change of control for Code Section 382. Additionally, future changes in tax legislation could negatively affect our ability to use the tax benefits associated with our net operating losses. Therefore, we can provide no assurance that a change in ownership of the Company would allow for the transfer of our existing NOL’s to the surviving entity.

We are controlled by our principal stockholders, officers and directors.

Our principal stockholders, officer and directors beneficially own approximately 25.3% of our Common Stock. As a result, such persons may have the ability to control and direct our affairs and business, perhaps in ways contrary to the interests of the Company’s other stockholders. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control or other transaction that could benefit the Company’s stockholders.

Certain provisions of the Company’s charter and rights plan may make a takeover of our company difficult even if such takeover could be beneficial to some of the Company’s stockholders

The Company’s restated articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. Accordingly, the Company’s board is empowered, without further stockholder action, to issue shares or series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights, including the ability to receive dividends, of the Company’s common stockholders. The issuance of such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

Should we be required to perform as a co-guarantor on an indebtedness obligation, we do not anticipate that we would have sufficient current cash resources to meet such obligation.

We may be required to make payment as co-guarantor on a promissory note issued by a bank in favor of an individual who was previously, through August 2008, a related party of the Company (discussed further in Note 14 of the Dougherty’s Consolidated Financial Statements contained herein) and as set forth in the Guarantee and the subsequent Forbearance Agreement included as Exhibits to the Form 10 Registration Statement, in the total principal amount including interest was $1,917,440 (the “Guarantee Payment”) as of February 21, 2018, and as the co-guarantor, the Company could be liable for the entire amount of the Guarantee Payment. We currently do not have cash on hand in sufficient amounts that would permit us to make the Guarantee Payment, and should we be required to make the Guarantee Payment, we would be required to obtain funding to meet this obligation. Therefore, if we became obligated to make the Guarantee Payment, such obligation would significantly impair the Company’s ability to continue as a going concern or to even be able to continue operations.

Our industry is highly litigious and future litigation or other proceedings could subject us to significant monetary damages or penalties or require us to change our business practices, which could impair our reputation and result in a material adverse effect on our business.

We are subject to risks relating to litigation, enforcement actions, regulatory proceedings, government inquiries and investigations, and other similar actions in connection with our business operations, including the dispensing of pharmaceutical products by pharmacies, claims, and complaints related to the various regulations to which we are subject and services rendered in connection with business activities. While we are currently not subject to any material litigation of this nature, such litigation is not unusual in our industry. Further, while certain costs are covered by insurance, we may incur uninsured costs related to the defense of such proceedings that could be material to our financial performance. In addition, as a public company, any material decline in the market price of our common stock may expose us to purported class action lawsuits that, even if unsuccessful, could be costly to defend or indemnify (to the extent not covered by insurance) and a distraction to management. Furthermore, unexpected volatility in insurance premiums or retention requirements or claims in excess of our insurance coverage could have a material adverse effect on our business and results of operations.

Risks Related to Our Business and Industry

Our business is subject to extensive regulation.

Our pharmacists and pharmacies are required to be licensed by State Boards of Pharmacy. The pharmacies are also registered with the United States Drug Enforcement Administration. By virtue of these license and registration requirements, the entities owned by us are obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in fines and/or in a suspension or revocation of a license or registration.

In addition, a portion of our revenue is derived from high-end, technical pharmacy services, such as compounded prescriptions and pain management products that are not typically offered by chain drug stores, grocery pharmacies or mass merchandise pharmacies. Additional federal and/or state regulations could also affect our business by putting additional burdens on us.

If we do not adequately respond to competitive pressures, demand for our products and services could decrease.

Our retail pharmacies operate in a highly competitive industry. The markets we serve are subject to relatively few barriers to entry. These pharmacies compete primarily on the basis of customer service; convenience of location; and store design, price and product mix and selection. Some of our competitors have greater financial, technical, marketing, and managerial resources than we have. Local, regional, and national companies are currently competing in many of the health care markets we serve and others may do so in the future. In addition to traditional competition from independent pharmacies and other drugstore and pharmacy chains, our pharmacies face competition from discount stores, supermarkets, combination food and drugstores, mass merchants, warehouse clubs, mail order prescription providers online and omni-channel pharmacies and retailers, hospitals and health maintenance organizations (“HMOs”). These other formats have experienced significant growth in their market share of the prescription and over-the-counter drug business. Consolidation among our competitors, such as pharmacy benefit managers (PBM’s) and regional and national pharmacy providers could result in price competition and other competitive factors that could cause a decline in our revenue and profitability.

We expect to continue to encounter competition in the future that could limit our ability to grow revenue and/or maintain acceptable pricing levels.

Risk related to third party payors.

Our revenues and profitability are affected by the continuing efforts of all third-party payors, including but not limited to HMOs, managed care organizations, PBMs and government programs (which are subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to existing legislation such as Medicare, Medicaid and other federal and state funded programs) to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on our revenues and profitability. While manufacturers have increased the price of drugs, payors have generally decreased reimbursement rates as a percentage of drug cost. We expect pricing pressures from third-party payors to continue given the high and increasing costs of pharmaceutical drugs. Changes in the mix of pharmacy prescriptions covered by third party payors among Medicare, Medicaid and other payor sources may also impact our revenues and profitability. There can be no assurance that we will continue to maintain the current payor, revenue or profitability mix.

Collectability of accounts receivable.

Our failure to maintain controls and processes over billing and collecting, or the deterioration of the financial condition of our payors, could have a significant negative impact on our results of operations and financial condition. The collection of accounts receivable is one of our most significant challenges and requires constant focus and involvement by management. Further some of our payors and/or patients may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. There can be no assurance that we will be able to maintain our current levels of collectability and days sales outstanding in future periods. If we are unable to properly bill and collect our accounts receivable, our operating results will be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

We obtain a majority of our total merchandise, including over 84% of our pharmaceuticals, from a single supplier, Cardinal Health 110, Inc. and Cardinal Health 411, Inc. (“Cardinal Health”), with whom we have a long-term supply contract. Any significant disruptions in our relationship with Cardinal Health, or deterioration in Cardinal Health’s financial condition, could have a material adverse effect on us.

Failure to maintain sufficient sales to qualify for favorable pricing under our long term supply contract could increase the costs of our products.

Our long term supply agreement with Cardinal Health, as amended in November 2016, provides us with pricing and credit terms that are improved from those previously provided by Cardinal Health. The minimum purchase commitment includes at least 90% of pharmaceutical product requirements (if carried by Cardinal Health) and at least 90% of generic pharmaceutical product be purchased from the Cardinal Health Generic Source Product Program. If we are unable to satisfy these minimum purchase requirements, we may be required to purchase our pharmaceutical products on less favorable pricing and credit terms.

Our business is seasonal in nature, and adverse events during the holiday and cough, cold and flu seasons could adversely impact our operating results.

Our business is seasonal in nature, with the months of December, January and February typically generating a higher proportion of retail sales and earnings than other months. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unanticipated adverse weather, could result in lower-than-planned sales during key selling months. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, windstorms or other extreme weather conditions could make it difficult for our customers to travel to our stores. This could lead to lower sales, thus negatively impacting our financial condition and results of operations. In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season, which can vary considerably from year to year.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results, and in particular our revenues, have fluctuated in the past and may fluctuate significantly in the future. These fluctuations make it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and are difficult to predict, including the following:

•	changes in the reimbursement policies of payors;

•	the effect of the expiration of drug patents and the introduction of generic drugs;

•	whether revenues and margins on sales of drugs that come to market are properly estimated;

•	expenditures that we will or may incur to acquire or develop additional capabilities; and

•	timing of increases in drug costs by manufacturers; and the amount of DIR fees and the timing for assessing us for such fees.

These factors, individually or in the aggregate, could result in large fluctuations and unpredictability in our quarterly and annual operating results. Thus, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period.

We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.

New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, or delays in their introduction, could materially and adversely affect our results of operations.

In addition, if we experience an increase in the amounts we pay to procure pharmaceutical drugs, including generic drugs, it could have a material adverse effect on our results of operations. Our gross profit margins would be adversely affected to the extent we are not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our projections.

We may experience a significant disruption in our computer systems.

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, finance and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, cyber-attacks, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our business and results of operations. In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. While we are aware of inherent risks associated with replacing these systems and believe we are taking reasonable action to mitigate known risks, there can be no assurance that we will not experience significant issues with our existing systems prior to implementation, that our technology initiatives will be successfully deployed as planned or that they will be timely implemented without significant disruption to our operations. We also could be adversely affected by any significant disruption in the systems of third parties we interact with, including key payors and vendors.

We outsource certain operations of our business to third-party vendors, which could leave us vulnerable to data security failures of third parties.

We outsource certain operations to third-party vendors to achieve efficiencies. Such outsourced functions include but are not limited to pharmacy system software updates and maintenance, payment processing, prescription data processing, and technology services. Although we expect our business partners to maintain the same vigilance as we do with respect to data security, we cannot control the operations of these third parties. While we engage in certain actions to reduce the exposure resulting from outsourcing, vulnerabilities in the information security infrastructure of our business partners could make us vulnerable to attacks or disruptions in service.

Possible changes in industry pricing benchmarks.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price (“AWP”), which is the pricing reference used for many pharmaceutical purchase agreements, retail network contracts, specialty payor agreements, and other contracts with third party payors in connection with the reimbursement of specialty drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact our pricing arrangements. The effect of these possible changes on our business cannot be predicted at this time.

Legislative or regulatory policies in the U.S. designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general may adversely impact our business and results of operations.

Currently, there are numerous congressional, legislative and/or regulatory proposals which seek to amend and or replace the ACA, including proposals to manage the cost of healthcare, including prescription drug cost. Such proposals may include changes in reimbursement rates, restrictions on rebates and discounts, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs, and other significant healthcare reform proposals, including their repeal or replacement. Further, more exacting regulatory policies and requirements specific to the pharmacy sector may cause a rise in costs, labor, and time to meet all such requirements. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals, if enacted, could have a material adverse impact on our business.

Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect any of this information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.

Most of our activities involve the receipt or use of personal health information (“PHI”) concerning individuals. There is substantial regulation at the federal and state levels addressing the use, disclosure, and security of PHI. At the federal level, HIPAA and the regulations issued thereunder impose extensive requirements governing the transmission, use, and disclosure of health information by all participants in health care delivery, including physicians, hospitals, insurers, and other payors. Many of these obligations were expanded under Health Information Technology for Economic and Clinical Health, passed as part of the American Recovery and Reinvestment Act of 2009. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to regulating privacy of PHI, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs. Further, future regulations and legislation that severely restrict or prohibit our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of PHI, we could be liable for significant damages, fines, or penalties and suffer severe reputational harm, each of which could have a material adverse effect on our reputation, our business, our results of operations, and our future prospects.

Our business, financial position, and operations could be adversely affected by environmental regulations, and health and safety laws and regulations applicable to our business.

Certain federal, state, and local environmental regulations and health and safety laws and regulations are applicable to our business, including the management of hazardous substances, storage, and transportation of possible hazardous materials, and various other disclosure and procedure requirements that may be promulgated by the Occupational Safety and Health Administration or the Environmental Protection Agency that may apply to our operations. Violations of these laws and regulations could result in substantial statutory penalties, sanctions, and, in certain circumstances, a private right of action by consumers, employees, or the general public.

Health Reform Legislation

Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (the “Health Reform Laws”), which enacted a number of significant healthcare reforms. Many of these reforms affect the coverage and plan designs that are provided by our health plan clients. As a result, these reforms impact a number of our services and business practices. President Donald Trump has stated his intentions to support the repeal and possible replacement of the Health Reform Laws during his term of office. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Reform Laws on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Congress may consider other legislation to repeal or replace elements of the Health Reform Laws. While not all of these reforms, or their repeal or replacement, affect our business directly, they could affect the coverage and plan designs that are or will be provided by many of our health plan clients. As a result, these reforms, or their repeal or replacement, could impact many of our services and business practices. There is considerable uncertainty as to the continuation of these reforms, their repeal, or their replacement.

Current economic conditions may adversely affect our industry, business and results of operations.

The future economic environment is uncertain. This economic uncertainty could lead to reduced consumer spending. If consumer spending decreases or does not grow, we may not be able to sustain or grow sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. A softening in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

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

Item 2.	Properties.

The physical properties used by the Company are summarized below:

Property Type	Owned/Leased	Number	Location	Approximate Square Feet
Retail pharmacy	Leased	1	Dallas, TX	13,000
Retail pharmacies	Leased	3	Texas	9,000
Retail pharmacy	Leased	1	Oklahoma	3,000
Corporate office	Leased	1	Dallas, TX	2,000

Item 3.	Legal Proceedings.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our stock is quoted and traded on the OTCQB (“OTCQB: MYDP”), having changed its symbol from ASDS to reflect its recent name change to Dougherty’s Pharmacy, Inc. Prior to August 29, 2017, our stock was traded on the Pink Sheets. Upon the effectiveness of our Form 10 Registration Statement, we were approved to upgrade our listing on the OTCQB Venture Market.

The following is a summary of our stock’s quarterly market price ranges for the two most recent fiscal years. The price quotations noted herein represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal year 2016:	High	Low
First quarter*	$0.26	$0.18
Second quarter*	0.24	0.20
Third quarter*	0.30	0.20
Fourth quarter*	0.24	0.18

Fiscal year 2017:
First quarter*	$0.24	$0.18
Second quarter*	$0.23	$0.15
Third quarter*	$0.27	$0.14
Fourth quarter	$0.20	$0.08

*These quotations represent high and low bid prices for our stock as reported by OTCQB the Pink Sheets.

At March 14, 2018, there were approximately 114 holders of record of our common stock.

As of the closing price on March 14, 2018, the aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price for our common stock on the OTCQB was approximately $1.2 million.

On December 27, 2017 and December 12, 2016, the Company issued a $.0002 and $.0001, respectively, per share dividend to stockholders of record on December 18, 2017 and December 5, 2016, respectively. Based on the number of common shares outstanding on the record date, the Company issued 470,881 and 221,948 new shares at a fair market value of $42,000 and $44,000, respectively, which was charged to accumulated deficit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Registration Statement and other documents that we file or furnish with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.

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

These and other risks, assumptions and uncertainties are described in Item 1A. “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 (000’s omitted).

Revenue

	2017	2016	$ Change

Revenue	$40,213	$42,786	$(2,573)
Cost of sales (exclusive of depreciation and amortization shown separately below)	29,390	31,736	(2,346)
Gross profit	10,823	11,050	(227)
Operating expenses
Selling, General and Administrative	10,395	10,449	(54)
Depreciation and amortization	1,008	1,052	(44)
Other income	3	85	(82)
Interest expense	427	443	(16)
Loss of disposal of assets	75	4,008	(3,933)
Income tax provision	1,029	42	987
Net loss	$(2,108)	$(4,859)	$2,751
plus:
Interest expense	$427	$443	$(16)
Depreciation and amortization	1,008	1,052	-44
Loss on disposal of assets	75	4,008	-3933
Income tax provision	1,029	42	987
EBITDA (Adjusted)	$431	$686	$(255)

Prescription count	436,945	443,467	(6,522)

Total revenues decreased $2,573 during the year ended December 31, 2017 to $40,213. This represents a 6% decrease from revenue of $42,786 in 2016. The decrease includes a 6,522 or 1.5% decrease in the number of retail pharmacy prescriptions sold, of which the majority, or 5,354 is attributable to the disposition of the Humble, Texas pharmacy with the remainder decrease of 1,168 due to competition. The decrease in revenue related to the Humble, Texas pharmacy was not significant at $353,000. The decline in revenues for the twelve months ended December 31, 2017, as compared to the same periods for 2016 are due to lower revenues per prescription filled due to the increase in brand to generic conversion rate to 84.1% from 82.7% and lower industry generic pricing selling prices in 2017 as compared to 2016 due to network reimbursement  pressures, competitive pressure and customer demand for lower prices. This trend is consistent with that reported by other retail pharmacy companies in the industry. This industry trend is expected to continue into 2018. Management expects this trend to continue impacting our business in 2018.

Gross Profit

Gross profit decreased $227 or 2.1% for the year ended December 31, 2017 to $10,823, or 26.9% of revenue. Gross profit was $11,050 or 25.8% of sales in 2016. $194 of the decrease in gross margin is attributable to the disposition of the Humble, Texas pharmacy. The increase in gross profit as a percent of revenue in 2017 to 26.9% from 25.8% in 2016 is due to the generic conversion rate discussed above as well as the improved pricing secured in the November 2016 pricing agreement with Cardinal Health. The increase in gross profit dollars was offset by the decrease in gross margin dollars due to the net loss of 1,168 prescriptions due to competition as compared to prior year. and the increase in third party payor fees. The increase in third party payor fees are due to Direct and Indirect Remuneration (“DIR”) fees charged to pharmacies that relate to Medicare Part D plans and commenced during the first quarter of 2017. DIR fees were $37,000, $53,000, $55,000 and $76,000 for the first, second, third and fourth quarters, respectively, of 2017, totaling $221,000. Total adjudicated fees were $418,000 for the twelve months ended December 31, 2017, an increase of 219.4% as compared to prior year due to the DIR fees. Management expects the DIR fees to continue to impact Gross profit in 2018. Gross profit includes all direct costs related to the sale of prescriptions.

Operating Expense

SG&A expense decreased $54 for the year ended December 31, 2017, to $10,395 from $10,449 in 2016. SG&A expense represented 25.8% of revenue in 2016 as compared to 24.4% of revenue in 2016. The increase in SG&A as a percentage of revenue is due to additional expenses related to accrued severance related the resignation of the President of Pharmacy Operations and professional fees for services and subscriptions incurred for the Form 10 filing, corporate name change and upgrade to OTCQB Venture Markets from the Pink Sheets offset by cost savings implemented to counter the expected lower gross profit. Depreciation and amortization decreased $44 for the year ended December 31, 2017, to $1,008 from $1,052 in 2016.

Interest Expense

Interest expense decreased $16 for the year ended December 31, 2017, to $427 from $443 in 2016. The decrease in interest expense is due to decrease in total debt of $1.3 million offset by increases in interest rates.

Earnings Before Interest, Taxes, Depreciation and Amortization

The one time non-operating investments impairment of $4,008, of which $3,812 is described in Note 8 of the Dougherty’s Consolidated Financial Statements contained herein, is added back to income to calculate EBITDA (Adjusted) for the year ended December 31, 2016. The $3,812 charge is related to the liquidation of a partnership interest located in California that performs real estate advisory services to corporate clients around the United States. The investments impairments are not a result of ongoing operations and added back by management to derive comparative results year over year. EBITDA (Adjusted) decreased by $255 to EBITDA (Adjusted) of $431 in for the year ended December 31, 2017, from EBITDA (Adjusted) of $686 in 2016. EBITDA (Adjusted) represented 1.1% of revenue in 2017 as compared to 1.6% of revenue in 2016. This overall decrease is due primarily to increase in SG&A noted above.

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

As of December 31, 2017, we had working capital of approximately negative $2.0 million as compared to working capital of approximately negative $2.2 million at December 31, 2016. Negative working capital is due to the reclassification of the balance of $3.8 million and $4.2 million under the Company’s revolving credit facility (the “Revolver”) with the First National Bank of Omaha as of December 31, 2017 and December 31, 2016, respectively, to current liabilities to present the consolidated financial statements in conformity with GAAP. The reclassification does not affect the representation of the Company’s overall performance.

As of December 31, 2017, we had cash and restricted cash of approximately $389,000, of which $303,000 was restricted, as compared to approximately $361,000, of which $303,000 was restricted, at December 31, 2016. The increase in cash for the twelve months ended December 31, 2017, of $28,000 was the overall net increase from activities as presented below.

As of December 31, 2017, the Company had total current assets of $6,242,000 and total current liabilities of $8,196,000 creating negative working capital of approximately $1,954,000 as compared to total current assets of $6,013,000 and total current liabilities of $8,244,000 creating negative working capital of approximately $2,231,000 at December 31, 2016. The overall decrease in negative working capital of $277,000 is primarily due to payments of current notes payable and the Revolver, net of increases in accruals for severance and professional fees incurred for the Form 10 filing, discussed in “SG&A” above.

The change in cash and cash equivalents is as follows:

	2017	2016

Net cash provided by operating activities	$630	$1,374
Net provided by (used in) investing activities	859	(447)
Net cash used in financing activities	(1,461)	(937)
Net increase (decrease) increase in cash	$28	$(10)

Net cash provided by operating activities was approximately $630,000 in the twelve months ended December 31, 2017, compared to $1,374,000 in the twelve months ended December 31, 2016. The decrease of $744,000 was primarily due to an increase in net loss of $143,000 due to lower gross margin as discussed in “Gross Margin” above, a decrease in accounts receivable of $162,000 due to a reduction in accounts receivable related to the decline in revenues discussed in “Gross Margin” above, an increase in inventory of $465,000 for expected increases in sales for the fourth quarter, an increase in accounts payable of $244,000 due to the increase in inventory, and a decrease of $74,000 due to other net changes.

Net cash provided by (used in) investing activities was approximately $859,000 in the twelve months ended December 31, 2017, compared to a negative $447,000 in the twelve months ended December 31, 2016. Cash used to purchase property and equipment was $128,000 for the twelve months ended December 31, 2017, compared to $447,000 for the prior year. The decrease of $319,000 was primarily due to capital expenditures incurred during the twelve months ended December 31, 2016, related to the relocation of a pharmacy. For the twelve months ended December 31, 2017, cash proceeds from the disposition of the Humble, Texas pharmacy were $274,000, and cash provided by the proceeds of the disposition of CPOC was $687,000. Proceeds from these dispositions totaling $961,000 were primarily used to make payments on notes payable.

Net cash used in financing activities was $1,461,000 in the twelve months ended December 31, 2017, compared to net cash used in financing activities of $937,000 in the twelve months ended December 31, 2016. For the twelve months ended December 31, 2017, borrowings of $19,310,000 and payments of $19,657,000 were made on the revolving credit facility; payments of $1,114,000 were made on notes payable. For the twelve months ended December 31, 2016, borrowings of $22,779,000 and payments of $22,726,000 were made on the revolving credit facility; payments of $990,000 were made on notes payable.

Our principal indebtedness at December 31, 2017, consists of the following:

•	A number of term notes in favor of Cardinal Health in the aggregate amount of $3,347,000, secured by certain retail pharmacy assets, and maturing between August 2019 and August 2020;

•	A revolving credit facility in the principal amount of $4,450,000 as of December 31, 2017 of which the Company has currently borrowed $3,831,000 on the revolving credit facility, leaving $619,000 available for future borrowings;

•	Notes payable to sellers of acquired pharmacies in the aggregate amount of $97,000, unsecured, and maturing on or before September 18, 2018.

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

In addition, the Company may be required to make payment as a co-guarantor on a promissory note issued by a bank in favor of an individual who was previously, through August of 2008, a related party of the Company. The total principal amount including interest due and owing under the promissory note as of February 21, 2018, of $1,917,440 (the “Guarantee Payment”), and as the co-guarantor, of which $420,000 in payments were made during 2017. The Company’s guarantee is in effect through the December 2018 maturity date of the note. The Company has received written assurance that the primary obligors are current in their payment obligations under the promissory note as of February 21, 2018. The promissory note is fully collateralized by a property that is currently held for sale, is expected to sell before the maturity date and for which the proceeds will be sufficient and are expected to be used to pay off the balance of the promissory note. Upon payment of the promissory note in full, the restricted cash balance of $303,000, for which the Company was required to provide as escrow, and for which there are no additional escrow provisions, will be released and unrestricted for use in operations, financing or investing as determined Management. As the co-guarantor, the Company could be liable for the entire amount of the Guarantee Payment in the event of default, which management deems to be highly unlikely. Should the Company be obligated to perform under the guarantee agreement, the Company may seek recourse from the related party in the form of the loan collateral. No liability has been recorded as of December 31, 2017 or 2016 related to this guarantee.

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

Tax Loss Carryforwards

At December 31, 2016, we had approximately $48 million of federal NOL carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2020 to 2035. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our federal NOL carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income, except for $2 million that is estimated to offset future taxable income from pharmacy operations and or the sale of pharmacy businesses. On December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act” (the “TCJA”). Among numerous changes to existing tax laws, the TCJA permanently reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects on deferred tax balances of changes in tax rates are required to be taken into consideration in the period in which the changes are enacted, regardless of when they are effective. As the result of the reduction of the corporate income tax rate under the TCJA, the Company estimated the revaluation of its net deferred tax assets from $3 million to $2 million and recorded a provisional noncash income tax loss of approximately $1.0 million for year ended December 31, 2017. The Company has not completed all of its processes to determine the TCJA’s final impact. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance. The accounting is expected to be completed by the time the 2017 federal income tax return is filed in 2018.

The estimated deferred tax asset is consistent with the prior year, accordingly, no tax benefit has been recognized in the periods presented other than the $1.0 million discussed above.

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

Please see Notes 10 and 14 of the Dougherty’s Consolidated Financial Statements contained herein.

	Contractual Obligations As of December 31, 2017
	Payments due by Period ($-000's omitted)
	Less than	1-3	4-5	More than
	1 year	Years	Years	5 years	Total
Lease Obligations	776	1,538	1,343	3,853	7,510
Notes Payable	4,644	2,801	–	–	7,445
Total	$5,420	$4,339	$1,343	$3,853	$14,955

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future periods. Some of the more significant estimates include intangible asset impairment, cost method investments and income taxes. We use the following methods to determine our estimates:

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

Inventories

Inventories consist of health care product finished goods held for resale, valued at the lower of cost using the first-in, first-out method or net realizable value. The Company maintains an estimated reserve against inventory for excess, slow-moving, and obsolete inventory as well as inventory for which carrying value is in excess of its net realizable value.

Intangible Assets

Intangible assets with finite lives are being amortized on the straight-line basis over seven years. Such assets are periodically evaluated as to the recoverability of their carrying values.

Cost Method Investments

Cost method investments represent investments in limited partnerships accounted for using the cost method of accounting. None of these investments are investments in publicly traded companies. The cost method is used because the Company does not have a controlling interest and does not have significant influence over the operations of the respective companies. Accordingly, the Company does not record its proportionate share of the income or losses generated by the limited partnerships in the consolidated statement of operations. The Company recognizes as income dividends that are distributed from net accumulated earnings of the investees since the date of acquisition. The investments are recorded at carrying value and based on information obtained from the entities in which the Company owns these interests, and management does not believe these to be impaired.

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

Tax positions are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this report.

Item 9A.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2018 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 14.	Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 15.	Exhibits and Financial Statement Schedules.

(a)       1.   Consolidated Financial Statements.

The following consolidated financial statements of Dougherty’s, Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)       Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of The Registrant filed on August 8, 2000 (1)
3.2	Certificate of Ownership and Merger of ASD Systems, Inc. (a Texas corporation) with and into Ascendant Solutions, Inc. (a Delaware corporation and wholly owned subsidiary of ASD Systems, Inc.) filed on October 19, 2000. (1)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant filed on May 10, 2017. (1)
3.4	Bylaws of The Registrant. (1)
4.1	Specimen of The Registrant Common Stock Certificate (1)
4.8	Floating Rate Term Note dated August 1, 2014 by and between Dougherty’s Holdings, Inc. and Cardinal Health, Inc. (1)
4.9	Unconditional Guaranty dated August 1, 2014, by and between the Registrant; Dougherty’s Pharmacy, Inc.; and Dougherty’s Pharmacy Forest Park Dallas, LLC; and Cardinal Health, Inc. (1)
4.10	Floating Rate Term Note dated August 29, 2104, by and between Dougherty’s Holdings, Inc. and Cardinal Health, Inc. (1)
4.11	Unconditional Guaranty dated August 29, 2014, by the Registrant, Dougherty’s Pharmacy, Inc., Dougherty’s Pharmacy Forest Park Dallas, LLC, Dougherty’s Pharmacy Humble, LLC, and Cardinal Health, Inc. (1)
4.12	Floating Rate Term Note dated January 2, 2015, between Dougherty’s Holdings, Inc. and Cardinal Health, Inc. (1)
4.13	Unconditional Guaranty dated January 2, 2015, by the Registrant, Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy Forest Park Dallas, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy El Paso, LLC; and Cardinal Health, Inc. (1)
4.14	Floating Term Note dated June 26, 2015, by and between Dougherty’s Holdings, Inc. and Cardinal Health, Inc. (1)
4.15	Unconditional Guaranty dated June 26, 2015, by the Registrant, Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy Forest Park Dallas, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy McAlester, LLC; and Cardinal Health, Inc. (1)
4.16	Floating Rate Term Note dated August 27, 2015, by and between Dougherty’s Holdings, Inc., Dougherty’s Pharmacy Springtown, LLC, and Cardinal Health, Inc. (1)
4.17	Unconditional Guaranty dated August 27, 2015, by the Registrant; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy Forest Park Dallas, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy McAlester, LLC; and Cardinal Health, Inc. (1)
4.18	Promissory Note dated July 1, 2016, by and between Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty’s Pharmacy Forest Park Dallas, LLC; Dougherty’s Pharmacy Springtown, LLC; and First National Bank of Omaha. (1)
4.20	Commercial Security Agreement dated July 1, 2016, by and among Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty’s Pharmacy Forest Park Dallas, LLC; and Dougherty’s Pharmacy Springtown, LLC (as “Grantors”) and First National Bank of Omaha. (1)
4.21	Business Loan Agreement dated July 1, 2016, by and among Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty’s Pharmacy Forest Park Dallas, LLC; and Dougherty’s Pharmacy Springtown, LLC (as “Borrower”) and First National Bank of Omaha. (1)
4.22	Commercial Guaranty dated July 1, 2016, by and between the Registrant and First National Bank of Omaha. (1)
4.23	Amended and Restated Fixed Rate Note dated March 31, 2017, by and between Dougherty Holdings, Inc. and Cardinal Health 100, LLC.(1)
4.24	Security Agreement dated March 31, 2017, by and between Dougherty’s Pharmacy El Paso, LLC and Cardinal Health 110, LLC. (1)
4.25	Security Agreement dated March 31, 2017, by and between Dougherty’s Pharmacy Humble, LLC and Cardinal Health 110, LLC. (1)
4.26	Security Agreement dated March 31, 2017, by and between Dougherty’s Pharmacy McAlester, LLC and Cardinal Health 110, LLC. (1)
4.27	Unconditional Guaranty dated March 31, 2017 by and among the Registrant, Dougherty’s Pharmacy, Inc., and Dougherty’s Pharmacy Forest Park, LLC, Dougherty’s Pharmacy Humble, LLC, Dougherty’s Pharmacy El Paso, LLC, and Dougherty’s Pharmacy McAlester, LLC (the “Guarantors”) in favor of Cardinal Health 110, LLC. (1)
4.28	Promissory Note, effective September 1, 2017, by and between Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty’s Pharmacy Forest Park Dallas, LLC; and Dougherty’s Pharmacy Springtown, LLC and First National Bank of Omaha. (2)
4.29	Business Loan Agreement, effective September 1, 2017, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (3)

4.30	Commercial Guaranty, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha, in favor of Dougherty’s Pharmacy, Inc. (3)
4.31	Commercial Security Agreement, effective September 1, 2017, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (3)
10.1	Form of Director and Officers Indemnification Agreement (1)
10.2	Restricted Share Unit Incentive Plan (1)
10.3	Specimen of the Restricted Share Unit Plan Agreement (1)
10.4	Prime Vendor Agreement by and between Cardinal Health 110, LLC and Cardinal Health 411, Inc. and the Registrant, dated May 1, 2014 (1)(4)
10.5	First Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated May 1, 2015. (1)(4)
10.6	Second Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated July 1, 2015. (1)(4)
10.7	Third Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated October 1, 2015. (1)(4)
10.8	Fourth Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated January 1, 2016. (1)(4)
10.9	Fifth Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated November 1, 2016. (1)(4)
10.10	Sixth Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated December 1, 2016. (4)
10.11	Commercial Guaranty dated May 4, 2011 by and between the Registrant and Sunwest Bank. (1)
10.12	Forbearance Agreement dated December 30, 2016, by and among Kevin H. Hayes, Sr., Alice H. Hayes, the Registrant, and Sunwest Bank. (1)
21	Subsidiaries of The Registrant (1)
31.1	Certification of the Interim President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (5)
32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
101.INS	XBRL Instances Document (5)
101.SCH	XBRL Taxonomy Extension Schema Document (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Filed as the corresponding Exhibit Number with the Company’s Registration Statement on Form 10, File Number 000-27945 filed with the Commission on June 2, 2017.
(2)	Filed as the corresponding Exhibit Number with the Company’s Quarterly Report Form 10-Q, File Number 000-27945 filed with the Commission on August 14, 2017.
(3)	Filed as the corresponding Exhibit Number with the Company’s Registration Statement on Form 10 Amendment No. 2, File Number 000-27945 filed with the Commission on August 18, 2017.
(4)	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2018	DOUGHERTY’S PHARMACY, INC.
(Registrant)

	By:	/s/ James C. Leslie
James C. Leslie
Chairman, Chief Executive Officer, Interim President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. LESLIE	Chairman, Chief Executive Officer, Interim President,	March 29, 2018
James C. Leslie	Interim Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ TROY PHILLIPS	Director	March 29, 2018
Troy Phillips

/s/ WILL CURETON	Director
Will Cureton		March 29, 2018

/s/ ANTHONY J. LEVECCHIO	Director	March 29, 2018
Anthony J. LeVecchio

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dougherty’s Pharmacy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dougherty’s Pharmacy, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2015.

Dallas, Texas

March 29, 2018

Dougherty’s Pharmacy, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

(000’s omitted, except par value and share amounts)

	2017	2016

ASSETS

Current Assets
Cash	$86	$58
Restricted cash	303	303
Trade accounts receivable, net	1,673	1,901
Other receivables	345	113
Receivable from affiliates	6	12
Inventories, net	3,562	3,340
Prepaid expenses	267	286
Total current assets	6,242	6,013
Long term receivable	448	–
Property and equipment, net	1,045	1,386
Intangible assets, net	2,892	3,681
Investments carried at cost	–	1,295
Deferred tax asset	2,000	3,000
Total assets	$12,627	$15,375

LIABILITIES

Current Liabilities
Accounts payable	$3,123	$2,643
Accrued liabilities	429	293
Notes payable, current portion	813	1,129
Revolving credit facility	3,831	–
Total current liabilities	8,196	4,065
Revolving credit facility	–	4,179
Notes payable, long-term portion	2,801	3,428
Total liabilities	10,997	11,672

STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.0001 par value; 7,500,000 shares authorized: none issued and outstanding
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,003,310 shares issued and 22,973,310 shares outstanding at December 31, 2017; 23,447,679 shares issued and 22,417,679 shares outstanding at December 31, 2016	2	2
Additional paid-in capital	60,221	60,144
Accumulated deficit	(58,196)	(56,046)
Treasury stock, at cost, 1,030,000 shares	(397)	(397)
Total stockholders' equity	1,630	3,703
Total liabilities and stockholders' equity	$12,627	$15,375

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017 and 2016

(000’s omitted, except share and per share amounts)

	Twelve Months Ended
	December 31,
	2017	2016

Revenue	$40,213	$42,786
Cost of sales (exclusive of depreciation and amortization shown seperately down below)	29,390	31,736
Gross profit	10,823	11,050

Operating expenses
Selling, general and administrative expenses	10,360	10,428
Non-cash stock compensation	35	21
Depreciation and amortization	1,008	1,052
Total operating expenses	11,403	11,501
Operating loss	(580)	(451)

Other income	3	85
Interest expense	(427)	(443)
Loss on disposal of assets and investment impairment	(75)	(4,008)
Loss before provision for income tax	(1,079)	(4,817)
Income tax provision	(1,029)	(42)
Net loss	$(2,108)	$(4,859)

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.22)
Weighted-average number of shares - basic and diluted	22,500,238	22,161,920

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

(000’s omitted, except share amounts)

	Class A Common Stock				Treasury
	Shares	Amount	APIC	Accum Deficit	Shares	Amount	Total
Balance at December 31, 2015	23,126,756	$2	$60,079	$(51,143)	(1,030,000)	$(397)	$8,541
Issue vested restricted stock units	98,975		21				21
Issue stock dividend	221,948		44	(44)			–
Net loss				(4,859)			(4,859)
Balance at December 31, 2016	23,447,679	$2	$60,144	$(56,046)	(1,030,000)	$(397)	$3,703
Issue vested restricted stock units	84,750		35				35
Issue stock dividend	470,881		42	(42)			–
Net loss				(2,108)			(2,108)
Balance at December 31, 2017	24,003,310	$2	$60,221	$(58,196)	(1,030,000)	$(397)	$1,630

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

(000’s omitted)

	2017	2016
Operating Activities
Net loss	$(2,108)	$(4,859)
Items not requiring (providing) cash
Provision for doubtful accounts	8	91
Depreciation and amortization	1,008	1,052
Change in deferred tax asset	1,000	–
Stock-based compensation	35	21
Loss from disposal of assets	75	114
Investments impairment	–	3,894
Changes in operating assets and liabilities:
Accounts receivable	160	(2)
Inventories	(258)	207
Prepaid expenses and other assets	114	179
Accounts payable	460	684
Accrued liabilities	136	(7)
Net cash provided by operating activities	630	1,374

Investing Activities
Purchases of property and equipment	(128)	(447)
Cash proceeds from disposition of equipment	26	–
Cash proceeds from disposition of pharmacy	274	–
Cash received upon disposition of investment	687	–
Net provided by (used in) investing activities	859	(447)

Financing Activities
Payments on notes payable	(22,023)	(25,123)
Proceeds from notes payable	20,562	24,186
Net cash used in financing activities	(1,461)	(937)

Net increase (decrease) increase in cash	28	(10)

Cash, beginning of period	361	371
Cash, end of period	$389	$361

Supplemental Cash Flow Information
Cash paid for income taxes	$21	$43
Cash paid for interest	$425	$441

Reconciliation of Cash to the Consolidated Balance Sheets
Cash	$86	$58
Restricted cash	303	303
Total cash	$389	$361

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.       Organization and Significant Accounting Policies

Description of Business

Dougherty’s Pharmacy, Inc. (“Dougherty’s” or the “Company”) is a value oriented investment firm focused on successfully acquiring, managing and growing community based pharmacies in the Southwest Region. Dougherty’s was incorporated in Delaware on August 8, 2000.

A summary of the Company’s investments at Dougherty’s, is shown in the table below:

Date	Entity	Transaction Description	% Ownership

March 2004	Dougherty’s Holdings, Inc. and subsidiaries (“DHI”or “the Borrowers”)	Acquisition of retail pharmacy	100%

September 2010	ASDS of Orange County, Inc. (“ASDS”),	Holding company for Investment in CRESA Partners of Orange County, L.P. (“CPOC”)	100%

On February 7, 2017, CRESA Partners of Orange County, L.P., an affiliate of Cresa Partners-West, Inc. was acquired by Savills Studley, Inc. liquidating the partnership interest in its entirety held by ASDS of Orange County, Inc. (see Note 8)

On May 6, 2017, the Company sold its pharmacy in Humble, Texas, acquired in September 2014, and received total cash proceeds of $274,000 related to this transaction. The revenues and earnings of the pharmacy are not significant to the consolidated financial statements taken as a whole.

Our business requires us to rely on cash flow from operations and the revolving credit facility as our primary sources of funding to operate and meet our financial obligations in the foreseeable future. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. We maintain a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we manage our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, and future investments or acquisitions. As of December 31, 2017 we had cash and restricted cash of approximately $389,000, working capital of approximately negative $2.0 million and total outstanding debt of $7.4 million, including $3.8 million for the revolving credit facility. Negative working capital is due to the reclassification of the revolving credit facility to current liabilities to present the consolidated financial statements in conformity with GAAP. The reclassification does not affect the representation of the Company’s overall performance. Cash provided from operating activities for the twelve months ended December 31, 2017 was $630,000. Management believes it will have adequate cash to operate the Company and renew, extend, or refinance the revolving credit facility in the next twelve months.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.       Organization (Continued)

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dougherty’s and all subsidiaries for which the Company has a controlling financial interest. Dougherty’s uses the cost method of accounting to recognize investments in and income from entities where Dougherty’s does not have a significant influence. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Receivables recorded in the financial statements represent valid claims against debtors for services rendered or other charges arising on or before the balance sheet date. Management makes estimates of the collectibility of accounts receivable. Specifically, management analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in customer payment terms and collections trends when evaluating the adequacy of the allowance for doubtful accounts. Any change in the assumptions used in analyzing accounts receivable may result in additional allowances for doubtful accounts being recognized in the periods in which the change in assumptions occurs.

At December 31, 2017 and 2016, 100% of the trade accounts receivable is from retail pharmacy operations.

Inventories

Inventories consist of health care product finished goods held for resale, valued at the lower of cost using the first-in, first-out method or net realizable value. The Company maintains an estimated reserve against inventory for excess, slow-moving, and obsolete inventory as well as inventory for which carrying value is in excess of its net realizable value.

Property and Equipment

Property and equipment is carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of either the lease term or the estimated useful life of the asset.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.       Organization and Significant Accounting Policies (Continued)

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

Intangible Assets

Intangible assets with finite lives are being amortized on the straight-line basis over seven years. Such assets are periodically evaluated as to the recoverability of their carrying values.

Treasury Stock

Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first-in, first-out method.

Cost Method Investments

Cost method investments represent investments in limited partnerships accounted for using the cost method of accounting. None of these investments are investments in publicly traded companies. The cost method is used because the Company does not have a controlling interest and does not have significant influence over the operations of the respective companies. Accordingly, the Company does not record its proportionate share of the income or losses generated by the limited partnerships in the consolidated statement of operations. The Company recognizes as income dividends that are distributed from net accumulated earnings of the investees since the date of acquisition. Transactions related to the cost method investments are more fully described in Note 8.

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

Substantially all revenues earned during the years ended December 31, 2017 and 2016, were earned from the retail pharmacy business.

1.       Organization and Significant Accounting Policies (Continued)

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

Tax positions are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

On December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act” (the “TCJA”). Among numerous changes to existing tax laws, the TCJA permanently reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects on deferred tax balances of changes in tax rates are required to be taken into consideration in the period in which the changes are enacted, regardless of when they are effective. As the result of the reduction of the corporate income tax rate under the TCJA, the Company estimated the revaluation of its net deferred tax assets and recorded a provisional noncash income tax loss of approximately $1.0 million for year ended December 31, 2017. The Company has not completed all of its processes to determine the TCJA’s final impact. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance. The accounting is expected to be completed by the time the 2017 federal income tax return is filed in 2018.

Interest and penalties on income tax related items are included within the income tax provision and are recorded in income tax expense. The Company did not incur any interest and penalties during the years ended December 31, 2017 and 2016.

With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.       Organization and Significant Accounting Policies (Continued)

Advertising Expense

Advertising expense is comprised of media, agency, coupon, trade shows and other promotional expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of a major commercial or media campaign that are charged to operations during the period in which the advertisement or campaign is first presented by the media. Advertising expenses totaled $101,000 in 2017 and $109,000 in 2016.

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the requisite service period (usually the vesting period) based on their grant date fair value. See Note 12 for additional information on stock-based compensation.

Earnings per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss and unrecognized stock based-based compensation by the weighted-average number of common shares outstanding during the period and the unvested restricted stock units. The unrecognized stock based compensation for 2017 and 2016 is $105,000 and $32,000, respectively; the unvested restricted stock units is 633,250 and 203,400, respectively. Due to the net losses for both years, restricted stock units for 2017 and 2016 were anti-dilutive.

New Accounting Pronouncements

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows. Our current minimum lease commitments are disclosed in Note 13.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1.       Organization and Significant Accounting Policies (Continued)

Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers (Topic 606)”

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or Accounting Standards Codification 606 (“ASC 606”). This guidance outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. Under the new revenue recognition standard, entities apply a five-step model that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, companies identify the performance obligations within their contracts with customers, allocate the transaction price received from customers to each performance obligation identified within their contracts, and recognize revenue as the performance obligations are satisfied. During 2015, 2016, and 2017, the FASB issued various amendments which provide additional clarification and implementation guidance on ASC 606. Specifically, these amendments clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, clarify how an entity should identify performance obligations and licensing implementation guidance, as well as account for shipping and handling fees and freight service, assess collectability, present sales tax, treat non-cash consideration, and account for completed and modified contracts at the time of transition. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for ASC 606 and amendments is for fiscal years, and for interim periods within those years, beginning after December 15, 2017, and the Company will adopt this guidance using the modified retrospective approach effective January 1, 2018.

The Company has substantially completed its assessment of ASC 606, and the adoption of this guidance is not expected to have a material impact on its recognition of pharmacy retail sales of prescriptions and products.

The Company has contracts with long-term care facilities to provide retail pharmacy prescriptions, the delivery of those prescriptions, certain computer and medication dispensing equipment and software and support services all of which are specifically outlined in the contract. The contracts provide for reimbursement of certain costs for certain of these services. As it relates to the long-term care contracts and any other support services provided to its customers, the Company has determined that no revenue is recognized from separate and distinct performance obligations other than the retail sale of the pharmacy prescriptions and products.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2.       Trade Accounts Receivable

Trade accounts receivable consist of the following at December 31:

	2017	2016
Trade accounts receivable - retail pharmacy	$1,707,000	$1,930,000
Less: Allowance for doubtful accounts	(34,000)	(29,000)
	$1,673,000	$1,901,000

3.       Other Receivables

Other accounts receivable consist of the following at December 31:

	2017	2016
Due from inventory return service	$185,000	$113,000
Current portion of proceeds due from disposition of investment	160,000	–
	$345,000	$113,000

4.       Inventories

Inventories consist of the following at December 31:

	2017	2016
Inventories - retail pharmacy	$3,596,000	$3,372,000
Less: Inventory reserves	(34,000)	(32,000)
	$3,562,000	$3,340,000

5.       Prepaid Expenses

Prepaid expenses consist of the following at December 31:

	2017	2016
Prepaid insurance	$199,000	$195,000
Other prepaid expenses	68,000	91,000
	$267,000	$286,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

6.       Property and Equipment, Net

Property and equipment, net consist of the following at December 31:

	Estimated Useful Lives	2017	2016
Computer equipment and software	3 to 5 years	$1,484,000	$1,483,000
Furniture, fixtures and equipment	5 to 7 years	1,072,000	1,106,000
Leasehold improvements	Life of lease
	(generally 15 years)	1,284,000	1,373,000
		3,840,000	3,962,000
Less accumulated depreciation		(2,795,000)	(2,576,000)
		$1,045,000	$1,386,000

Depreciation expense was $329,000 and $356,000 for the years ended December 31, 2017 and 2016, respectively.

7.       Intangible Assets, Net

Intangible assets, net consist of the following at December 31:

	Estimated Useful Lives	2017	2016
Patient prescriptions	7 years	$4,691,000	$4,870,000
Less accumulated amortization		(1,799,000)	(1,189,000)
		$2,892,000	$3,681,000

Amortization expense was $679,000 and $696,000 for the years ended December 31, 2017 and 2016, respectively.

Amortization expense for the years ended December 31, are as follows:

2018	$670,000
2019	670,000
2020	670,000
2021	648,000
2022	234,000
$2,892,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

8.       CRESA Partners of Orange County, L.P.

Effective May 1, 2004, the Company acquired through ASDS all of the issued and outstanding stock of CPOC, pursuant to a Stock Purchase Agreement dated March 23, 2004, between the sole stockholder and Chairman of CPOC (the “Seller”), and ASDS for $6.9 million, plus closing costs. CPOC is located in Newport Beach, California, and provides performance based corporate real estate advisory services to corporate clients around the United States, such as tenant representation services to commercial and industrial users of real estate.

The acquisition of CPOC assets in 2004 were accounted for using the purchase method of accounting, and the purchase price was allocated to identifiable assets, including intangible assets, and liabilities at their fair market value at the date of acquisition.

Pursuant to the partnership agreement, upon the payoff of the original acquisition debt by CPOC, which was paid in full on August 31, 2010, the Company’s residual interest in CPOC became 10% and the principles of consolidation for financial reporting purposes were no longer satisfied. As of August 31, 2010, the Company deconsolidated the results of operations of CPOC and recognized the Company’s remaining investment in CPOC at estimated fair value. The continuing investment is accounted for on the cost method of accounting as the Company does not have significant influence over CPOC. Distributions of zero and $84,000 were recognized as dividend income during the years ended December 31, 2017 and 2016, respectively.

On February 7, 2017, CRESA Partners of Orange County, L.P., an affiliate of Cresa Partners-West, Inc. was acquired by Savills Studley, Inc. liquidating the partnership interest in its entirety held by ASDS of Orange County, Inc. As a result, as of December 31, 2016, the Company recorded a $3,812,000 loss on impairment to write down the investment to the estimated value to be received from the sale of $1,295,000, which represented the estimated future cash payments for this transaction. The Company has received payments of $687,000 with the remainder due in three increments contingent on certain milestones expected to be achieved. The first increment of $160,000 due in September, 2018 is included in other receivables; the remaining two increments totaling $448,000 is recorded as a long term receivable due in 2020 and 2021.

9.       Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2017	2016
Accrued payroll and related costs	$237,000	$186,000
Accrued expenses - other	107,000	14,000
Accrued rent	18,000	32,000
Accrued property, federal, state and sales taxes	67,000	61,000
	$429,000	$293,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

10.       Notes Payable

Notes payable consist of the following at December 31:

	2017	2016

First National Bank of Omaha Credit Facility and Promissory Note secured by certain retail pharmacy assets
Revolving line of credit in the principal amount of $4,450,000, interest at LIBOR plus 3.25% (4.62% at Dec 31, 2017)	$3,831,000	$4,179,000
Term note in the principal amount of $150,000 with interest payable at LIBOR plus 3.25% (4.04% at March 31, 2017) per annum payable in monthly installments of $10,000 plus all accrued and unpaid interest due. Paid in full February 8, 2017.	–	100,000

Cardinal Health Term Notes, secured by certain retail pharmacy assets
Term note in the principal amount of $1,500,000 with interest payable at prime plus 2.75 (7.25% at Dec 31, 2017 ) per annum payable in monthly installments of $17,861 plus interest, a final payment of $446,533 plus all accrued and unpaid interest due in full on February 20, 2017. Refinanced March 31, 2017.	–	447,000
Term note in the principal amount of $432,859 at fixed interest rate of 8.11% per annum payable in 36 monthly installments of $13,641. Final payment plus accrued and unpaid interest due in full on April 10, 2020.	335,000	–

Term note in the principal amount of $1,827,850 with interest payable at prime plus 2.6% (7.1% at Dec 31, 2017) per annum payable in monthly installments of $15,232 plus interest, a final payment of $929,157 plus all accrued and unpaid interest due in full on July 10, 2020.	1,371,000	1,553,000
Term note in the principal amount of $1,241,350 with interest payable at prime plus 2.6% (7.1% at Dec 31, 2017 ) per annum payable in monthly installments of $10,344 plus interest, a final payment of $638,850 plus all accrued and unpaid interest due in full on January 10, 2020.	869,000	993,000
Term note in the principal amount of $744,100 with interest payable at prime plus 2.38% (6.88% at Dec 31, 2017 ) per annum payable in monthly installments of $6,200 plus interest, a final payment of $378,251 plus all accrued and unpaid interest due in full on August 10, 2020.	570,000	645,000
Term note in the principal amount of $305,350 with interest payable at prime plus 2.4% (6.9% at Dec 31, 2017 ) per annum payable in monthly installments of $2,545 plus interest, a final payment of $155,220 plus all accrued and unpaid interest due in full on August 10, 2019.	202,000	231,000
Term note in the principal amount of $168,350 with interest payable at prime plus 2.6% (7.1% at Dec 31, 2017 ) per annum payable in monthly installments of $2,004 plus interest, a final payment of $50,356 plus all accrued and unpaid interest due in full on September 10, 2019. Paid in full May 6, 2017.	–	112,000

Acquisition Notes Payable , unsecured

Notes payable to sellers of acquired pharmacies with varying monthly payments with interest at 5.5% due through September 2018.	97,000	309,000
Insurance notes payable, secured by the respective insurance policies
Notes payable for the Company’s insurance policy premiums with varying monthly payments due through September 2018. Interest rates vary up to 4.076%	170,000	167,000
	7,445,000	8,736,000
Less current portion	(4,644,000)	(1,129,000)
	$2,801,000	$7,607,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

10.       Notes Payable (Continued)

Future maturities of notes payable at Dougherty’s are as follows:

2018	$4,644,000
2019	1,334,000
2020	1,467,000
$7,445,000

The revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) is secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers. On July 1, 2017, the Company obtained an extension of the Revolver, through September 1, 2017. On August 9, 2017, the Company obtained an additional term for the Revolver in the amount of $4,450,000 effective September 1, 2017, and then effective February 1, 2018, in the amount of $4,000,000. Outstanding advances under the Revolver will bear interest at LIBOR plus 3.25% (4.62% at December 31, 2017); accrued and unpaid interest on the Revolver is due monthly. All outstanding principal under the Revolver plus all accrued and unpaid interest thereon is due and payable in full on August 1, 2018. As of the date of this report, the Lender has indicated they do not intend to renew the Revolver on the maturity date. The Revolver is secured by certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company. The Revolver is subject to certain financial restrictions, subject to the Lender’s prior written approval, including, but not limited to, capital expenditures not to exceed $200,000, additional indebtedness, acquisitions of entities and payment of dividends and distributions. Effective December 31, 2017, the Borrowers will maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined. As of December 31, 2017 the Borrowers were in compliance with the financial covenant via waiver by the Lender.

In conjunction with pharmacy acquisitions, DHI secured term notes payable to Cardinal Health, its primary vendor (see Note 14), and promissory notes to the sellers, as described above. The Company refinanced the Cardinal Health Term Note due February 20, 2017 to a term of 36 months at 7.95% fixed rate interest due in full on April 10, 2020.

11.       Income Taxes

The provision for income taxes is reconciled with the federal statutory rate for the years ended December 31 is as follows:

	2017	2016

Provision computed at federal statutory rate	$(367,000)	$(1,638,000)
State income taxes, net of federal tax effect	5,000	30,000
Other permanent differences	5,000	6,000
Change in valuation allowance	(5,163,000)	1,645,000
TCJA income tax rate change	6,528,000	–
Change in current year estimate and other	21,000	(1,000)
Income tax provision	$1,029,000	$42,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

11.       Income Taxes (Continued)

Significant components of the net deferred tax assets at December 31 are as follows:

	2017	2016
Current deferred income tax assets:
Allowance for doubtful accounts	$7,000	$10,000
Inventory reserves	7,000	11,000
Income from Pass-through	155,000	32,000
UNICAP - Sec 263A	18,000	30,000
Accrued liabilities	28,000	25,000
Net current deferred income tax assets	215,000	108,000
Valuation allowance	(215,000)	(108,000)
	$–	$–

	2017	2016
Non-current deferred income tax assets:
Net operating loss carryforward	$10,135,000	$16,348,000
Alternative minimum tax credit	223,000	223,000
Other	195,000	252,000
Non-current deferred income tax assets	10,553,000	16,823,000

Valuation allowance	(8,553,000)	(13,823,000)
	$2,000,000	$3,000,000

As of Dougherty’s, the Company had approximately $223,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date. The Company also has unused net operating loss carryforwards of $48,260,000, which expire between 2020 and 2035.

The realization of the deferred tax assets, including net operating loss carryforwards, is subject to the Company’s ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. In evaluating whether a valuation allowance is required, management considered all available positive and negative evidence, including prior operating results, the nature and reason of any losses, the forecast of future taxable income and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. The estimates are based on management’s best judgment at the time made based on current and projected circumstances and conditions. The estimate of the realizability of the net deferred tax asset is a significant estimate that is subject to change in the near term. Management’s estimate of the use of net operating losses includes the estimated gain or loss resulting from the ultimate sale of the pharmacy businesses.

Management believes that the issuance of shares of common stock pursuant to the initial public offering on November 15, 1999, caused an “ownership change” for purposes of Section 382 of the Code on such date. Consequently, the Company believes that utilization of the portion of the Company’s federal net operating loss carryforwards attributable to the period prior to November 16, 1999, is limited by Section 382 of the Code. If an “ownership change” is determined to have occurred at a date after November 15, 1999, additional federal net operating loss carryforwards would be limited by Section 382 of the Code.

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

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

12.       Stock and Share-Based Compensation

Preferred Stock

The Company has authorized preferred stock as follows:

Number of
Shares

Series A convertible preferred stock, $.0001 par value	1,111,111
Series B redeemable preferred stock, $.0001 par value	1,111,111
Series C non-voting preferred stock, $.0001 par value	3,200,000
“Blank Check” preferred stock, $.0001 par value	2,077,778
Total	7,500,000

No preferred stock was outstanding at December 31, 2017 or 2016.

Stock Dividend

On December 27, 2017 and December 12, 2016, the Company issued a $.0002 and $.0001, respectively, per share dividend to stockholders of record on December 18, 2017 and December 5, 2016, respectively. Based on the number of common shares outstanding on the record date, the Company issued 470,881 and 221,948 new shares at a fair market value of $42,000 and $44,000, respectively, which was charged to accumulated deficit.

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

As of Dougherty’s, the following shares had been issued under the 2013 RSU Plan:

Year of Issuance:	Number of Shares	Fair Value at Date of Grant	Shares Vested	Non-Vested	Cancelled
2013	120,000	$26,400	115,000	–	5,000
2014	122,100	$30,946	86,700	25,250	10,150
2015	150,000	$39,000	70,000	65,000	15,000
2016	–	–	–	–	–
2017	563,000	$118,230	–	543,000	20,000
	955,100	$214,576	271,700	633,250	50,150

During 2017 and 2016, non-cash compensation expense of $35,000 and $21,000, respectively, was recognized for vested shares awarded in stock.

13.       Employee Benefit Plan

The Company has an employee benefit plan which is subject to ERISA guidelines and contains a safe harbor match in which the Company matches 100% on the first 2% and 4% for the years ended December 31, 2017 and 2016, respectively, of eligible compensation that participant’s contribute and vest 100% upon contribution. For the years ended December 31, 2017 and 2016, the Company made matching contributions totaling $69,000 and $140,000, respectively.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

14.       Commitments and Contingencies

Prime Vendor Agreement

On April 10, 2012, DHI entered into agreements with Cardinal Health 110, Inc. and Cardinal Health 411, Inc. (“Cardinal Health”) for a three-year period pursuant to which DHI and its subsidiaries agreed to purchase substantially all of their prescription pharmaceutical drugs, generic and over-the-counter pharmaceutical products. The Prime Vendor Agreement provides for minimum annual and aggregate net purchase volumes, certain percentage participation in vendor programs, bi-monthly payment terms, pricing discounts and volume rebates. Subsequent amendments provide for improved pricing and rebates due to increased volume; the amendment dated November 1 2016, extended the agreement through April 30, 2019. For the years ended December 31, 2017 and 2016, DHI purchased approximately $27,031,000 and $28,457,000 of its pharmaceutical products from Cardinal Health. All minimum commitments were made pursuant to these agreements during 2017 and 2016.

Operating Leases

The Company leases their pharmacy, corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $965,000 and $996,000 for the years ended December 31, 2017 and 2016, respectively.

Minimum lease payments under all non-cancelable operating lease agreements for the years ended December 31, are as follows:

2018	$776,000
2019	791,000
2020	747,000
2021	666,000
2022	677,000
Thereafter	3,853,000
$7,510,000

Legal Proceedings

The Company is occasionally involved in other claims and proceedings, which are incidental to its business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Guarantee

The Company is a co-guarantor on a promissory note in the original amount of $2,024,800, as renegotiated by the issuing bank during 2013, in favor of an individual who was previously, through August of 2008, a related party of the Company. The note became delinquent and was renegotiated in conjunction with the liquidation of the individual’s partnership interest in CPOC (see Note 8). As of February 21, 2018, the balance including interest was $1,917,440, of which $420,000 in principal payments have been made during 2017. The Company’s guarantee is in effect through the December 2018 maturity date of the note. The Company has received written assurance from the bank that the primary obligors are current in their payment obligations under the promissory note as of February 21, 2018. The promissory note is fully collateralized by a property that is currently held for sale, and is expected to sell before the maturity date. Upon payment of the promissory note in full, the restricted cash balance of $303,000, for which the Company was required to provide as escrow, and for which there are no additional escrow provisions, will be released and unrestricted for use in operations, financing or investing as determined Management. Should the Company be obligated to perform under the guarantee agreement, the Company may seek recourse from the related party in the form of the loan collateral. No liability has been recorded as of December 31, 2017 or 2016, related to this guarantee.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

15.       Related Party Transactions

Through June 2017, Company co-leased separate office space with entities controlled by the Company’s Chairman in the same building. The Company pays certain operating expenses of the other entities and records receivables due from these entities. The Company pays shared office costs of $2,000 through June 2017; $1,000 through December 31, 2017 and $500 thereafter to the entity controlled by the Chairman and records payable due to this entity. At December 31, 2017 and 2016, the Company had net receivables due from these affiliates totaling approximately $6,000 and $12,000, respectively. The receivables due from affiliates are classified in current assets based on the agreements with the affiliates for repayment.

During 2017, the Company received $18,000 and $1,000 as a portion of the sales commission proceeds, used to offset legal and rent expense, from the entity owned by the Company’s Chairman for the renegotiation of the lease for the Company’s flagship store and the corporate offices, respectively, both located in Dallas, Texas.

During the years ended December 31, 2017 and 2016, the Company paid fees to its directors of $49,000 and $56,000, respectively for their roles as members of the Board of Directors and its related committees. Fees paid to the Company’s Chairman totaled $120,000 for management and other services provided.

See also the guarantee agreement with a partner of CPOC described in Note 14.

16.       Subsequent Events

On February 12, 2018, DHI opened the Dougherty’s Pharmacy Legacy West retail pharmacy located within the JC Penney Corporate Headquarters at The Legacy West Campus in Plano, Texas. This location is initially filling prescriptions via its concierge service from its pharmacy on Campbell Road until the new location receives its pharmacy license, which is expected to be received within the standard 90 day waiting period. Dougherty’s anticipates first year revenues from the new location of less than $1,000,000 as the Company establishes itself at the new location.

