Form 10-Q
period 2018-03-31
Dougherty's Pharmacy, Inc.
filed 2018-05-11
CIK 1080029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of common stock, $0.0001 par value, of registrant outstanding at May 4, 2018: 23,066,564

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Balance Sheets

(000’s omitted, except par value and share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$59	$86
Restricted cash	304	303
Trade accounts receivable, net	1,622	1,673
Other receivables	359	345
Receivable from affiliates	10	6
Inventories, net	3,518	3,562
Prepaid expenses	209	267
Total current assets	6,081	6,242
Long term receivable	448	448
Property and equipment, net	1,046	1,045
Intangible assets, net	2,724	2,892
Deferred tax asset	2,000	2,000
Total assets	$12,299	$12,627

LIABILITIES

Current Liabilities
Accounts payable	$3,017	$3,123
Accrued liabilities	583	429
Notes payable, current portion	708	813
Revolving credit facility	3,975	3,831
Total current liabilities	8,283	8,196
Notes payable, long-term portion	2,661	2,801
Total liabilities	10,944	10,997

STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.0001 par value; 7,500,000 shares authorized: none issued and outstanding
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,117,164 shares issued and 23,087,164 shares outstanding at March 31, 2018; 24,003,310 shares issued and 22,973,310 shares outstanding at December 31, 2017	2	2
Additional paid-in capital	60,212	60,221
Accumulated deficit	(58,462)	(58,196)
Treasury stock, at cost, 1,030,000 shares	(397)	(397)
Total stockholders' equity	1,355	1,630
Total liabilities and stockholders' equity	$12,299	$12,627

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Operations

(000’s omitted, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$9,455	$10,055
Cost of sales (exclusive of depreciation and amortization shown separately below)	6,887	7,268
Gross profit	2,568	2,787

Operating expenses
Selling, general and administrative expenses	2,518	2,564
Non-cash stock compensation	(9)	12
Depreciation and amortization	242	266
Total operating expenses	2,751	2,842
Operating loss	(183)	(55)

Other income	37	–
Interest expense	(110)	(102)
Loss before provision for income tax	(256)	(157)
Income tax provision	(10)	(11)
Net loss	$(266)	$(168)

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)
Weighted-average number of shares-basic and diluted	23,087,164	22,417,760

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Cash Flows

(000’s omitted)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(266)	$(168)
Items not requiring (providing) cash
Depreciation and amortization	242	266
Stock-based compensation	(9)	12
Changes in operating assets and liabilities:
Accounts receivable	47	269
Inventories	44	(102)
Prepaid expenses and other assets	44	(25)
Accounts payable	(106)	238
Accrued liabilities	154	64

Net cash provided by operating activities	150	554

Investing Activities
Purchases of property and equipment	(75)	(41)
Cash received upon disposition of CPOC	–	617

Net cash (used in) provided by investing activities	(75)	576

Financing Activities
Payments on notes payable	(4,545)	(5,083)
Proceeds from notes payable	4,444	4,418

Net cash used in financing activities	(101)	(665)

Net (decrease) increase in cash	(26)	465

Cash, beginning of period	389	361
Cash, end of period	$363	$826

Supplemental Cash Flow Information
Cash paid for income taxes	$2	$1
Cash paid for interest	$111	$100

Reconciliation of Cash to the Consolidated Balance Sheets
Cash	$59	$523
Restricted cash	304	303
Total cash	$363	$826

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

1.       Organization and Significant Accounting Policies

Description of Business

Dougherty’s Pharmacy, Inc. (“Dougherty’s” or the “Company”) is a value oriented company focused on successfully acquiring, managing and growing community based pharmacies in the Southwest Region. Dougherty’s was incorporated in Delaware on August 8, 2000.

A summary of the Company’s investments at Dougherty’s, is shown in the table below:

Date	Entity	Transaction Description	% Ownership

March 2004	Dougherty’s Holdings, Inc. and subsidiaries (“DHI”or “the Borrowers”)	Acquisition of retail pharmacy	100%

September 2010	ASDS of Orange County, Inc. (“ASDS”),	Holding company for Investment in CRESA Partners of Orange County, L.P. (“CPOC”)	100%

On February 7, 2017, CRESA Partners of Orange County, L.P., an affiliate of Cresa Partners-West, Inc. was acquired by Savills Studley, Inc. liquidating the partnership interest in its entirety held by ASDS. ASDS remains active as a holding company for the remaining payouts.

On May 6, 2017, the Company sold its pharmacy in Humble, Texas, acquired in September 2014, and received total cash proceeds of $274,000 related to this transaction. The revenues and earnings of the pharmacy are not significant to the consolidated financial statements taken as a whole.

On February 6, 2018, the Company opened a new retail pharmacy location at The Campus at Legacy West in Plano, Texas (“Legacy”). This new location will offer pharmacy services and retail products to the approximately 3,000 JCPenney Home Office employees and is open to all other future tenants and visitors of The Campus at Legacy West. Dougherty’s is initially filling prescriptions via concierge service from its pharmacy on Campbell Road until the new location receives its pharmacy license, which is expected to occur within the standard 90-day waiting period or soon thereafter. Dougherty’s anticipates first year revenues from the new location of less than $1.0 million as the pharmacy establishes itself at the new location.

Our business requires us to rely on cash flow from operations and the revolving credit facility as our primary sources of funding to operate and meet our financial obligations in the foreseeable future. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. We maintain a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we manage our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, and future investments or acquisitions. As of March 31, 2018 we had cash and restricted cash of approximately $363,000, working capital of approximately negative $2.2 million and total outstanding debt of $7.3 million, including $4.0 million for the revolving credit facility. Negative working capital is due to the reclassification of the revolving credit facility to current liabilities to present the consolidated financial statements in conformity with GAAP. The reclassification does not affect the representation of the Company’s overall performance. Cash provided from operating activities for the three months ended March 31, 2018 was $150,000. Management believes it will have adequate cash to operate the Company and renew, extend, or refinance the revolving credit facility in the next twelve months.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dougherty’s and all subsidiaries for which the Company has a controlling financial interest. Dougherty’s uses the cost method of accounting to recognize investments in and income from entities where Dougherty’s does not have a significant influence. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Registration Statement on Form 10. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. Due to seasonality, the results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for any future interim period for the year ending December 31, 2018.

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

At March 31, 2018 and 2017, all of the trade accounts receivable were from retail pharmacy operations.

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

Substantially all revenues earned during the three months ended March 31, 2018 and 2017, were earned from the retail pharmacy operations.

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

Earnings per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss and unrecognized stock based compensation by the weighted-average number of common shares outstanding during the period and the unvested restricted stock units. The unrecognized stock based compensation as of March 31, 2018 and 2017 is $22,000 and $27,000, respectively; the unvested restricted stock units is 170,150 and 135,300, respectively. Due to the net losses for both years, restricted stock units for 2018 and 2017 were anti-dilutive.

New Accounting Pronouncements

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows. Our current minimum lease commitments are disclosed in Note 4.

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

The Company adopted the new revenue recognition standard as of January 1, 2018. The adoption of this standard did not result in a change in its recognition of pharmacy retail sales of prescriptions and products as no performance obligations exist within contracts with customers as discussed below. Had a change occurred, the change would have been applied using the modified retrospective approach.

The retail pharmacy operations recognize revenue for pharmaceutical products sold under prescriptions and non-pharmaceutical products at the time the customer takes possession of the merchandise through the point of sale system as transactions occur. Each prescription claim is its own arrangement with the customer and is a performance obligation that is reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional health care providers and others.

The Company provides retail pharmacy prescriptions and products to residents at long-term care facilities. Revenue is recognized through the billing system at the time of delivery as transactions occur. Each prescription claim is its own arrangement with the customer and is a performance obligation that is reported at the estimated net realizable amounts expected to be received from individuals, third-party payors, institutional health care providers and others. Prescription co-payments are typically not collected at the time products are delivered but are billed to the individuals as part of normal billing procedures and subject to normal accounts receivable collections procedures. The Company has contracts with certain of the long-term care facilities for the delivery of those prescriptions, certain computer and medication dispensing equipment and software and support services all of which are specifically outlined in the contract. The contracts provide for reimbursement of certain costs for certain of these services. As it relates to the long-term care contracts and any other support services provided to its customers, the Company has determined that no revenue is recognized from separate and distinct performance obligations other than the retail sale of the pharmacy prescriptions and products.

2.       Notes Payable

Notes payable consist of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

First National Bank of Omaha Credit Facility and Promissory Note secured by certain retail pharmacy assets

Revolving line of credit in the principal amount of $4,450,000, interest at LIBOR plus 3.25% (4.92% at Mar 31, 2018)	$3,975,000	$3,831,000

Term note in the principal amount of $432,859 at fixed interest rate of 8.11% per annum payable in 36 monthly installments of $13,641. Final payment plus accrued and unpaid interest due in full on April 10, 2020.	300,000	335,000

Term note in the principal amount of $1,827,850 with interest payable at prime plus 2.6% (7.35% at Mar 31, 2018) per annum payable in monthly installments of $15,232 plus interest, a final payment of $929,157 plus all accrued and unpaid interest due in full on July 10, 2020.	1,326,000	1,371,000

Term note in the principal amount of $1,241,350 with interest payable at prime plus 2.6% (7.35% at Mar 31, 2018 ) per annum payable in monthly installments of $10,344 plus interest, a final payment of $638,850 plus all accrued and unpaid interest due in full on January 10, 2020.	838,000	869,000

Term note in the principal amount of $744,100 with interest payable at prime plus 2.38% (7.13% at Mar 31, 2018 ) per annum payable in monthly installments of $6,200 plus interest, a final payment of $378,251 plus all accrued and unpaid interest due in full on August 10, 2020.	552,000	570,000

Term note in the principal amount of $305,350 with interest payable at prime plus 2.4% (7.15% at Mar 31, 2018 ) per annum payable in monthly installments of $2,545 plus interest, a final payment of $155,220 plus all accrued and unpaid interest due in full on August 10, 2019.	193,000	202,000

Acquisition Notes Payable , unsecured

Notes payable to sellers of acquired pharmacies with varying monthly payments with interest at 5.5% due through September 2018.	52,000	97,000

Insurance notes payable, secured by the respective insurance policies

Notes payable for the Company’s insurance policy premiums with varying monthly payments due through September 2018. Interest rates vary up to 4.076%	108,000	170,000
	7,344,000	7,445,000
Less current portion	(4,683,000)	(4,644,000)
	$2,661,000	$2,801,000

Future maturities of notes payable at March 31, 2018, are as follows:

2018	$4,683,000
2019	1,299,000
2020	1,362,000
$7,344,000

The revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) is secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers. On July 1, 2017, the Company obtained an extension of the Revolver, through September 1, 2017. On August 9, 2017, the Company obtained an additional term for the Revolver in the amount of $4,450,000 effective September 1, 2017, and then effective February 1, 2018, in the amount of $4,000,000. Outstanding advances under the Revolver will bear interest at LIBOR plus 3.25% (4.92% at March 31, 2018); accrued and unpaid interest on the Revolver is due monthly. All outstanding principal under the Revolver plus all accrued and unpaid interest thereon is due and payable in full on August 1, 2018. As of the date of this report, the Lender has indicated it does not intend to renew the Revolver on the maturity date. The Company is actively engaged negotiating the re-financing of this indebtedness, and believes that it will be able to do so prior to the maturity date; provided, however, the Company can provide no such assurances. The Revolver is secured by certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company. The Revolver is subject to certain financial restrictions, subject to the Lender’s prior written approval, including, but not limited to, capital expenditures not to exceed $200,000, additional indebtedness, acquisitions of entities and payment of dividends and distributions. Effective December 31, 2017, the Borrowers will maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined. As of March 31, 2018 the Borrowers were not in compliance with this financial covenant.

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

As of March 31, 2018, the following shares had been issued under the 2013 RSU Plan:

Year of Issuance:	Number of Shares	Fair Value at Date of Grant	Shares Vested	Non-Vested	Cancelled
2013	120,000	$26,400	115,000	–	5,000
2014	122,100	$30,946	86,700	15,150	20,250
2015	150,000	$39,000	70,000	30,000	50,000
2016	–	–	–	–	–
2017	563,000	$114,030	111,600	45,000	406,400
2018	80,000	$11,192	–	80,000	–
	1,035,100	$221,568	383,300	170,150	481,650

4.       Commitments and Contingencies

Operating Leases

The Company leases their pharmacy, corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses.

Minimum lease payments under all non-cancelable operating lease agreements for the thee months ended March 31, 2018, are as follows:

2018	$779,000
2019	795,000
2020	713,000
2021	669,000
2022	680,000
Thereafter	3,680,000
$7,316,000

Legal Proceedings

The Company is occasionally involved in other claims and proceedings, which are incidental to its business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

5.       Related Party Transactions

During the three months ended March 31, 2018 and 2017, the Company paid fees to its directors of $12,000 and $13,000 for their roles as members of the Board of Directors and its related committees; fees paid to the Company’s Chairman totaled $30,000 for management and other services provided.

6.       Subsequent Events

On April 3, 2018, total principal amount due and owing under the promissory note issued by a bank in favor of an individual who was previously, through August of 2008, a related party of the Company, for which the Company was a co-guarantor as of March 31, 2018, was satisfied in full by the primary obligor. The restricted cash balance of $304,000, for which the Company was required to provide as escrow, was released as unrestricted and can be used for operations.

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

These and other risks, assumptions and uncertainties include, but are not limited to, those factors described in the “Risk Factors” sections of our Registration Statement on Annual Form 10-K filed on March 29, 2018. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2018 and 2017, and the significant developments affecting our financial condition since the Form 10-K filed March 29, 2018. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2017 and 2016 filed in that report, along with this report.

Comparison of the Three months ended March 31, 2018, to the Three months ended March 31, 2017 (000’s Omitted)

	Three Months Ended March 31,
	2018	2017	$ Change

Revenue	$9,455	$10,055	$(600)
Cost of sales (exclusive of depreciation and amortization shown separately below)	6,887	7,268	(381)
Gross profit	2,568	2,787	(219)
Operating expenses
Selling, General and Administrative	2,509	2,576	(67)
Depreciation and amortization	242	266	(24)
Other income	37	–	37
Interest expense	110	102	8
Income tax provision	10	11	(1)
Net loss	$(266)	$(168)	$(98)
plus:
Interest expense	$110	$102	$8
Depreciation and amortization	242	266	-24
Income tax provision	10	11	(1)
EBITDA	$96	$211	$(115)

Prescription count	103,098	111,145	(8,047)

Revenues

Net revenues decreased approximately $600,000 or 6.0% in the three months ended March 31, 2018 as compared to prior year. Retail pharmacy prescriptions sold decreased 8,047 or 7.2% for the same period. Net revenues and prescriptions for the three months ended March 31, 2017 includes $124,000 and 1,664, respectively, from the Humble, Texas pharmacy, sold on May 6, 2017. Net revenues for the three months ended March 31, 2018 includes $11,000 of front-end sales at the Legacy store, opened February 6, 2018 and also $19,000 of net retail pharmacy revenues and 460 prescriptions filled for the Legacy store via concierge service from its pharmacy on Campbell Road. Net revenues and retail pharmacy prescriptions declined $506,000 and 6,843, respectively, after adjusting for the Humble, Texas and Legacy stores, primarily attributable to the transition of prescriptions filled for certain long-term care facilities and under certain third party payor benefit plans that changed effective January, 2018, to other pharmacy providers. The initial focus of the Managing Director of Business Development appointed during the first quarter of 2018 is to recoup these prescriptions.

Gross profit

Gross profit dollars decreased $219,000, or 7.9% as a result of the factors discussed in Revenues above. Gross profit as a percent of revenues declined slightly to 27.2% for the three months ended March 31, 2018, as compared to 27.7% during the same period prior year due to an increase in third party payor fees that began increasing at the beginning of 2017. Total third party fees for the three months March 31, 2018, ended increased $35,000 as compared to the same quarter prior year. Net Direct and Indirect Remuneration fees during the three months ended March 31, 2018 were comparable to the same quarter prior year.

SG&A expenses

SG&A expenses decreased $67,000, or 2.6% for the three months ended March 31, 2018, as compared to prior year. SG&A expenses as a percentage of revenues for the three months ended March 31, 2018, increased to 26.5% as compared to 25.6% for the same period prior year. The decrease in SG&A expenses during the three months ended March 31, 2018, is due to salary and payroll related cost savings from the resignations of the President of Pharmacy Operations and President and Chief Financial Officer during the fourth quarter of 2017 and first quarter of 2018, respectively, offset by the addition of the Managing Director of Business Development during the first quarter of 2018. The increase in operating expenses as a percentage of revenues is due to lower revenue as compared to prior year. Management plans to continue cost reduction initiatives during 2018 to decrease SG&A expenses as a percentage of revenues.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA decreased $115,000, or 54.5% for the three months ended March 31, 2018, as compared to the same prior year during the prior year. EBITDA as a percentage of revenues was 1.0% and 2.1% during the three months ended in March 31, 2018. The decrease in EBITDA for the three months ended March 31, 2018, compared to the same period during prior year, is primarily due to lower gross profit dollars offset by SG&A savings and an increase in other income of $37,000 derived from a non-pharmacy related transaction.

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

As of March 31, 2018, we had working capital of approximately negative $2.2 million as compared to working capital of approximately negative $2.0 million at December 31, 2017. Negative working capital is due to the reclassification of the Revolver balance of $4.0 million and $3.8 million as of March 31, 2018 and December 31, 2017, respectively, to current liabilities to present the consolidated financial statements in conformity with GAAP (See Note 2). The reclassification does not affect the representation of the Company’s overall performance. The net increase in negative working capital of $0.2 million is discussed below. The Company is actively engaged negotiating the re-financing of this indebtedness, and believes that it will be able to do so prior to the maturity date; provided, however, the Company can provide no such assurances.

As of March 31, 2018, we had cash and restricted cash of approximately $363,000, of which $304,000 was restricted, as compared to approximately $389,000, of which $303,000 was restricted, at December 31, 2017. The net decrease in cash for the three months ended March 31, 2018, of $26,000 was due to the use of cash provided by operating activities for capital expenditures discussed below.

As of March 31, 2018, the Company had total current assets of $6,081,000 and total current liabilities of $8,283,000 creating negative working capital of approximately $2,202,000 as compared to total current assets of $6,242,000 and total current liabilities of $8,196,000 creating negative working capital of approximately $1,954,000 at December 31, 2017. The overall increase in negative working capital of $248,000 is primarily due to decreases in trade accounts receivable, inventory and prepaid expenses and increases in accrued liabilities and the Revolver.

The change in cash and cash equivalents is as follows:

	Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$150	$554
Net (used in) provided by investing activities	(75)	576
Net cash used in financing activities	(101)	(665)
Net (decrease) increase in cash	$(26)	$465

Net cash provided by operating activities was approximately $150,000 in the three months ended March 31, 2018, compared to $554,000 in the three months ended March 31, 2017. The decrease of $404,000 was primarily related to the decline in revenues discussed in “Revenues” above resulting in an increase in net loss of $98,000, a decrease in cash provided by accounts receivable of $222,000, an decrease in cash used by inventory of $146,000 and an increase in cash used by accounts payable of $344,000, and net increases in cash provided by other changes of $114,000.

Net cash (used in) provided by investing activities was approximately $75,000 for the three months ended March 31, 2018, compared to $576,000 in the three months ended March 31, 2017. Cash used to purchase property and equipment was $75,000 for the three months ended March 31, 2018, compared to $41,000 for the prior year due to capital expenditures to open the new retail pharmacy location at The Campus at Legacy West in Plano, Texas and capital expenditures to expand long-term care facilities. For the three months ended March 31, 2017, cash provided by the proceeds of the disposition of CPOC was $618,000.

Net cash used in financing activities was $101,000 in the three months ended March 31, 2018, compared to $665,000 for the same period in 2017. For the three months ended March 31, 2018, borrowings of $4,444,000 and payments of $4,301,000 were made on the revolving credit facility; payments of $244,000 were made on notes payable. For the three months ended March 31, 2017, borrowings of $4,418,000 and payments of $4,739,000 were made on the revolving credit facility; payments of $344,000 were made on notes payable. Certain proceeds from the disposition of CPOC were used to make certain payments on notes payable for the three months ended March 31, 2017.

Our principal indebtedness at March 31, 2018, consists of the following:

•	A number of term notes in favor of Cardinal Health in the aggregate amount of $3,209,000, secured by certain retail pharmacy assets, and maturing between August 2019 and August 2020;
•	A revolving credit facility in the principal amount of $4,000,000, of which the Company has currently borrowed $3,975,000 on the revolving credit facility, leaving $25,000 available for future borrowings;

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

In addition, as of March 31, 2018, the Company was a co-guarantor on a promissory note issued by a bank in favor of an individual who was previously, through August of 2008, a related party of the Company. On April 3, 2018, total principal amount due and owing under the promissory note (the “Guarantee Payment”), was satisfied in full by the primary obligor. The restricted cash balance of $304,000, for which the Company was required to provide as escrow, was released as unrestricted and used for operations.

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

Tax Loss Carryforwards

At December 31, 2017, we had approximately $48 million of federal net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2020 to 2037. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our federal NOL carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income, except for $2 million that is estimated to offset future taxable income from pharmacy operations and or the sale of pharmacy businesses. The estimated deferred tax asset as of March 31, 2018 is consistent with December 31, 2018; accordingly, no tax benefit has been recognized in the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of March 31, 2018.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2018.

DOUGHERTY’S PHARMACY, INC.

By:	/s/ James C. Leslie
James C. Leslie
Interim President and Chief Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instances Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

