Form 10-Q
period 2018-06-30
Dougherty's Pharmacy, Inc.
filed 2018-08-14
CIK 1080029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of common stock, $0.0001 par value, of registrant outstanding at August 1, 2018: 23,097,914

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Balance Sheets

(000’s omitted, except par value and share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$54	$86
Restricted cash	–	303
Trade accounts receivable, net	1,549	1,673
Other receivables	374	345
Receivable from affiliates	4	6
Inventories, net	3,174	3,562
Prepaid expenses	151	267
Total current assets	5,306	6,242
Long term receivable	448	448
Property and equipment, net	1,022	1,045
Intangible assets, net	2,557	2,892
Deferred tax asset	2,000	2,000
Total assets	$11,333	$12,627

LIABILITIES

Current Liabilities
Accounts payable	$2,988	$3,123
Accrued liabilities	429	429
Notes payable, current portion	609	813
Revolving credit facility	3,861	3,831
Total current liabilities	7,887	8,196
Notes payable, long-term portion	2,520	2,801
Total liabilities	10,407	10,997

STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.0001 par value; 7,500,000 shares authorized: none issued and outstanding
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,112,164 shares issued and 23,082,164 shares outstanding at June 30, 2018; 24,003,310 shares issued and 22,973,310 shares outstanding at December 31, 2017	2	2
Additional paid-in capital	60,214	60,221
Accumulated deficit	(58,893)	(58,196)
Treasury stock, at cost, 1,030,000 shares	(397)	(397)
Total stockholders' equity	926	1,630
Total liabilities and stockholders' equity	$11,333	$12,627

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Operations

(000’s omitted, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$9,168	$10,211	$18,623	$20,266
Cost of sales (exclusive of depreciation and amortization shown separately down below)	6,894	7,448	13,781	14,716
Gross profit	2,274	2,763	4,842	5,550

Operating expenses
Selling, general and administrative expenses	2,430	2,616	4,948	5,188
Non-cash stock compensation	2	11	(7)	15
Depreciation and amortization	240	254	482	520
Total operating expenses	2,672	2,881	5,423	5,723
Operating loss	(398)	(118)	(581)	(173)

Other income	51	–	88	–
Interest income	33	12	33	12
Interest expense	(111)	(112)	(221)	(214)
Loss on disposal of assets and investment impairment	–	(75)	–	(75)
Loss before provision for income tax	(425)	(293)	(681)	(450)
Income tax provision	(6)	(12)	(16)	(23)
Net loss	$(431)	$(305)	$(697)	$(473)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted-average number of shares-basic and diluted	23,076,964	22,455,471	23,082,064	22,436,615

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Cash Flows

(000’s omitted)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(697)	$(473)
Items not requiring (providing) cash
Loss from disposal of assets	–	75
Depreciation and amortization	482	520
Stock-based compensation	(7)	15
Changes in operating assets and liabilities:
Accounts receivable	126	87
Inventories	388	(140)
Prepaid expenses and other assets	87	(56)
Accounts payable	(135)	367
Accrued liabilities	–	77

Net cash provided by operating activities	244	472

Investing Activities
Purchases of property and equipment	(124)	(73)
Cash received upon disposition of pharmacy	–	274
Cash received upon disposition of CPOC	–	617

Net Cash (used in) provided by investing activities	(124)	818

Financing Activities
Payments on notes payable	(8,411)	(10,326)
Proceeds from notes payable	7,956	9,426

Net cash used in financing activities	(455)	(900)

Net (decrease) increase in cash	(335)	390

Cash, beginning of period	389	361
Cash, end of period	$54	$751

Supplemental Cash Flow Information
Cash paid for income taxes	$24	$40
Cash paid for interest	$220	$204

Reconciliation of Cash to the Consolidated Balance Sheets
Cash	$54	$523
Restricted cash	–	303
Total cash	$54	$826

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

On February 6, 2018, the Company opened a new retail pharmacy location at The Campus at Legacy West in Plano, Texas (“Legacy”). This new location will offer pharmacy services and retail products to approximately 3,000 JCPenney Home Office employees and will be open to all other future tenants and visitors of The Campus at Legacy West. Dougherty’s is initially filling prescriptions via concierge service from its pharmacy on Campbell Road until Legacy completes its third party contract enrollment process. Dougherty’s anticipates first year revenues from the new location of less than $1.0 million as the pharmacy establishes itself at the new location.

Our business has historically required us to rely on cash flow from operations and upon borrowing under a $4,000,00 revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) as our primary sources of funding to operate and meet our financial obligations. Historically, much of our debt, including the Revolver, has been renewed or refinanced in the ordinary course of business. However, on August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,193 plus $18,252 in accrued and unpaid interest under the Revolver. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,251.80 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver. On August 10, 2018, the Lender notified the Company that the Revolver had been sold to OSK VII, LLC (the “Current Lender”) effective on August 10, 2018. This assignment of the Revolver from the Lender to the Current Lender does not affect any terms and condition of the Revolver and the associated loan documents. The Company does not currently have the ability to cure either events of default under the Revolver. Should the Current Lender elect to foreclose against the Secured Assets, it would significantly impair the Company's ability to continue as a going concern or to even be able to continue its operations. The Company is evaluating all of its options in light of these circumstances, including, without limitation, refinancing the indebtedness with another lender, entering into a settlement or workout arrangement with the Current Lender,  or obtaining a temporary waiver or forbearance from the Current Lender; provided, however, the Company can provide no assurances that any of these arrangements can be entered into or if entered into would be upon terms and conditions beneficial to and  acceptable by the Company.

We have historically maintained a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we have managed our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, and future investments or acquisitions. As of June 30, 2018 we had cash of approximately $54,000, working capital of approximately negative $2.6 million and total outstanding debt of $7.0 million, including $3.9 million for the revolving credit facility. Negative working capital is due to the reclassification of the revolving credit facility to current liabilities to present the consolidated financial statements in conformity with GAAP. The reclassification does not affect the representation of the Company’s overall performance. Cash provided from operating activities for the six months ended June 30, 2018 was $244,000. However, the Company’s default under the Revolver will have a material adverse effect on the Company’s liquidity and capital resources. Please See Note 6.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dougherty’s and all subsidiaries for which the Company has a controlling financial interest. Dougherty’s uses the cost method of accounting to recognize investments in and income from entities where Dougherty’s does not have a significant influence. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X, and have not been audited. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Registration Statement on Form 10. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. Due to seasonality, the results of operations for the three months ended June 30, 2018, are not necessarily indicative of the results to be expected for any future interim period for the year ending December 31, 2018.

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

At June 30, 2018 and 2017, all of the trade accounts receivable were from retail pharmacy operations.

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

Substantially all revenues earned during the six months ended June 30, 2018 and 2017, were earned from the retail pharmacy operations.

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

Earnings per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss and unrecognized stock based compensation by the weighted-average number of common shares outstanding during the period and the unvested restricted stock units. The unrecognized stock based compensation as of June 30, 2018 and 2017 is $19,000 and $127,000, respectively; the unvested restricted stock units is 140,150 and 658,500, respectively. Due to the net losses for both years, restricted stock units for 2018 and 2017 were anti-dilutive.

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

2.       Notes Payable

Notes payable consist of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

First National Bank of Omaha Credit Facility and Promissory Note secured by certain retail pharmacy assets
Revolving line of credit in the principal amount of $4,000,000 and $4,450,000, interest at LIBOR plus 3.25% (5.24% at June 30, 2018)	$3,861,000	$3,831,000
Term note in the principal amount of $432,859 at fixed interest rate of 8.11% per annum payable in 36 monthly installments of $13,641. Final payment plus accrued and unpaid interest due in full on April 10, 2020.	266,000	335,000
Term note in the principal amount of $1,827,850 with interest payable at prime plus 2.6% (7.6% at June 30, 2018) per annum payable in monthly installments of $15,232 plus interest, a final payment of $929,157 plus all accrued and unpaid interest due in full on July 10, 2020.	1,280,000	1,371,000
Term note in the principal amount of $1,241,350 with interest payable at prime plus 2.6% (7.6% at June 30, 2018) per annum payable in monthly installments of $10,344 plus interest, a final payment of $638,850 plus all accrued and unpaid interest due in full on January 10, 2020.	807,000	869,000
Term note in the principal amount of $744,100 with interest payable at prime plus 2.38% (7.38% at June 30, 2018) per annum payable in monthly installments of $6,200 plus interest, a final payment of $378,251 plus all accrued and unpaid interest due in full on August 10, 2020.	533,000	570,000
Term note in the principal amount of $305,350 with interest payable at prime plus 2.4% (7.4% at June 30, 2018) per annum payable in monthly installments of $2,545 plus interest, a final payment of $155,220 plus all accrued and unpaid interest due in full on August 10, 2019.	186,000	202,000
Acquisition Notes Payable, unsecured
Notes payable to sellers of acquired pharmacies with varying monthly payments with interest at 5.5% due through September 2018.	12,000	97,000
Insurance notes payable, secured by the respective insurance policies
Notes payable for the Company’s insurance policy premiums with varying monthly payments due through September 2018. Interest rates vary up to 4.076%	45,000	170,000
	6,990,000	7,445,000
Less current portion	(4,470,000)	(4,644,000)
	$2,520,000	$2,801,000

Future maturities of notes payable at June 30, 2018, are as follows:

2018	$4,470,000
2019	1,222,000
2020	1,298,000
$6,990,000

The revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) is secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers. On July 1, 2017, the Company obtained an extension of the Revolver, through September 1, 2017. On August 9, 2017, the Company obtained an additional term for the Revolver in the amount of $4,450,000 effective September 1, 2017, and then effective February 1, 2018, in the amount of $4,000,000. Outstanding advances under the Revolver bore interest at LIBOR plus 3.25% (5.24% at June 30, 2018); accrued and unpaid interest on the Revolver was due monthly. All outstanding principal under the Revolver plus all accrued and unpaid interest thereon was due and payable in full on August 1, 2018 (See Note 6). On August 10, 2018, the Lender notified the Company that the Revolver had been sold to the Current Lender effective on August 10, 2018. This assignment of the Revolver from the Lender to the Current Lender does not affect any terms and condition of the Revolver and the associated loan documents. The Revolver is secured by certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company. The Revolver is subject to certain financial restrictions, now subject to the Current Lender’s prior written approval, including, but not limited to, capital expenditures not to exceed $200,000, additional indebtedness, acquisitions of entities and payment of dividends and distributions. Effective December 31, 2017, the Borrowers agreed to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined. As of June 30, 2018 the Borrowers were not in compliance with this financial covenant.

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

As of June 30, 2018, the following shares had been issued under the 2013 RSU Plan:

Year of Issuance:	Number of Shares	Fair Value at Date of Grant	Shares Vested	Non-Vested	Cancelled
2013	120,000	$26,400	115,000	–	5,000
2014	122,100	$30,946	101,850	–	20,250
2015	150,000	$39,000	85,000	15,000	50,000
2016	–	–	–	–	–
2017	563,000	$114,030	111,600	45,000	406,400
2018	80,000	$11,192	–	80,000	–
	1,035,100	$221,568	413,450	140,000	481,650

4.       Commitments and Contingencies

Operating Leases

The Company leases their pharmacy, corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses.

Minimum lease payments under all non-cancelable operating lease agreements for the six months ended June 30, 2018, are as follows:

2018	$785,000
2019	803,000
2020	678,000
2021	671,000
2022	682,000
Thereafter	3,508,000
$7,127,000

Legal Proceedings

The Company is occasionally involved in other claims and proceedings, which are incidental to its business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

5.       Related Party Transactions

During the three and six months ended June 30, 2018, the Company paid fees to its directors of $12,000 and $28,000 for their roles as members of the Board of Directors and its related committees; fees paid to the Company’s Chairman totaled $30,000 and $60,000 for management and other services provided.

6.       Subsequent Events

On August 1, 2018, Dougherty’s Pharmacy, Inc. (the “Company”) was obligated to make payment of the outstanding principal of $3,956,193 plus $18,252 in accrued and unpaid interest under a $4,000,000 revolving credit facility (“the Revolver”) with the First National Bank of Omaha (the “Lender”). Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,251.80 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver.

On August 10, 2018, the Lender notified the Company that the Revolver had been sold to OSK VII, LLC (the “Current Lender”) effective on August 10, 2018. This assignment of the Revolver from the Lender to the Current Lender does not affect any terms and condition of the Revolver and the associated loan documents. The Company does not currently have the ability to cure either events of default under the Revolver. Should the Current Lender elect to foreclose against the Secured Assets, it would significantly impair the Company's ability to continue as a going concern or to even be able to continue its operations. The Company is evaluating all of its options in light of these circumstances, including, without limitation, refinancing the indebtedness with another lender, negotiating a settlement arrangement with the Current Lender,  or obtaining a temporary waiver or forbearance from the Current Lender; provided, however, the Company can provide no assurances that any of these arrangements can be entered into or if entered into would be upon terms and conditions beneficial to and  acceptable by the Company. In light of these uncertainties, Management cannot provide any assurance that it can fund the Company’s capital needs in the near or long term.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to the following:

•

We are in default under our revolving credit facility, which jeopardizes our ability to continue current operations in the event that the lender elects to foreclose against the Company’s material assets securing this indebtedness;

We have limited funds and will require additional financing to maintain our current operations;

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

Comparison of the Three and Six months ended June 30, 2018, to the Three and Six months ended March 31, 2017 (000’s Omitted)

	Three Months ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$9,168	$10,211	$18,623	$20,266
Cost of sales	6,894	7,448	13,781	14,716
Gross profit	2,274	2,763	4,842	5,550
Operating expenses
Selling, General and Administrative	2,432	2,627	4,941	5,203
Depreciation and amortization	240	254	482	520
Other income	51	–	88	–
Interest income	33	12	33	12
Interest expense	111	112	221	214
Loss of disposal of assets	–	75	–	75
Income tax provision	6	12	16	23
Net loss	$(431)	$(305)	$(697)	$(473)
plus:
Interest expense	$111	$112	$221	$214
Depreciation and amortization	240	254	482	520
Loss on disposal of assets	–	75	–	75
Income tax provision	6	12	16	23
EBITDA (Adjusted)	$(74)	$148	$22	$359

Prescription count	101,176	109,376	204,271	220,521

Revenues

Net revenues decreased approximately $1,043,000 or 10.2%, and $1,643,000, or 8.1% in the three and six months ended June 30, 2018. Retail pharmacy prescriptions sold decreased 8,200 or 7.5% and 16,250 or 7.4% for the three and six months ended June 30, 2018. Net revenues and prescriptions for the three months ended June 30, 2017 includes $53,000 and 649, respectively, and for the six months ended June 30, 2018 includes $177,000 and 2,313, respectively, from the Humble, Texas pharmacy, sold on May 6, 2017. Net revenues for the three and six months ended June 30, 2018 includes $23,000 and $34,000, respectively, of front-end sales at the Legacy store, opened February 6, 2018 and also $30,000 and $49,000, respectively, of net retail pharmacy revenues and 803 and 1,263, respectively, prescriptions filled for the Legacy store via concierge service from its pharmacy on Campbell Road. For the three and six months ended June 30, 2018, net revenues and retail pharmacy prescriptions declined $1,013,000 and 7,551, respectively, and $1,500,000 and 13,937, respectively, after adjusting for the Humble, Texas and Legacy stores, primarily attributable to the transition of prescriptions filled for certain long-term care facilities and under certain third party payor benefit plans that changed effective January, 2018, to other pharmacy providers. The initial focus of the Managing Director of Business Development appointed during the first quarter of 2018 is to recoup these prescriptions.

Gross profit

Gross profit dollars decreased $489,000, or 17.7%, and $708,000, or 12.8% in the three and six months ended June 30, 2018, as compared to prior year. Gross profit as a percent of revenues decreased 230 basis points for the three months ended June 30, 2018, to 24.8%, as compared to prior year. Gross profit as a percentage of net revenues decreased approximately 140 basis points in the six months ended June 30, 2018 to 26.0%, as compared to prior year as a result of reduced reimbursement from certain third party payor benefit plans that changed effective January, 2018 and continued increases in third party payor fees. Total third party fees for the three and six months June 30, 2018, ended increased $154,000 and $189,000 as compared to prior year. Net Direct and Indirect Remuneration fees during the three and six months ended June 30, 2018 were comparable to the same quarter prior year.

SG&A expenses

SG&A expenses decreased $195,000, or 7.4% and $262,000, or 5.0% for the three and six months ended June 30, 2018, as compared to prior year. SG&A expenses as a percentage of revenues for both the three and six months ended June 30, 2018, increased to 26.5% as compared to 25.7% prior year. The decrease in SG&A expenses during the three months ended June 30, 2018, is due to salary and payroll related cost savings from the resignations of the President of Pharmacy Operations and President and Chief Financial Officer during the fourth quarter of 2017 and first quarter of 2018, respectively, offset by the addition of the Managing Director of Business Development during the first quarter of 2018. The increase in operating expenses as a percentage of revenues is due to lower revenue as compared to prior year. Management plans to continue cost reduction initiatives during 2018 to decrease SG&A expenses as a percentage of revenues.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA decreased $222,000, or 150.0% and $337,000, or 93.9%, respectively, for the three and six months ended June 30, 2018, as compared to the same periods prior year. EBITDA as a percentage of revenues decreased 230 basis points for the three months ended June 30, 2018, to -0.8%, as compared to prior year. EBITDA as a percentage of net revenues decreased approximately 170 basis points in the six months ended June 30, 2018 to 0.1%, as compared to prior year. The decrease in EBITDA basis points for the three and six months ended June 30, 2018, compared to the same period during prior year, is a result of corresponding decreases in gross profit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically maintained a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we have managed our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, and future investments or acquisitions.

As of June 30, 2018, we had working capital of approximately negative $2.6 million as compared to working capital of approximately negative $2.0 million at December 31, 2017. Negative working capital is due to the reclassification of the Revolver balance of $3.9 million and $3.8 million as of June 30, 2018 and December 31, 2017, respectively, to current liabilities to present the consolidated financial statements in conformity with GAAP (See Note 2). The reclassification does not affect the representation of the Company’s overall performance. The net increase in negative working capital of $0.6 million is discussed below. See Note 6 in Item 1of the Financial Statements included in Part 1 of the Financial Information above.

As of June 30, 2018, we had cash of approximately $54,000 as compared to $389,000, of which $303,000 was restricted, at December 31, 2017. The net decrease in cash for the three months ended June 30, 2018, of $335,000 was due to the use of cash provided by operating activities for capital expenditures discussed below.

As of June 30, 2018, the Company had total current assets of $5,306,000 and total current liabilities of $7,887,000 creating negative working capital of approximately $2,581,000 as compared to total current assets of $6,242,000 and total current liabilities of $8,196,000 creating negative working capital of approximately $1,954,000 at December 31, 2017. The overall increase in negative working capital of $627,000 is primarily due to decreases in cash, trade accounts receivable and inventory as a result of the decline in revenues discussed above.

The change in cash and cash equivalents is as follows:

	Six Months Ended June 30,
	2018	2017

Net cash provided by operating activities	$244	$472
Net provided by (used in) investing activities	(124)	818
Net cash used in financing activities	(455)	(900)
Net increase (decrease) increase in cash	$(335)	$390

Net cash provided by operating activities was approximately $244,000 in the six months ended June 30, 2018, compared to $472,000 in the three months ended June 30, 2017. The decrease of $228,000 was primarily related to the decline in revenues discussed in “Revenues” above resulting in an increase in net loss of $224,000, a decrease in cash used by inventory of $528,000 and an increase in cash used by accounts payable of $502,000, and net decreases in cash provided by other changes of $30,000.

Net cash (used in) provided by investing activities was approximately $124,000 for the three months ended June 30, 2018, compared to $818,000 in the six months ended June 30, 2017. Cash used to purchase property and equipment was $124,000 for the six months ended June 30, 2018, compared to $73,000 for the prior year due to capital expenditures to open the new retail pharmacy location at The Campus at Legacy West in Plano, Texas, to expand long-term care facilities and for upgrades to the Preston Royal, Dallas, Texas location. For the six months ended June 30, 2017, cash provided by the proceeds of the disposition of the Humble, Texas location was $274,000 and CPOC was $617,000.

Net cash used in financing activities was $455,000 in the six months ended June 30, 2018, compared to $900,000 for the same period in 2017. For the six months ended June 30, 2018, borrowings of $7,956,000 and payments of $7,926,000 were made on the revolving credit facility; payments of $485,000 were made on notes payable. For the six months ended June 30, 2017, borrowings of $9,426,000 and payments of $9,631,000 were made on the revolving credit facility; payments of $695,000 were made on notes payable. Certain proceeds from the disposition of CPOC were used to make certain payments on notes payable for the three months ended March 31, 2017.

Our principal indebtedness at June 30, 2018, consists of the following:

•	A number of term notes in favor of Cardinal Health in the aggregate amount of $3,072,000, secured by certain retail pharmacy assets, and maturing between August 2019 and August 2020;
•	A revolving credit facility under which the Company has currently borrowed $3,861,000.

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

In addition, the Company was a co-guarantor on a promissory note issued by a bank in favor of an individual who was previously, through August of 2008, a related party of the Company. On April 3, 2018, total principal amount due and owing under the promissory note (the “Guarantee Payment”), was satisfied in full by the primary obligor. The restricted cash balance of $304,000, for which the Company was required to provide as escrow, was released as unrestricted and used for operations. In conjunction with the satisfaction of the of the obligation and release of restricted funds, the primary obligor paid the Company $33,000 interest for the 11 months ended March 31, 2018 during April of 2018 and $12,000 for the three months ended March 31, 2017 during May of 2017.

On August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,193 plus $18,252 in accrued and unpaid interest under the Revolver with the Lender. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,251.80 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver.

On August 10, 2018, the Lender notified the Company that the Revolver had been sold to OSK VII, LLC (the “Current Lender”) effective on August 10, 2018. This assignment of the Revolver from the Lender to the Current Lender does not affect any terms and condition of the Revolver and the associated loan documents. The Company does not currently have the ability to cure either events of default under the Revolver. Should the Current Lender elect to foreclose against the Secured Assets, it would significantly impair the Company's ability to continue as a going concern or to even be able to continue its operations. In light of these uncertainties, Management cannot provide any assurance that it can fund the Company’s capital needs in the near or long term. The Company is evaluating all of its options in light of these circumstances, including, without limitation, refinancing the indebtedness with another lender, negotiating a settlement arrangement with the Current Lender,  or obtaining a temporary waiver or forbearance from the Current Lender; provided, however, the Company can provide no assurances that any of these arrangements can be entered into or if entered into would be upon terms and conditions beneficial to and  acceptable by the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our interim chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of June 30, 2018.  Based upon that evaluation, our interim chief executive officer and interim chief financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.

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

