Form 10-Q
period 2018-09-30
Dougherty's Pharmacy, Inc.
filed 2019-04-29
CIK 1080029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Number of shares of common stock, $0.0001 par value, of registrant outstanding at April 22, 2019: 24,127,914.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Balance Sheets

(000’s omitted, except par value and share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$206	$86
Restricted cash	–	303
Trade accounts receivable, net	1,585	1,673
Other receivables	218	345
Receivable from affiliates	–	6
Inventories, net	2,854	3,562
Prepaid expenses	77	267
Total current assets	4,940	6,242
Long term receivable	472	448
Property and equipment, net	956	1,045
Intangible assets, net	2,389	2,892
Deferred tax asset	–	2,000
Total assets	$8,757	$12,627

LIABILITIES

Current Liabilities
Accounts payable	$2,896	$3,123
Accrued liabilities	483	429
Notes payable, current portion	1,326	813
Revolving credit facility	3,956	3,831
Total current liabilities	8,661	8,196
Notes payable, long-term portion	1,653	2,801
Total liabilities	10,314	10,997

STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.0001 par value; 7,500,000 shares authorized: none issued and outstanding
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,112,164 shares issued and 23,082,164 shares outstanding at September 30, 2018; 24,003,310 shares issued and 22,973,310 shares outstanding at December 31, 2017	2	2
Additional paid-in capital	60,214	60,221
Accumulated deficit	(61,376)	(58,196)
Treasury stock, at cost, 1,030,000 shares	(397)	(397)
Total stockholders' equity	(1,557)	1,630
Total liabilities and stockholders' equity	$8,757	$12,627

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Operations

(000’s omitted, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$8,761	$9,947	$27,384	$30,213
Cost of sales (exclusive of depreciation and amortization shown separately down below)	6,650	7,367	20,431	22,083
Gross profit	2,111	2,580	6,953	8,130

Operating expenses
Selling, general and administrative expenses	2,285	2,632	7,233	7,820
Non-cash stock compensation	1	11	(6)	26
Depreciation and amortization	231	249	713	769
Total operating expenses	2,517	2,892	7,940	8,615
Operating loss	(406)	(312)	(987)	(485)

Other income	47	–	135	–
Interest income	–	–	33	–
Interest expense	(118)	(115)	(339)	(317)
Loss on disposal of assets and investment impairment	–	–	–	(75)
Loss before provision for income tax	(477)	(427)	(1,158)	(877)
Income tax provision	(2,006)	(9)	(2,022)	(32)
Net loss	$(2,483)	$(436)	$(3,180)	$(909)

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.02)	$(0.14)	$(0.04)
Weighted-average number of shares-basic and diluted	23,097,914	22,476,821	23,087,347	22,450,017

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Cash Flows

(000’s omitted)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Operating Activities
Net loss	$(3,180)	$(909)
Items not requiring (providing) cash
Loss from disposal of assets	–	75
Provision for doubtful accounts	–	6
Depreciation and amortization	713	769
Change in deferred tax asset	2,000	–
Stock-based compensation	(7)	26
Changes in operating assets and liabilities:
Accounts receivable	197	94
Inventories	708	(193)
Prepaid expenses and other assets	190	12
Accounts payable	(227)	388
Accrued liabilities	54	334
Net cash provided by operating activities	448	602

Investing Activities
Purchases of property and equipment	(121)	(85)
Cash received upon disposition of pharmacy	–	274
Cash received upon disposition of CPOC	–	688
Net (used in) provided by investing activities	(121)	877

Financing Activities
Payments on notes payable	(8,561)	(15,735)
Proceeds from notes payable	8,051	14,345
Net cash used in financing activities	(510)	(1,390)

Net (decrease) increase in cash	(183)	89

Cash, beginning of period	389	361
Cash, end of period	$206	$450

Supplemental Cash Flow Information
Cash paid for income taxes	$24	$42
Cash paid for interest	$336	$315

Reconciliation of Cash to the Consolidated Balance Sheets
Cash	$206	$147
Restricted cash	–	303
Total cash	$206	$450

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

1.       Organization and Significant Accounting Policies

Description of Business

Dougherty’s Pharmacy, Inc. (“Dougherty’s” or the “Company”) is a value-oriented company focused on successfully acquiring, managing and growing community-based pharmacies in the Southwest Region. Dougherty’s was incorporated in Delaware on August 8, 2000.

A summary of the Company’s investments at September 30, 2018, is shown in the table below:

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

On February 6, 2018, the Company opened a new retail pharmacy location at The Campus at Legacy West in Plano, Texas (“Legacy”). This new location will offer pharmacy services and retail products to approximately 3,000 JCPenney Home Office employees and will be open to all other future tenants and visitors of The Campus at Legacy West. Dougherty’s is initially filling prescriptions via concierge service from its pharmacy on Campbell Road until Legacy completes its third-party contract enrollment process. The first year revenues for this location were less than $150,000. The location was closed on February 7, 2019.

Our business has historically required us to rely on cash flow from operations and upon borrowing under a $4,000,000 revolving credit facility (“the Revolver”) with the First National Bank of Omaha (the “Lender”) as our primary sources of funding to operate and meet our financial obligations. Historically, much of our debt, including the Revolver, has been renewed or refinanced in the ordinary course of business. However, on August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,000 plus $18,000 in accrued and unpaid interest under the Revolver. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,000 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver. In light of these uncertainties, Management cannot provide any assurance that it can fund the Company’s capital needs in the near or long term.

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

We have historically maintained a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we have managed our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, and future investments or acquisitions. As of September 30, 2018, we had cash of approximately $206,000, working capital deficit of $3,720,000 and total outstanding debt of $6,935,000. Cash provided from operating activities for the nine months ended September 30, 2018 was $448,000.

On March 22, 2019, the Company secured a letter of credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores, Inc. that renews annually with a reduction of $100,000 on each anniversary date.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dougherty’s and all subsidiaries for which the Company has a controlling financial interest. Dougherty’s uses the cost method of accounting to recognize investments in and income from entities where Dougherty’s does not have a significant influence. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X and have not been audited. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. Due to seasonality, the results of operations for the nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for any future interim period for the year ending December 31, 2018.

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

At September 30, 2018 and 2017, all of the trade accounts receivable were from retail pharmacy operations.

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

Substantially all revenues earned during the nine months ended September 30, 2018 and 2017, were earned from the retail pharmacy operations.

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

On December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act” (the “TCJA”). Among numerous changes to existing tax laws, the TCJA permanently reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects on deferred tax balances of changes in tax rates are required to be taken into consideration in the period in which the changes are enacted, regardless of when they are effective. As the result of the reduction of the corporate income tax rate under the TCJA, the Company estimated the revaluation of its net deferred tax assets and recorded a provisional noncash income tax loss of approximately $1.0 million for year ended December 31, 2017. As of September 30, 2018, the Company fully reserved its deferred tax asset resulting in a $2 million charge to the income statement due to uncertainty of future income to utilize such assets.

Earnings per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss and unrecognized stock-based compensation by the weighted-average number of common shares outstanding during the period and the unvested restricted stock units. The unrecognized stock-based compensation as of September 30, 2018 and 2017 is $12,000 and $116,000, respectively; the unvested restricted stock units are 140,000 and 658,500, respectively. Due to the net losses for both years, restricted stock units for 2018 and 2017 were anti-dilutive.

New Accounting Pronouncements

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight-line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows. Our current minimum lease commitments are disclosed in Note 4.

2.       Notes Payable

Notes payable consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

First National Bank of Omaha Credit Facility and Promissory Note secured by certain retail pharmacy assets
Revolving line of credit in the principal amount of $4,000,000 and $4,450,000, interest at LIBOR plus 3.25% (5.24% at September 30, 2018)	$–	$3,831,000
Term note OSK VII, LLC principal amount of $3,956,000, interest at LIBOR plus 3.25% (5.36% at September 30, 2018)	3,956,000
Term note in the principal amount of $432,859 at fixed interest rate of 8.11% per annum payable in 36 monthly installments of $13,641. Final payment plus accrued and unpaid interest due in full on April 10, 2020.	242,000	335,000
Term note in the principal amount of $1,827,850 with interest payable at prime plus 2.60% (7.85% at September 30, 2018) per annum payable in monthly installments of $15,232 plus interest, a final payment of $929,157 plus all accrued and unpaid interest due in full on July 10, 2020.	1,249,000	1,371,000
Term note in the principal amount of $1,241,350 with interest payable at prime plus 2.60% (7.85% at September 30, 2018) per annum payable in monthly installments of $10,344 plus interest, a final payment of $638,850 plus all accrued and unpaid interest due in full on January 10, 2020.	786,000	869,000
Term note in the principal amount of $744,100 with interest payable at prime plus 2.38% (7.63% at September 30, 2018) per annum payable in monthly installments of $6,200 plus interest, a final payment of $378,251 plus all accrued and unpaid interest due in full on August 10, 2020.	521,000	570,000
Term note in the principal amount of $305,350 with interest payable at prime plus 2.40% (7.65% at September 30, 2018) per annum payable in monthly installments of $2,545 plus interest, a final payment of $155,220 plus all accrued and unpaid interest due in full on August 10, 2019.	181,000	202,000
Acquisition Notes Payable, unsecured
Notes payable to sellers of acquired pharmacies with varying monthly payments with interest at 5.5% due through September 2018.	–	97,000
Insurance notes payable, secured by the respective insurance policies
Notes payable for the Company’s insurance policy premiums with varying monthly payments due through September 2018. Interest rates vary up to 4.076%	–	170,000
	6,935,000	7,445,000
Less current portion	(5,282,000)	(4,644,000)
	$1,653,000	$2,801,000

Future maturities of notes payable at September 30, 2018, are as follows:

2018	$4,130,000
2019	1,324,000
2020	1,481,000
$6,935,000

The revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) is secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers. On July 1, 2017, the Company obtained an extension of the Revolver, through September 1, 2017. On August 9, 2017, the Company obtained an additional term for the Revolver in the amount of $4,450,000 effective September 1, 2017, and then effective February 1, 2018, in the amount of $4,000,000. Outstanding advances under the Revolver bore interest at LIBOR plus 3.25% (5.36% at September 30, 2018); accrued and unpaid interest on the Revolver was due monthly. All outstanding principal under the Revolver plus all accrued and unpaid interest thereon was due and payable in full on August 1, 2018 (See Note 6). On August 10, 2018, the Lender notified the Company that the Revolver had been sold to the Current Lender effective on August 10, 2018. This assignment of the Revolver from the Lender to the Current Lender does not affect any terms and condition of the Revolver and the associated loan documents. The Revolver is secured by certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company. The Revolver is subject to certain financial restrictions, now subject to the Current Lender’s prior written approval, including, but not limited to, capital expenditures not to exceed $200,000, additional indebtedness, acquisitions of entities and payment of dividends and distributions. Effective December 31, 2017, the Borrowers agreed to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined. As of September 30, 2018, the Borrowers were not in compliance with this financial covenant.

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

As of September 30, 2018, the following shares had been issued under the 2013 RSU Plan:

Year of Issuance:	Number of Shares	Fair Value at Date of Grant	Shares Vested	Non-Vested	Cancelled
2013	120,000	$26,000	115,000	–	5,000
2014	122,100	$31,000	101,850	–	20,250
2015	150,000	$39,000	85,000	15,000	50,000
2016	–	–	–	–	–
2017	563,000	$114,000	111,600	45,000	406,400
2018	80,000	$11,000	–	80,000	–
	1,035,100	$221,000	413,450	140,000	481,650

4.       Commitments and Contingencies

Operating Leases

The Company leases their pharmacy, corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses.

Minimum lease payments under all non-cancelable operating lease agreements for the nine months ended September 30, 2018, are as follows:

2018	$788,000
2019	806,000
2020	670,000
2021	674,000
2022	685,000
Thereafter	3,372,000
$6,995,000

Legal Proceedings

The Company is occasionally involved in other claims and proceedings, which are incidental to its business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

5.       Related Party Transactions

During the three and nine months ended September 30, 2018, the Company paid fees to its directors of $5,000 and $33,000 for their roles as members of the Board of Directors and its related committees; fees paid to the Company’s Chairman totaled $30,000 and $90,000 for management and other services provided.

6.       Subsequent Events

On March 22, 2019, the Company secured a letter of credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores, Inc. that renews annually with a reduction of $100,000 on each anniversary date.

The Legacy West Campus in Plano, Texas was closed on February 4, 2019.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to the following:

•	Management cannot provide any assurance that it can fund the Company’s capital needs in the near or long-term.
•	We are in default under our revolving credit facility, which jeopardizes our ability to continue current operations in the event that the lender elects to foreclose against the Company’s material assets securing this indebtedness;
•	We have limited funds and will require additional financing to maintain our current operations;
•	We have material weaknesses in our internal controls over financial reporting;
•	Our disclosure controls are not effective;
•	We may not be able to effectively integrate and manage our current and anticipated growth strategies;
•	We could be subject to unforeseen costs associated with our Pharmacy Acquisitions which could reduce our profitability;
•	We may enter into additional leveraged transactions in connection with future Pharmacy Acquisitions;
•	We are substantially dependent on a single supplier of pharmaceutical products;
•	We must maintain sufficient sales to qualify for favorable pricing under our long-term supply contract;
•	We may be affected by the introduction of new brand name and generic prescription drugs, the conversion rate and mix of prescriptions filled, the reimbursement rate by third party payors of prescriptions and increases in the cost to procure those drugs;
•	We are subject to considerable uncertainty as to how current Health Reform Laws will affect our business and operations;
•	We could be negatively affected by future legislative or regulator policies designed to manage healthcare costs or alter healthcare financing practices; and
•	We handle confidential healthcare information for our customers and are subject to the risk in securing such confidential information and protecting it from cyber-attacks.

These and other risks, assumptions and uncertainties include, but are not limited to, those factors described in the “Risk Factors” sections of our Registration Statement on Annual Report on Form 10-K filed on March 29, 2018. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement.

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

Overview of Our Business

Dougherty’s Pharmacy, Inc. (“Dougherty’s,” which is also referred to in this Quarterly Report on Form 10-Q as “we,” “us,” or “the Company”) is a value-oriented company focused on successfully acquiring, managing and growing community-based pharmacies in the Southwest Region. Our wholly owned subsidiary, Dougherty’s Holdings, Inc., owns and operates multiple Dougherty’s Pharmacies, which we operate as a single segment in our financial reporting. The flagship store, Dougherty’s Pharmacy, is a turn-key multi-service pharmacy located in a highly prestigious area of Dallas, Texas. Centrally located, we believe that Dougherty’s Pharmacy continues to provide a level of service not typically provided by national pharmacy chain stores. We fulfill virtually any prescription need, from the simplest to the most complex compounding prescriptions. Most national pharmacy chains do not provide complex pharmacy prescription services. We specialize in providing solutions for our retail customers’ pharmacy needs and also for our customers residing in assisted living facilities. Dougherty’s long history began in 1929 and continues today as one of Dallas’s oldest, largest and best-known full-service pharmacies, which also includes durable medical equipment, home healthcare products services, and health and wellness supplements. We have a customer service-oriented philosophy and typically do not attempt to compete solely based on price, as is the case with most of the national pharmacy chains.

Additional community pharmacies are located in Dallas, El Paso, and Springtown, Texas and in McAlester, Oklahoma.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations for the nine months ended September 30, 2018 and 2017, and the significant developments affecting our financial condition since the Form 10-K filed March 29, 2018. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2017 and 2016 filed in that report, along with this report.

Comparison of the Three and Nine Months ended September 30, 2018, to the Three and Nine Months ended September 30, 2017 (000’s Omitted)

	Three Months ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$8,761	$9,947	$27,384	$30,213
Cost of sales	6,650	7,367	20,431	22,083
Gross profit	2,111	2,580	6,953	8,130
Operating expenses
Selling, General and Administrative	2,286	2,643	7,227	7,846
Depreciation and amortization	231	249	713	769
Other income	47	–	135	–
Interest income	–	–	33	–
Interest expense	(118)	(115)	(339)	(317)
Loss of disposal of assets	–	–	–	(75)
Income tax provision	(2,006)	(9)	(2,022)	(32)
Net loss	$(2,483)	$(436)	$(3,180)	$(909)
plus:
Interest expense	$118	$115	$339	$317
Depreciation and amortization	231	249	713	769
Loss on disposal of assets	–	–	–	75
Income tax provision	2,006	9	2,022	32
EBITDA (Adjusted)	$(128)	$(63)	$(106)	$284

Prescription count	98,115	107,178	303,923	328,399

Revenues

Net revenues decreased approximately $1,186,000 or 11.9%, and $2,829,000, or 9.4% in the three and nine months ended September 30, 2018. Retail pharmacy prescriptions sold decreased 9,000 or 8.5% and 24,000 or 7.5% for the three and nine months ended September 30, 2018. Net revenues and prescriptions for the nine months ended September 30, 2017 includes $177,000, and 2,313, respectively, from the Humble, Texas pharmacy, sold on May 6, 2017. Net revenues for the three and nine months ended September 30, 2018 includes $24,000,and $57,000, respectively, of front-end sales at the Legacy store, opened February 6, 2018 and also $27,000, and $75,000, respectively, of net retail pharmacy revenues and 949 and 2,212, retail pharmacy prescriptions, respectively. For the three and nine months ended September 30, 2018, pharmacy net revenues and prescriptions declined $923,000, and 10,000, respectively, and $2,559,000, and 24,000, respectively, after adjusting for the Humble, Texas and Legacy stores, primarily attributable to the transition of prescriptions filled for certain long-term care facilities and under certain third-party payor benefit plans that changed effective January 1, 2018, to other pharmacy providers. The initial focus of the Managing Director of Business Development appointed during the first quarter of 2018 has been to recoup these prescriptions.

Gross profit

Gross profit dollars decreased $469,000, or 18.2% and $1,177,000, or 14.5% in the three and nine months ended September 30, 2018, as compared to prior year. Gross profit as a percent of revenues decreased 180 basis points for the three months ended September 30, 2018, to 24.1% as compared to prior year. Gross profit as a percentage of net revenues decreased approximately 150 basis points in the nine months ended September 30, 2018 to 25.4%, as compared to prior year as a result of reduced reimbursement from certain third-party payor benefit plans that changed effective January 1, 2018, and continued increases in third party payor fees. Total third-party fees for the three and nine months September 30, 2018, ended increased $53,000, and $140,000, as compared to prior year. Net Direct and Indirect Remuneration fees during the three and nine months ended September 30, 2018, were comparable to the same quarter prior year.

SG&A expenses

SG&A expenses decreased $357,000, or 13.5% and $619,000, or 7.9% for the three and nine months ended September 30, 2018, as compared to prior year. SG&A expenses as a percentage of revenues for both the three months ended September 30, 2018, decreased to 26.1% as compared to 26.6% prior year. SG&A expenses as a percentage of revenues for both the three ended September 30, 2018, decreased to 26.4% as compared to 26.6% prior year, for the nine months ended September SG&A percentage of revenue increased to 26.3% from 26.0%. The decrease in SG&A expenses during the nine months ended September 30, 2018, is due to salary and payroll related cost savings from the resignations of the President of Pharmacy Operations and President and Chief Financial Officer during the fourth quarter of 2017 and first quarter of 2018, respectively, offset by the addition of the Managing Director of Business Development during the first quarter of 2018. Management plans to continue cost reduction initiatives during 2018 to decrease SG&A expenses as a percentage of revenues.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA decreased $65,000 and $390,000, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods prior year. EBITDA as a percentage of revenues decreased 133 basis points for the nine months ended September 30, 2018, to -0.4% as compared to prior year. EBITDA as a percentage of net revenues decreased 133 basis points in the nine months ended September 30, 2018 to -0.4% as compared to prior year. The decrease in EBITDA basis points for the three and nine months ended September 30, 2018, compared to the same period during prior year, is a result of corresponding decreases in gross profit discussed above.

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

As of September 30, 2018, we had working capital deficit of $3,720,000 as compared to working capital deficit of $1,954,000 million at December 31, 2017. The change in working capital is due to decreases in inventory and accounts payable. Note 6 in Item 1of the Financial Statements included in Part 1 of the Financial Information above.

As of September 30, 2018, we had cash of $206,000 as compared to $389,000, of which $303,000 was restricted, at December 31, 2017. The net decrease in cash for the nine months ended September 30, 2018, of $183,000 was due to the use of cash provided by operating activities for capital expenditures and financing activities discussed below.

As of September 30, 2018, the Company had total current assets of $4,940,000 and total current liabilities of $8,661,000 creating a working capital deficit of $3,720,000 as compared to total current assets of $6,242,000 and total current liabilities of $8,196,000 creating a working capital deficit of $1,954,000 at December 31, 2017. The overall decrease in working capital of $1,766,000 is primarily due to increased current portion of notes payable and decreases in cash, trade accounts receivable and inventory as a result of the decline in revenues discussed above.

The change in cash and cash equivalents is as follows:

	Nine Months Ended September 30,
	2018	2017

Net cash provided by operating activities	$448	$602
Net provided by (used in) investing activities	(121)	877
Net cash used in financing activities	(510)	(1,390)
Net increase (decrease) increase in cash	$(183)	$89

Net cash provided by operating activities was approximately $448,000 in the nine months ended September 30, 2018, compared to $602,000 in the nine months ended September 30, 2017. The decrease of $154,000 was primarily related to the decline in revenues discussed in “Revenues” above resulting in an increase in net loss of $252,000, increases cash provided from accounts receivable of $94,000, inventory of $708,000, prepaid expenses, other assets of $160,000 and accrued liabilities of $54,000 and increases in cash used by accounts payable of $227,000, accrued liabilities of $281 and net decreases in cash provided by other changes of $188,000.

Net cash (used in) provided by investing activities was approximately $(121,000) for the nine months ended September 30, 2018, compared to $877,000 provided by in the nine months ended September 30, 2017. Cash used to purchase property and equipment was $121,000 for the nine months ended September 30, 2018, compared to $85,000 for the prior year due to capital expenditures to open the new retail pharmacy location at The Campus at Legacy West in Plano, Texas, to expand long-term care facilities and for upgrades to the Preston Royal, Dallas, Texas location. For the nine months ended September 30, 2017, cash provided by the proceeds of the disposition of the Humble, Texas location was $274,000 and CPOC was $688,000.

Net cash used in financing activities was $510,000 in the nine months ended September 30, 2018, compared to cash used of $1,390,000 for the same period in 2017. For the nine months ended September 30, 2018, borrowings of $8,051,000 and payments of $7,926,000 were made on the revolving credit facility; payments of $634,000 were made on notes payable. For the nine months ended September 30, 2017, borrowings of $14,345,000 payments of $14,808,000 were made on the revolving credit facility; payments of $927,000 were made on notes payable. Certain proceeds from the disposition of CPOC were used to make certain payments on notes payable for the nine months ended September 30, 2017.

Our principal indebtedness at September 30, 2018, consists of the following:

•	A number of term notes in favor of Cardinal Health in the aggregate amount of $2,979,000, secured by certain retail pharmacy assets, and maturing between August 2019 and August 2020;
•	A revolving credit facility (the “Revolver”), which as of August 10, 2018, is in favor of OSK VII, LLC (the “Current Lender”) in the amount of $3,956,000 secured by certain retail pharmacy assets, and maturing between August 2019 and August 2020;

The material terms under these agreements include, without limitation, notice requirements for certain material events, the provision of periodic financial statements, the maintenance of certain financial ratios, maintaining certain minimum insurance requirements, as well as restrictions on our ability to incur additional indebtedness, incur future capital expenditures, as well as restrictions on our ability to purchase, create or acquire any interest in any other pharmacy store or distributing company, or loan, invest in or advance money or assets to any other person, enterprise or entity for the acquisition of a pharmacy store or distributing company without the prior written consent of the First National Bank of Omaha.

In addition, the Company was a co-guarantor on a promissory note issued by a bank in favor of an individual who was previously, through August of 2008, a related party of the Company. On April 3, 2018, total principal amount due and owing under the promissory note (the “Guarantee Payment”), was satisfied in full by the primary obligor. The restricted cash balance of $303,000, for which the Company was required to provide as escrow, was released as unrestricted and used for operations. In conjunction with the satisfaction of the of the obligation and release of restricted funds, the primary obligor paid the Company $33,000 interest for the 11 months ended September 30, 2018 during April of 2018 and $12,000 for the nine months ended September 31, 2017 during May of 2017.

On August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,000 plus $18,000 in accrued and unpaid interest under the Revolver with the First National Bank of Omaha (the “Lender”. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,000 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver.

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

On March 22, 2019, the Company secured a letter of credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores, Inc. that renews annually with a reduction of $100,000 on each anniversary date.

Tax Loss Carryforwards

At December 31, 2017, we had approximately $48 million of federal net operating loss carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2020 to 2037. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our federal NOL carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. The estimated deferred tax asset as of September 30, 2018 has been fully reserved due to uncertainty of future income to utilize such asset.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our interim chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, and in light of the Company’s delinquency in filing this quarterly report on Form 10-Q, our interim chief executive officer and interim chief financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective. We have taken the initial steps to remediate this failure in our disclosure controls by engaging an SEC compliance resource to assist in the preparation of our filing obligations. In addition to this, we are exploring the possibility of engaging a full-time Chief Financial Officer who would have responsibility for, among other things, overseeing the collection, dissemination, and processing of the information (financial and otherwise) required for us to meet our future disclosure obligations.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 3. Defaults on Senior Securities.

On August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,000 plus $18,000 in accrued and unpaid interest under the Revolver with the First National Bank of Omaha (the “Lender”. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,000 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver.

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

Item 6. Exhibits

Exhibit Number	Description

10.1	Letter of Credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores Inc. (1)

31.1	Certification of the President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instances Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2019.

DOUGHERTY’S PHARMACY, INC.

By:	/s/ Stewart I. Edington
Stewart I. Edington
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Letter of Credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores Inc. (1)
10.1

31.1	Certification of the President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instances Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

