Form 10-K
period 2018-12-31
Dougherty's Pharmacy, Inc.
filed 2019-05-06
CIK 1080029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Common Stock, $0.0001 par value

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of April 22, 2019, 23,097,914 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

On February 6, 2018, the Company opened a new retail pharmacy location at The Campus at Legacy West in Plano, Texas (“Legacy”). This new location will offer pharmacy services and retail products to approximately 3,000 JCPenney Home Office employees and will be open to all other future tenants and visitors of The Campus at Legacy West. Dougherty’s is initially filled prescriptions via concierge service from its pharmacy on Campbell Road until Legacy completed its third party contract enrollment process. First year revenues from the new Legacy location were $146,000. The location was closed on February 4, 2019.

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

Plans for Future Acquisitions.

Dougherty’s plans for its future growth through continued strategic acquisitions of independent pharmacies (a) that meet our acquisition criteria (“Pharmacy Acquisition Opportunities”), (b) for which we have or can obtain sufficient cash resources to acquire, and (c) for which we have obtained the prior written consent of the lender for the revolving credit facility, OSK VII, LLC.

Acquisition Criteria. We value and seek community-based Pharmacy Acquisition Opportunities that place high value in customer service and patient care. We believe that as we identify and evaluate Pharmacy Acquisition Opportunities, Dougherty’s can offer a unique exit strategy for independent pharmacy owners as they consider their options in selling their pharmacies and monetizing the time and resources that they have deployed in developing their businesses. We believe that our commitment to ensuring that customers of such Pharmacy Acquisition Opportunities continue to receive individualized, personal, and local customer service is a significant factor in independent pharmacy owners’ decision whether to sell, and to whom to sell, their existing businesses.

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

We continuously face reimbursement pressure from PBM companies, health maintenance organizations, managed care organizations and other commercial third party payors; our agreements with these payors are regularly subject to expiration, termination or renegotiation. In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term. We experienced lower reimbursement rates in fiscal 2018 as compared to the same period in the prior year. Further, we accepted lower Medicare Part D reimbursement rates for calendar 2018 compared to calendar 2017 in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs. We expect this trend to continue.

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

Sources and availability of materials

We source substantially all of our generic and branded pharmaceutical drugs to fill prescriptions from a single supplier, Cardinal Health 110, Inc. and Cardinal Health 411, Inc. (“Cardinal Health”). We purchase products from Cardinal Health under a long-term prime vendor agreement that was amended in November of 2016 and extends through April 30, 2019. The Company is currently in negotiations with Cardinal Health to extend or replace this Agreement prior to its expiration, but we can make no assurances that we will be able to do so or do so on terms that are as favorable or more favorable than those under the current agreement. The current agreement provides the Company with tiered reduced pricing based on purchase volume in the form of rebates. The minimum purchase commitment includes at least 90% of our pharmaceutical product requirements (if carried by Cardinal Health) and at least 90% of our generic pharmaceutical product be purchased from the Cardinal Health Generic Source Product Program. In 2017 and in 2018 we received, certain cash prepayments from Cardinal Health that we are obligated to repay if the agreement is terminated before we have accrued rebate credits in excess of such prepayments. We had no prepayment liabilities under the 2018 advance. Alternative sources for most generic and brand name pharmaceuticals we sell are readily available, and, if necessary, we believe that we could obtain and qualify for a comparative agreement with another national primary vendor for substantially all of the prescription drugs we sell; however, we can offer no assurances that losing Cardinal Health, as our majority supplier, would not result in supply disruptions as we focused on a transition to one or more substitute suppliers, or that such transition would not have a material adverse effect on our business and our results of operations. We purchase our non-pharmaceutical retail merchandise from numerous manufacturers and wholesalers.

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

Customers

We sell primarily to retail customers. No single customer accounted for more than 10% of the Company’s consolidated sales for any of the periods presented. No single payor accounted for more than 10% of retail prescription revenues in fiscal 2018.

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

Employees

We had the following full time and part-time employees as of December 31, 2018:

Full-Time Employees	75
Part-Time Employees	24
Total Employees	99

In addition to our own employees, we use from time to time, and are dependent upon, various outside consultants or contractors to perform various support services including, technology, legal and accounting services.

Item 1A.	RISK FACTORS

We are in default under our revolver credit facility, and as a result have no significant source of lender financing to maintain and grow our operations.

On August 1, 2018, we were obligated to make payment of the outstanding principal of $3,956,000 plus $18,000 in accrued and unpaid interest under the revolving credit facility. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the revolving credit facility. The accrued interest of $18,000 was paid on August 2, 2018. An event of default under the revolving credit facility permitted the First National Bank of Omaha, among other things, to foreclose on the assets securing the revolving credit facility, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company. In addition to the failure to make the payment on the maturity date, as of August 1, 2018, we were not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the revolving credit facility. Failure to maintain this financial covenant also constituted an event of default under the revolving credit facility. On August 10, 2018, First National Bank of Omaha notified us that the revolving credit facility had been sold to OSK VII, LLC, effective on August 10, 2018. As a result of this default, we have no source of lender financing to support and maintain our operations other than a March 22, 2019 letter of credit from Legacy Bank for the benefit of our subsidiary, Associated Food Stores, Inc., in the amount of $825,000, with automatic annual reductions of $100,000 of this amount. Without a significant source of lender financing, we will find it difficult, if not impossible, to maintain our current operations, implement our plans for material growth in our business, or even continue operating as a going concern.

Although our financial statements have been prepared on a going concern basis, we must significantly increase our revenue or raise additional capital to continue to fund our operations and continue as a going concern.

Whitley Penn LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2018, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2018, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt service needs for the next 6 months / through January 1, 2020. In order to have sufficient cash to fund our operations, we will need to significantly increase our revenues or raise additional equity or debt capital by January 1, 2020 in order to continue as a going concern, and we cannot provide any assurance that we will be successful in doing so.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Although we have concluded that our consolidated financial statements as of December 31, 2018, , present fairly, in all material respects, the results of operations, financial position, and cash flows of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting related to the controls around the company's license reporting process such that our usage reports utilized in determining obligations under certain software license agreements did not have formal change management control processes in place. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Item 9A, "Controls and Procedures."

Our auditors have identified certain deficiencies in internal control that they consider to be material weaknesses. (1) The Company did not perform internal evaluations of the valuation of deferred tax assets during 2018, and whether the deferred tax assets recorded were capable of being realized in future periods. This resulted in an audit adjustment to record a full valuation allowance against the remaining $2 million deferred tax asset maintained during 2018. (2) The Company has an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting. This lack of adequate personnel with accounting and financial reporting experience led to delays in preparing necessary schedules, reconciliations, and required SEC reports.

We are initiating remedial measures, but if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with the listing requirements for the over-the-counter bulletin board on which our common stock currently trades.

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our business requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. As of December 31, 2018, our outstanding debt totaled $6.9 million and our unrestricted cash totaled $248,000. Our level of indebtedness could have significant consequences. For example, it could:

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

We may not be able to renegotiate our current prime vendor agreement on terms favorable to us, if at all.

We source substantially all of our generic and branded pharmaceutical drugs to fill prescriptions from a single supplier, Cardinal Health 110, Inc. and Cardinal Health 411, Inc. under a long-term prime vendor agreement that was amended in November of 2016. The current agreement extends through April 30, 2019. We are currently in discussions with Cardinal Health to negotiate terms for an extension of this agreement , however, we can make no assurances that we can obtain extension terms favorable to us, and if we were unable to continue to purchase under this agreement Any significant disruptions in our relationship with Cardinal Health could have a material adverse effect on us.

We have determined that our disclosure controls are not effective.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer has determined that as of December 31, 2018, these disclosures are not effective, in part because we were delinquent in filing our Quarterly report on Form 10-Q and this Annual Report on Form 10-K. If our disclosure controls are not effective, there is a risk that information required in such reports may not be communicated effectively and that material information may not be included in such reports or that such reports will not be filed timely and in accordance with the SEC’s rules and forms.

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

Our recent change in management may make it more difficult for us to maintain and grow our business.

We currently have one individual who was only recently appointed to serve as management, our President and Chief Executive Officer and interim Chief Financial Officer, Mr. Stewart I. Edington. We are heavily dependent upon our management’s skills, talents and abilities to implement our business plan, and we are dependent upon the successful implementation of Mr. Edington’s strategy. Because investors will not be able to evaluate the merits of our future Pharmacy Acquisition Opportunities, they should critically assess the information concerning our management and Board of Directors. Should we not successful integrate Mr. Edington into these roles, our business operations and growth strategies may be impaired, perhaps significantly.

The recent failure of our pharmacy location at The Campus at Legacy West in Plano, Texas may have a negative effect on our reputation.

In February of 2018, we opened a new retail pharmacy location at The Campus at Legacy West in Plano, Texas. This retail pharmacy location was open for only one year, and its closing in such a short amount of time may be viewed negatively by investors, lenders, vendors, and suppliers, and may affect our ability to attract, negotiate, and close future Pharmacy Acquisitions.

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

Our principal stockholders, officer and directors beneficially own approximately 31.6% of our Common Stock. As a result, such persons may have the ability to control and direct our affairs and business, perhaps in ways contrary to the interests of the Company’s other stockholders. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control or other transaction that could benefit the Company’s stockholders.

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

We obtain a majority of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, Cardinal Health 110, Inc. and Cardinal Health 411, Inc. (“Cardinal Health”), with whom we have a long-term supply contract expiring April 30, 2019. Any significant disruptions in our relationship with Cardinal Health, or deterioration in Cardinal Health’s financial condition, could have a material adverse effect on us.

Failure to maintain sufficient sales to qualify for favorable pricing under our current long term supply contract could increase the costs of our products.

Our current long term supply agreement with Cardinal Health, as amended in November 2016, provides us with pricing and credit terms that are improved from those previously provided by Cardinal Health. The minimum purchase commitment includes at least 90% of pharmaceutical product requirements (if carried by Cardinal Health) and at least 90% of generic pharmaceutical product be purchased from the Cardinal Health Generic Source Product Program. If we are unable to satisfy these minimum purchase requirements, we may be required to purchase our pharmaceutical products on less favorable pricing and credit terms.

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

Our common stock is deemed a penny stock and trading in penny stocks are risky, speculative, and often trade infrequently due to certain regulatory restrictions.

The term "penny stock" generally refers to a security issued by a very small company that trades at less than $5 per share. Penny stocks may trade infrequently, which means that it may be difficult to sell penny stock shares once you own them. Moreover, because it may be difficult to find quotations for certain penny stocks, they may be difficult, or even impossible, to accurately price. For these, and other reasons, penny stocks are generally considered speculative investments. Consequently, investors in penny stocks should be prepared for the possibility that they may lose their whole investment (or an amount in excess of their investment if they purchased penny stocks on margin). Because of the speculative nature of penny stocks, Congress prohibited broker-dealers from effecting transactions in penny stocks unless they comply with the requirements of Section 15(h) of the Securities Exchange Act of 1934 ("Exchange Act") and the rules thereunder. These SEC rules provide, among other things, that a broker-dealer must (1) approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction; (2) furnish the customer a disclosure document describing the risks of investing in penny stocks; (3) disclose to the customer the current market quotation, if any, for the penny stock; and (4) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer's account. These regulatory requirements may significantly depress the market for our shares of common stock and limit your ability to liquidate your investment in our shares of common stock.

Item 2.	Properties.

The physical properties used by the Company are summarized below:

Property Type	Owned/Leased	Number	Location	Approximate Square Feet
Retail pharmacy	Leased	1	Dallas, TX	13,000
Retail pharmacies	Leased	3	Texas	9,000
Retail pharmacy	Leased	1	Oklahoma	3,000
Corporate office	Leased	1	Dallas, TX	2,000
Warehouse facility	Leased	1	Dallas, TX	2,000

Item 3.	Legal Proceedings.

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

At April 2, 2019, there were approximately 113 holders of record of our common stock.

As of the closing price on April 2, 2019, the aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price for our common stock on the OTCQB was approximately $1.9 million.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to the following:

•	We currently have no lender financing to maintain our operations;

•	Our auditors have expressed substantial doubt that we will be able to continue as a going concern.

•	We cannot provide any assurance that we can fund the Company’s capital needs in the near or long term;

•	We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operation could be negatively affected;

•	We may not be able to renegotiate our current prime vendor agreement on terms favorable to us, if at all;

•	We are in default under our revolving credit facility;

•	We have identified certain material weaknesses in our internal control over financial reporting;

•	We have determined that our disclosure controls are not effective;

•	We may be affected by the introduction of new brand name and generic prescription drugs, the conversion rate and mix of prescriptions filled, the reimbursement rate by third party payors of prescriptions and increases in the cost to procure those drugs;

•	We are subject to considerable uncertainty as to how current Health Reform Laws will affect our business and operations;

•	We could be negatively affected by future legislative or regulator policies designed to manage healthcare costs or alter healthcare financing practices; and

•	We handle confidential healthcare information for our customers and are subject to the risk in securing such confidential information and protecting it from cyber-attacks.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017 (000’s omitted).

Revenue

	2018	2017	$ Change

Revenue	$36,051	$40,213	$(4,162)
Cost of sales (exclusive of depreciation and amortization shown separately below)	26,926	29,390	(2,464)
Gross profit	9,125	10,823	(1,698)
Operating expenses
Selling, General and Administrative	9,248	10,395	(1,147)
Depreciation and amortization	940	1,008	(68)
Other income	2	3	(1)
Interest expense	439	427	12
Loss of disposal of assets	–	75	(75)
Income tax provision	2,028	1,029	999
Net loss	$(3,528)	$(2,108)	$(1,420)
plus:
Interest expense	$439	$427	$12
Depreciation and amortization	940	1,008	(68)
Loss on disposal of assets	–	75	(75)
Income tax provision	2,028	1,029	999
EBITDA (Adjusted)	$(121)	$431	$(552)

Prescription count	400,087	436,945	(36,858)

Total revenues decreased $4,162 during the year ended December 31, 2018 to $36,051. This represents a 10.3% decrease from revenue of $40,213 in 2017. The decrease includes a 36,858 or 8.4% decrease in the number of retail pharmacy prescriptions sold, of which the majority, 24,385 of the reduction in prescriptions is attributable to long-term care, the remaining 12,473 are spread over generic, branded and compounding. The decline in revenues for the twelve months ended December 31, 2018, as compared to the same period for 2017 are due to lower revenues per prescription filled due to the increase in brand to generic conversion rate to 86.3% from 84.1% and lower industry generic pricing selling prices in 2018 as compared to 2017 due to network reimbursement  pressures, competitive pressure and customer demand for lower prices. This trend is consistent with that reported by other retail pharmacy companies in the industry. This industry trend is expected to continue into 2019.

Gross Profit

Gross profit decreased $1,698 or 15.7% for the year ended December 31, 2018 to $9,125, or 25.3% of revenue. Gross profit was $10,823 or 26.9% of sales in 2017. The decrease in gross profit is the result of the increase in third party payor fees are due to Direct and Indirect Remuneration (“DIR”) fees charged to pharmacies that relate to Medicare Part D plans and other fees passed by third party payors. These fees for the years ended December 31, 2018 and 2017 were totaled $620,000 and $418,000, respectively. Management expects the DIR fees to continue to impact gross profit in 2019.

Operating Expense

SG&A expense decreased $1,147 for the year ended December 31, 2018, to $9,248 from $10,395 in 2017. SG&A expense represented 25.7% of revenue in 2018 as compared to 25.8% of revenue in 2017. The decrease in SG&A expenses is due to a reduction in headcount and related costs.

Interest Expense

Interest expense increased $12 for the year ended December 31, 2018, to $439 from $427 in 2017. The increase in interest expense is due to a decrease in total debt of $1.3 million offset by increases in interest rates.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA (Adjusted) decreased by $528 to EBITDA (Adjusted) of $(121) for the year ended December 31, 2018, from EBITDA (Adjusted) of $431 in 2017. EBITDA (Adjusted) represented -0.3% of revenue in 2018 as compared to 1.1% of revenue in 2017. This overall decrease is due primarily to decrease in gross profit related to the reduction in long-term care prescriptions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, the Company had total current assets of $4,902,000 and total current liabilities of $8,268,000 creating working capital deficit of $3.4 million as compared to total current assets of $6,242,000 and total current liabilities of $8,196,000 creating a working capital deficit of $1,954,000 at December 31, 2017. The overall decrease in working capital of $1,412,000 is primarily due to decreases in accounts receivable and inventory as the Company exited certain pharmacies and increase in current long term debt.

As of December 31, 2018, we had cash $248,000 compared to $389,000, $303,000 was restricted, at December 31, 2017. The decrease in cash for the twelve months ended December 31, 2018, of $141,000 was the overall net decrease from activities as presented below.

The change in cash and cash equivalents is as follows:

	2018	2017

Net cash provided by operating activities	$479	$630
Net provided by (used in) investing activities	(113)	859
Net cash used in financing activities	(507)	(1,461)
Net increase (decrease) increase in cash	$(141)	$28

Net cash provided by operating activities was $479,000 in the twelve months ended December 31, 2018, compared to $630,000 in the twelve months ended December 31, 2017. The decrease of $151,000 was due an increase in the net loss of $1,420,000, an increase of non-cash adjustments of $811,000, $1.0 million related to 2018 deferred tax adjustment, increases in cash from accounts receivable of 101,000 and inventory of $1.1 million offset by decrease in prepaid expenses of $97,000, accounts payable of $405,000 and accrued liabilities of $271,000.

Net cash provided by (used in) investing activities cash used for investing activities $113,000 for the year ended December 31, 2018, compared to cash provided of $859,000 for the year ended December 31, 2017. Cash used to purchase property and equipment was $113,000 for the year ended December 31, 2018, compared to $128,000 for the prior year. The decrease of $972,000 was primarily due to cash proceeds from the disposition of the Humble, Texas pharmacy were $274,000, and cash provided by the proceeds of the disposition of CPOC was $687,000.

Net cash used in financing activities Cash used was $507,000 for the year ended December 31, 2018, compared to net cash used in financing activities of $1,461,000 for the year ended December 31, 2017. For the twelve months ended December 31, 2018, borrowings of $7,926,000 and payments of $7,956,000 were made on the revolving credit facility; payments of $633,000 were made on notes payable. For the twelve months ended December 31, 2017, borrowings of $19,310,000 and payments of $196,657,000 were made on the revolving credit facility; payments of $1,114,000 were made on notes payable.

Our principal indebtedness at December 31, 2018, consists of the following:

•	A number of term notes in favor of Cardinal Health in the aggregate amount of $2,793,000, secured by certain retail pharmacy assets, and maturing between August 2019 and August 2020;

•	A revolving credit facility in the principal amount of $3,956,000 as of December 31, 2018 of which the Company has currently borrowed $3,956,000 on the revolving credit facility;

The material terms under these agreements include, without limitation, notice requirements for certain material events, the provision of periodic financial statements, the maintenance of certain financial ratios, maintaining certain minimum insurance requirements, as well as restrictions on our ability to incur additional indebtedness, incur future capital expenditures, as well as restrictions on our ability purchase, create or acquire any interest in any other pharmacy store or distributing company, or loan, invest in or advance money or assets to any other person, enterprise or entity for the acquisition of a pharmacy store or distributing company without the prior written consent of OSK VII, LLC.

On August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,000 plus $18,000 in accrued and unpaid interest under the Revolver with the Lender. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,000 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constituted an event of default under the Revolver.

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

Historically, we have maintained a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we have managed our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives through borrowings under our Revolver. However, as of August 1, 2018, we have been in default in our Revolver and have no significant financing source to rely upon to meet our short or long term capital needs.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt service needs for the next 6 months / through January 1, 2020. In order to have sufficient cash to fund our operations, we will need to significantly increase our revenues or raise additional equity or debt capital by January 1, 2020 in order to continue as a going concern, and we cannot provide any assurance that we will be successful in doing so.

On April 1, 2019, we entered into a Letter of Credit Collateralization Agreement, effective March 22, 2019, in favor of Legacy Texas Bank whereby 10 of our current stockholders, including six of our directors, pledged certain deposit accounts to collateralize the letter of credit. In consideration for entering into this agreement, we issued warrants to purchase a total of 330,000 shares of our common stock at an exercise price of $0.20 per share, exercisable until March 22, 2022, and each warrant holder will receive quarterly maintenance payments under the warrants equal to ten percent (10%) per year on the amount each warrant holder’s collateral commitment.

In addition, the audit opinion that accompanies our financial statements is qualified in that our auditors have expressed substantial doubt about our ability to continue as a going concern.

We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, and future investments or acquisitions. We do not believe our operating cash flows will be sufficient to fund these future payments and long-term initiatives unless we significantly increase our revenue. If the Company does not generate the necessary increase in cash flow, the Company will need additional financing in the future. We do not know whether additional financing will be available when needed, or that, if available, we will be able to obtain financing on terms favorable, or even acceptable, to the Company. Without a significant source of lender financing, we will find it difficult, if not impossible, to maintain our current operations, implement our plans for material growth in our business, or even continue operating as a going concern.

Our future capital needs are uncertain. Management anticipates funding our capital needs through a combination of projected positive cash flow after debt service; however, cash flow projections are based on anticipated operations of our business, for which we can provide no assurance. Additionally, if we were to make additional acquisitions, we would likely need additional capital to fund all, or a portion, of those acquisitions. If the Company does not generate the necessary cash flow, the Company will need additional financing in the future. We do not know whether additional financing will be available when needed, or that, if available, we will be able to obtain financing on terms favorable, or even acceptable, to the Company.

Tax Loss Carryforwards

At December 31, 2018, we had approximately $49 million of federal NOL carryforwards available to offset future taxable income, which, if not utilized, will fully expire from 2021 to 2036. We believe that the issuance of shares of our common stock pursuant to our initial public offering on November 15, 1999 caused an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, we believe that the portion of our federal NOL carryforwards attributable to the period prior to November 16, 1999 is subject to an annual limitation pursuant to Section 382. Our total deferred tax assets have been fully reserved as a result of the uncertainty of future taxable income. On December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act” (the “TCJA”). Among numerous changes to existing tax laws, the TCJA permanently reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects on deferred tax balances of changes in tax rates are required to be taken into consideration in the period in which the changes are enacted, regardless of when they are effective. As the result of the reduction of the corporate income tax rate under the TCJA, the Company estimated the revaluation of its net deferred tax assets from $3 million to $2 million and recorded a provisional noncash income tax loss of approximately $1.0 million for year ended December 31, 2017.

During 2018, the Company fully reserved its deferred tax asset resulting in a $2.0 million charge to the statement of operations due to the uncertainty of future income to utilize such assets.

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

Please see Notes 10 and 14 of the Dougherty’s Consolidated Financial Statements contained herein.

	Contractual Obligations As of December 31, 2018
	Payments due by Period ($-000's omitted)
	Less than	1-3	4-5	More than
	1 year	Years	Years	5 years	Total
Lease Obligations	790	1,443	1,369	3,161	6,763
Notes Payable	4,842	2,096	–	–	6,938
Total	$5,632	$3,539	$1,369	$3,161	$13,701

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

Inventories

Inventories consist of health care product finished goods held for resale, valued at the lower of cost using the first-in, first-out method, or net realizable value. The Company maintains an estimated reserve against inventory for excess, slow-moving, and obsolete inventory as well as inventory for which carrying value is in excess of its net realizable value.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our interim chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) as of December 31, 2018.  Based upon that evaluation and in light of the Company’s delinquency in filing its quarterly report on Form 10-Q for the Company’s third quarter of 2018 and its delinquency in filing this annual report on Form 10-K, our interim chief executive officer and interim chief financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective. We have taken the initial steps to remediate this failure in our disclosure controls by engaging an SEC compliance resource to assist in the preparation of our filing obligations. In addition to this, we are exploring the possibility of engaging a full-time Chief Financial Officer who would have responsibility for, among other things, overseeing the collection, dissemination, and processing of the information (financial and otherwise) required for us to meet our future disclosure obligations.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. We consider the following deficiencies in the Company’s internal control to be material weaknesses:

Deferred Taxes: The Company did not perform internal evaluations of the valuation of deferred tax assets during 2018, and whether the deferred tax assets recorded were capable of being realized in future periods. This resulted in an audit adjustment to record a full valuation allowance against the remaining $2 million deferred tax asset maintained during 2018. Management should perform an analysis as to whether any unreserved deferred tax assets are capable or probable of being realized in future periods for each reporting period.

Insufficient Resources: The Company has an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting. This lack of adequate personnel with accounting and financial reporting experience led to delays in preparing necessary schedules, reconciliations, and required SEC reports. Management should evaluate their current personnel needs and supplement their current accounting and finance department with individuals with necessary requisite experience, either on a full-time or consulting basis.

Therefore, based on its evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business affairs are managed under the direction of the board of directors, or the Board, consisting of seven persons, divided into three classes. Members of each class serve offset terms of three years so that only one class is elected each year. The following table sets forth each class, the directors comprising each class and their respective terms:

CLASS	DIRECTORS	TERM EXPIRING

Class A	Troy Phillips* Stewart I. Edington	2022 Annual Meeting

Class B	Anthony J. LeVecchio* Will Cureton*	2021 Annual Meeting

Class C	James C. Leslie Joseph J. Flynn* Josh Womack*	2020 Annual Meeting
* Independent Director as defined by Nasdaq Rule 5605(a)(2).

Class A Directors

Troy Phillips Age 71, director since 2017. Mr. Phillips has been the Chairman of the Board and CEO of Glast, Phillips & Murray, P.C., a law firm, since 1992. Mr. Phillips specializes in business litigation, devoting a substantial portion of his practice to prebankruptcy strategies, loan workouts, purchase of assets from bankruptcy estates, and refinancings. He also has extensive experience in corporate reorganizations, leveraged buy-outs and avoidance of prebankruptcy transfers. Mr. Phillips has practiced law privately since 1974. Mr. Phillips received his bachelor's degree from North Texas State University and his law degree from the University of Texas at Austin in 1974, where he was a member of the Order of Barristers and the University of Texas State Champion Moot Court Team. He is a member of the College of the State Bar of Texas and is an occasional speaker at legal and professional seminars as well as an author on business bankruptcy law. Mr. Phillips has been admitted to practice and has handled cases before Courts in the State of Texas, the Northern and Eastern Federal Districts of Texas, the Fifth Circuit Court of Appeals, and the United States Supreme Court. Mr. Phillips has been selected to serve as a director in part because of his legal and business acumen that can greatly benefit the Company.

Stewart I. Edington Age 51, President and Chief Executive Officer since February 2019 and a director since March 2019. Mr. Edington brings over 30 years of experience in the pharmacy industry leading some of the largest pharmacy chains in the United States. He previously served as Director of Operations for Gelson’s Pharmacy from 2016 to 2017 and Vice President of Pharmacy Operations at Haggen Food & Pharmacy from 2015 to 2016. He served in various roles at Albertsons, including Divisional Pharmacy Manager from 2003 to 2011, and Vice President of Pharmacy Operations from 2011 to 2014. Mr. Edington has been selected to serve as a director, in part, because of his extensive retail pharmacy operational experience and corporate finance expertise, as well as for his experience and track record for success while employed at several large pharmacy chains.

Class B Directors

Anthony J. LeVecchio Age 72, director since 2004. Mr. LeVecchio has been the President and Principal of The James Group, a general business consulting firm that has advised clients across a range of high-tech industries, since 1988. Prior to forming The James Group in 1988, Mr. LeVecchio was the Senior Vice President and Chief Financial Officer for VHA Southwest, Inc., a regional healthcare system. Mr. LeVecchio currently serves as director, advisor and executive of private and public companies in a variety of industries. He also currently serves as Chairman of the Board of Directors and as Chairman of the Audit Committee for LegacyTexas Bank (LTXB), a community bank based in Plano, Texas that is listed on The NASDAQ Global Select Market. His prior public company boards include Microtune, Inc., DG FastChannel, Inc., and Maxum Health, Inc. Mr. LeVecchio holds a Bachelor of Economics and a M.B.A. in Finance from Rollins College where he serves on the Board of Trustees. Mr. LeVecchio is a lecturing professor for financial statement analysis classes at the University of Texas, Dallas. Mr. LeVecchio was selected to serve on our Board and as the Chairman of the Audit Committee because of his standing as a financial expert and corporate governance expert.

Will Cureton Age 68, director since 2005. Mr. Cureton is President of Richman Southwest Development, LLC, an affiliate of The Richman Group of Companies, which focuses on condo and multifamily projects. From 1997 to 2013, Mr. Cureton was a member and manager of CLB Holdings, LLC, a Texas limited liability company and general partner of CLB Partners, Ltd., a Texas limited partnership ("CLB") engaged in real estate development and which he co-founded in 1997. Prior to co-founding CLB, Mr. Cureton was Chief Operating Officer of Columbus Realty Trust, a real estate investment trust, from 1993 to 1997. In 1987 Mr. Cureton co-founded Texana, a commercial real estate investment and property management company, and served as its President and Chief Executive Officer until 1993. From 1981 to 1987, Mr. Cureton served as an executive officer with The DicoGroup, Inc., a Dallas based real estate investment company. Mr. Cureton started his career with Coopers & Lybrand, where he worked from 1974 to 1981. Mr. Cureton received a Bachelor of Business Administration degree in accounting from East Texas State University (now known as Texas A&M University - Commerce). Mr. Cureton was selected to serve on our Board because of his extensive business dealings.

Class C Directors

James C. Leslie Age 63, a director since July 2001, Chairman of the Board since March 2002 has served as Chairman of Dougherty’s since March 2002 and as a Director since July 2001. Mr. Leslie held the position of Chief Executive Officer of CRESA, a national tenant representation and real estate advisory services firm headquartered in Boston, Massachusetts from 2012 to 2015, after serving on its Board for 10 years. From 2001 to 2011, Mr. Leslie focused primarily on managing his personal investments. Mr. Leslie has positions in one or more subsidiaries, or affiliates, of Dougherty’s Pharmacy. From 1996 through 2001, Mr. Leslie served as President and Chief Operating Officer of The Staubach Company, a full-service international real estate strategy and services firm. From 1988 through March 2001, Mr. Leslie also served as a director of The Staubach Company. Mr. Leslie was President of Staubach Financial Services from 1992 until 1996. From 1982 until 1992, Mr. Leslie served as Chief Financial Officer of The Staubach Company. Mr. Leslie serves on boards of several private companies. Mr. Leslie holds a B.S. degree from The University of Nebraska and an M.B.A. degree from The University of Michigan Graduate School of Business. Mr. Leslie was selected to serve as Chairman of the Board because of his leadership, financial and management experience as well as his ability to provide guidance and valuable insight through his involvement with entrepreneurs and emerging companies consistently during his career.

Joseph (“Joe”) J. Flynn Age 53, a director since March 2019. Mr. Joseph J. Flynn has served as the President and CEO of Vereco Inc. a Southern California based Healthcare IT Services Company since November 1, 2017. Previously he served as Co-Founder and President and Chief Executive Officer of Auxilio, Inc. and Chief Executive Officer of CynergisTek, Inc. from April of 2004 until October 2, 2017. Mr. Flynn has over two decades of experience in driving growth and excellence in healthcare IT services. Under Mr. Flynn’s leadership Auxilio, now CynergisTek, grew from no revenues to over $70 million, culminating in its merger with CynergisTek, the leading provider of Healthcare Cyber Security Services and up listed to the New York Stock Exchange, in March of 2017 under the symbol CTEK. Prior to founding Auxilio, Mr. Flynn worked at Advanstar Communications from 1998 to 2004 as Vice President of the Telecommunications Group where he managed a portfolio of communications and IT related business to business trade shows, conferences and magazines in the United States and Brazil. From 1993 to 1998, Mr. Flynn served as VP for Latin America for EJ Krause and Associates, a Washington DC based technology trade show company. In that position he lived, worked and traveled extensively in Mexico, Brazil, Argentina and Colombia. He is a1987 graduate of the Catholic University of America where he holds a BA in International Relations. Mr. Flynn has been selected to serve as a director, in part, because of his experience in the healthcare IT sector, where he has served as a public company executive.

Josh Womack Age 39, a director since March 2019. Mr. Womack is the principal and investment manager of Womack Capital Partners, a long-only fund that focuses on small-cap and micro-cap public companies. Mr. Womack is also a manager and board member for Pegasus Glass, LLC, a holding company acquiring majority and minority stakes in privately held businesses in Texas with $1 million to $3 million in earnings He was previously an asset manager and acquisition analyst with SCM Real Estate and held financial statement auditing roles with Hein & Associates (now Moss Adams) and Deloitte. Mr. Womack has been selected to serve as a director, in part, because we believe that his investment community experience and accounting and auditing expertise will greatly benefit the Company, particularly with regards to compliance with our federal securities law reporting and compliance obligations.

The positions of the foregoing persons as directors on standing committees of the Board of Directors are shown below under "Committees of the Board of Directors; Meetings".

There are no family relationships among the executive officer or directors. There are no arrangements or understandings pursuant to which any of these persons were elected as an executive officer or director. No director or officer has been involved in any legal proceedings required to be disclosed under Item 401(f) of Regulation SK, but for a personal bankruptcy filed in 2013 by one of our directors, Mr. Will Cureton.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in 2018, except for Messrs. Cureton, LaVecchio, and Leslie who each had 5 late Form 4 filings covering 5 transactions; Troy Phillips who had 6 late Form 4 filings covering 10 transactions; and Messrs. Flynn, and Womack who each had a late Form 3 filing and a late Form 4 filing covering 1 transaction, and Mr. Edington who had a late Form 3 Filing.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board adopted a Code of Business Conduct and Ethics on August 16, 2017, a copy of which is available on the Company's website at www.doughertys.com (the contents of such website are not incorporated into this proxy statement). The Company intends to disclose future amendments to, or waivers from, certain provisions of the Codes of Ethics on the Company’s website within four business days following the date of such amendment or waiver. Upon the written request of any stockholder, the Company will furnish, without charge, a copy of each of the Codes. This request should be directed to the Company’s Secretary at the address indicated above.

Committees of the Board of Directors; Meetings

The Board has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a separate Nominating Committee and performs all of the functions of that committee.

The Audit Committee

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board in monitoring the integrity of our financial statements, the independent auditor's qualifications, independence and performance and our compliance with legal requirements. The Audit Committee operates under a written charter adopted by the Board, a copy of which is available on the Company's website at www.doughertys.com (the contents of such website are not incorporated into this Registration Statement). Anthony J. LeVecchio is the current Chairman of the Audit Committee and Joseph Flynn serves as a member.

The Securities and Exchange Commission ("SEC") has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether the members of its Audit Committee are "independent." Since we are not a "listed" company, we are not subject to rules requiring the members of our Audit Committee to be independent. The SEC also requires a company to disclose whether it has an "Audit Committee Financial Expert" serving on its audit committee.

Based on its review of the applicable rules of The NASDAQ Global Market governing audit committee membership, the Board believes that all members of the Audit Committee are "independent" under NASDAQ Marketplace Rule 5600(a)(2).

Based on its review of the criteria of an Audit Committee Financial Expert under the rule adopted by the SEC, the Board, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. LeVecchio, the Chairman of the Audit Committee is qualified as an "audit committee financial expert" on the Audit Committee.

Compensation Committee

The Compensation Committee recommends to the Board annual salaries for executive management and reviews all company benefit plans. The Compensation Committee operates under a written charter adopted by the Board, a copy of which is available on the Company's website at www.doughertys.com (the contents of such website are not incorporated into this Registrations Statement). The Chairman of the Compensation Committee position is open. The current member of the Compensation Committee is Josh Womack, while Anthony J. LeVecchio served as a member until April of 2019. After a review of the applicable rules of The NASDAQ Global Market governing compensation committee membership, the Board believes that all members of the Compensation Committee are “independent” under NASDAQ Marketplace Rule 5600(a)(2).

Nomination Process

The Board does not have a separate Nominating Committee or Charter and performs all of the functions of that committee. The Board believes that it does not need a separate nominating committee because the full Board is relatively small, has the time to perform the functions of selecting Board nominees, and in the past has acted unanimously in regard to nominees.

In considering an incumbent director whose term of office is to expire, the Board reviews the director's overall service during the person's term, the number of meetings attended, level of participation and quality of performance. In the case of new directors, the directors will consider suggestions from many sources, including stockholders, regarding possible candidates for directors. The Board may engage a professional search firm to locate nominees for the position of director of the Company. However, to date the Board has not engaged professional search firms for this purpose. A selection of a nominee by the Board requires a majority vote of the Company's directors.

The Board seeks candidates for nomination to the position of director who have excellent decision-making ability, business experience, personal integrity and a high reputation and who meet such other criteria as may be set forth in a writing adopted by a majority vote of the Board of Directors. The committee will use the same criteria in evaluating candidates suggested by stockholders as for candidates suggested by other sources.

Pursuant to a policy adopted by the Board, the directors will take into consideration a director nominee submitted to the Company by a stockholder; provided, that the stockholder submits the director nominee and reasonable supporting material concerning the nominee by the due date for a stockholder proposal to be included in the Company's proxy statement for the applicable annual meeting as set forth in the rules of the Securities and Exchange Commission then in effect.

Item 11.	Executive Compensation.

Summary compensation

The following table provides summary information concerning compensation paid by us to our principal executive officers and each person who served as our principal financial officer in 2018. In 2018, no other person who served as an executive officer of Dougherty’s at any time during the year had total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other	Nonqualified Deferred Compensation Earnings	Total
		($)	($)	($)(1)	($)(2)	($)
Stewart I. Edington	2018	$		$	$	$
President and	2017	$		$	$	$
Interim Chief Financial Officer

James C. Leslie(3)	2018
Interim Chief Executive and Chief Financial	2017
Officers

Other	2018	$	$	$	$	$
	2017	$	$	$	$	$

(1)	Fully vested matching contributions to the Company’s 401(k) plan, which all participating employees receive.

(2)	Nonqualified deferred compensation earnings represents the market value of vested shares under our RSU Incentive Plan.
(3)	Mr. Leslie did not receive any additional compensation for his tenure as Interim Chief Executive and Chief Financial Officers (see Directors Compensation table below).

RESTRICTED STOCK INCENTIVE PLAN

On November 13, 2013, the Board of Directors approved and adopted the RSU Incentive Plan. The plan has not been approved by the stockholders. Under the plan the Company can award RSUs to employees and non-employee directors and consultants pursuant to restricted stock agreements contingent upon continuous service. Under the restricted stock agreements, the restricted shares will vest annually over a four-year period and will be payable in stock, valued at the fair market value on the grant date. There is not a limit on the number of shares that can be issued from the plan and shares are issued from available common stock. As of December 31, 2018, there were 100,000,000 shares authorized, [24,112,134] shared issued and [23,082,164] shares outstanding. The Board considers the number of shares outstanding adequate for purposes of administering the plan.

As of December 31, 2018, the following shares had been issued under the 2013 RSU Plan.

Year of Issuance:	Number of Shares	Fair Value at Date of Grant	Shares Vested	Non- Vested	Cancelled
2013	120,000	$26,000	115,000	–	5,000
2014	122,100	$31,000	101,850	–	20,250
2015	150,000	$39,000	85,000	15,000	50,000
2016	–	–	–	–	–
2017	563,000	$114,000	111,600	45,000	406,400
2018	80,000	$11,000	–	80,000	–
	1,035,100	$221,000	413,450	140,000	481,650

Option Grants in Last Fiscal Year

As of December 31, 2018, the Company does not currently have a stock option plan and there are no outstanding options.

Vested Share Units in Last Fiscal Year and Fiscal Year-End Share Unit Values

The following table provides information regarding outstanding restricted stock awards granted to the directors and named executive officers under the RSU Incentive Plan that were still outstanding as of December 31, 2018 and the values of those awards. The value is based on the market price of [$0.02] cents as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Stock Awards
	Equity Incentive Plan Awards
	Number of Unearned Units That Have Not Vested	Market or Payout Value of Unearned Units That Have Not Vested
Name	(#)	($)
James C. Leslie	40,000	$800
Anthony J. LeVecchio	40,000	$800
Will Cureton	40,000	$800
Troy Phillips	20,000	$400
Joseph J. Flynn	–	$–
Josh Womack	–	–
Stewart I. Edington	–	–

The following table provides information, for the directors and named executive officers, on restricted stock awards vested during 2018.

STOCK VESTED
Stock Awards
Equity Incentive Plan Awards
	Number of Share Units Received on Vesting	Value of Share Units Received on Vesting
Name	(#)	($)
James C. Leslie	15,050	$1,177
Anthony J. LeVecchio	15,050	$1,177
Will Cureton	15,050	$1,177
Troy Phillips	–	$–
Joseph J. Flynn	–	$–
Josh Womack	–	$–
Stewart I. Edington	–	$–
Troy Smith	–	$–

COMPENSATION OF DIRECTORS

Non Employee Director Compensation

As of December 31, 2018

Annual Cash Retainer	Per Meeting Fees	Annual Restricted Stock Grant
Non-Employee Director $10,000; $2,500 per quarter	In person $500, telephonic $250	20,000 shares vesting over four years
Non-Employee Director and Committee Chairman $20,000; $5,000 per quarter	In person $500, telephonic $250	20,000 shares vesting over four years
Non-Employee Director and Chairman of the Board $120,000; $10,000 per month	In person $500, telephonic $250	20,000 shares vesting over four years

2018 Director Compensation Table

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings	Total
	($)	($)	($)
James C. Leslie	$100,000	$1,177	$101,177
Anthony J. LeVecchio	$21,500	$1,177	$22,677
Will Cureton	$12,000	$1,177	$13,177
Troy Phillips	$12,000	$–	$12,000

Note: Nonqualified deferred compensation earnings represent the market value of vested shares under our Restricted Share Unit (“RSU”) Incentive Plan.

CORPORATE GOVERNANCE

The business affairs of the Company are managed under the direction of the Board. The Board meets on a regularly scheduled basis during the fiscal year of the Company to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings as required from time to time when important matters arise requiring Board action between scheduled meetings. The Board of Directors or its authorized committees met 4 times during the 2018 fiscal year. During fiscal year 2018, each director participated in at least 75% or more of the aggregate of (1) the total number of meetings of the Board of Directors (held during the period for which he was a director) and (2) the total number of meetings of all committees of the Board on which he served (during the period that he served).

Board Leadership Structure

The current leadership structure of the Company provides for the separation of the roles of the Chairman of the Board and the Chief Executive Officer. The Board believes that it is in the best interest of the Company’s stockholders to separate these roles to provide different perspectives from two highly qualified individuals and promotes a collaborative free-flow of ideas surrounding, among other things, the strategic development of the Company’s business plan and facilitates information flow and dialogue between management and the Board, which are essential to effective governance of the Company. The Board regularly reviews the Company’s leadership structure and reserves the right to alter the structure as it deems appropriate.

Board Role in Risk Oversight and Management

The Board has an active role in the oversight and management of the Company’s risks and carries out its role directly and through Board committees. The Board’s direct role in the Company’s risk management process includes regular or periodic receipt and discussion of reports from management and the Company’s outside counsel and advisers on areas of material risk to the Company, including operational, strategic, financial, legal and regulatory risks.

The Board has also historically delegated the oversight and management of certain risks to the Audit and Compensation Committees of the Board. The Audit Committee is responsible for the oversight of Company risks relating to accounting matters, financial reporting and related party transactions. To satisfy these oversight responsibilities, the Audit Committee regularly meets with and receives and discusses reports from the Chief Financial Officer, the Company’s independent registered public accountant, and the Company’s outside counsel. The Compensation Committee is responsible for the oversight of risks relating to the Company’s compensation and benefit programs. To satisfy these oversight responsibilities, the Compensation Committee regularly meets with and receives and discusses reports from the Chief Executive Officer/Interim Chief Financial Officer to understand the financial, human resources and stockholder implications of compensation and benefit decisions.

The Board has also addressed risk through the adoption of corporate policies. The Board has adopted a Code of Business Conduct and Ethics designed to ensure that directors, officers and employees of the Company are aware of their legal and ethical responsibilities and conduct the Company’s business in a consistently legal and ethical manner.

Stockholder Communications With The Board

Historically, we have not had a formal process for stockholder communications with the Board. We have made an effort to ensure that views expressed by a stockholder are presented to the Board. During the upcoming year, the Board may give consideration to the adoption of a formal process for stockholder communications with the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers

The following table sets forth information with respect to the beneficial ownership of our common stock at April 15, 2019, by:

•	each of our named executive officers and directors;
•	all of our executive officers and directors as a group; and
•	each person or group of affiliated persons, known to us to own beneficially more than 5% of our common stock

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the vesting of outstanding restricted share units within 60 days of April 15, 2019. Unless otherwise noted in the footnotes to the table, and subject to community property laws where applicable, the individuals listed in the table have sole voting and investment control with respect to the shares beneficially owned by them. Unless otherwise noted in the footnotes to the table, the address of each stockholder, executive officer and director is c/o Dougherty’s Pharmacy, Inc., 5924 Royal Lane, Suite 250, Dallas, Texas 75230. We have calculated the percentages of shares beneficially owned based on 23,087,164 shares of common stock outstanding at April 15, 2019.

	Shares of Common Stock Beneficially Owned *
Person or Group	Number		Percentage
Directors and Named Executive Officers
James C. Leslie (Chairman of the Board)	1,903,967	(1)	8.2%
Steward I. Edington (President/CEO and Interim Chief Financial Officer)	–		–
Anthony J. LeVecchio (Director)	398,423	(2)	1.7%
Will Cureton (Director)	87,681	(3)	*
Troy Phillips (Director)	4,063,493	(4)	17.6%
Josh Womack (Director)	777,023	(5)	3.4%
Joseph J. Flynn (Director)	60,000	(6)	*
All Executive Officers and Directors as a Group (7 Persons)	7,290,570	(7)	31.6%
* Denotes less than one percent.

(1)	Includes 15,000 restricted stock units that vest on or before June 15, 2019 and warrants to purchase 60,000 shares of our common stock. Also includes 77,686 shares held in trust for the benefit of James Josiah Leslie, and 77,273 shares held in trust for the benefit of Jenna L. Leslie. Mr. Leslie disclaims beneficial ownership for all 154,959 of these shares.
(2)	Includes 15,000 restricted stock units that vest on or before June 15, 2019 and warrants to purchase 20,000 shares of our common stock.
(3)	Includes 15,000 restricted stock units that vest on or before June 15, 2019 and warrants to purchase 10,000 shares of our common stock.
(4)	Includes 5,000 restricted stock units that vest on or before June 15, 2019 and warrants to purchase 60,000 shares of our common stock.
(5)	Includes warrants to purchase 60,000 shares of our common stock.
(6)	Includes warrants to purchase 60,000 shares of our common stock.
(7)	Includes 50,000 restricted stock units that vest on or before June 15, 2019 and warrants to purchase 270,000 shares of our common stock.

Change in Control Arrangements.

There are no arrangements, known to the Company, including any pledge by any person of the Company’s securities or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	140,000	$0	26,902,086(1)
Total	140,000	$0	26,902,086

_____________________

(1) The RSU plan is unlimited.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2018 and 2017, the Company paid fees to its directors of $46,000 and $49,000, respectively for their roles as members of the Board of Directors and its related committees. Fees paid to the Company’s Chairman totaled $100,000 for management and other services provided.

The Company does not have an official, written policy regarding the review and approval of related party transactions, and the Board deals with each situation on an individual basis with a majority vote of the Board required in order to approve any such related party transaction.

Based on its review of the applicable rules of The NASDAQ Global Market, the Board believes that Messrs. LeVecchio, Cureton, Womack, Flynn, and Phillips are "independent" under NASDAQ Marketplace Rule 5600(a)(2).

Item 14.	Principal Accounting Fees and Services.

Effective August 18, 2015, the Audit Committee of the Board of Directors of Dougherty’s Pharmacy, Inc. engaged Whitley Penn LLP as the independent accountants for the years ended December 31, 2015, 2016, 2017, and 2018 and has appointed them as independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2019 and to render other professional services as required.

The following table shows the aggregate fees that we paid for the audit and other services provided by Whitley Penn LLP for fiscal years 2018 and 2017.

	2018	2017
Audit Fees	$47,090	$111,229
Audit-Related Fees	–	–
Tax Fees	7,500	12,050
All Other Fees	–	–
Total	$54,590	$123,279

Audit Fees. This category includes the audit of our annual financial statements included in our 2017 Form 10-K, reviews of financial statements included in our 2018 Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of an annual "management letter" on internal control matters.

Audit-Related Fees. This category consists of assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."

Tax Fees. This category consists of professional services rendered by the independent auditor for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. This category consists of fees for consultation regarding equity incentive plans, revenue recognition, other compliance matters and other miscellaneous items.

All audit and non-audit services provided to the Company by its independent auditor must be pre-approved by the Audit Committee.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)       1.   Consolidated Financial Statements.

The following consolidated financial statements of Dougherty’s, Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)       Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of The Registrant filed on August 8, 2000 (1)
3.2	Certificate of Ownership and Merger of ASD Systems, Inc. (a Texas corporation) with and into Ascendant Solutions, Inc. (a Delaware corporation and wholly owned subsidiary of ASD Systems, Inc.) filed on October 19, 2000. (1)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant filed on May 10, 2017. (1)
3.4	Bylaws of The Registrant. (1)
4.1	Specimen of The Registrant Common Stock Certificate (1)
4.8	Floating Rate Term Note dated August 1, 2014 by and between Dougherty’s Holdings, Inc. and Cardinal Health, Inc. (1)
4.9	Unconditional Guaranty dated August 1, 2014, by and between the Registrant; Dougherty’s Pharmacy, Inc.; and Dougherty’s Pharmacy Forest Park Dallas, LLC; and Cardinal Health, Inc. (1)
4.10	Floating Rate Term Note dated August 29, 2104, by and between Dougherty’s Holdings, Inc. and Cardinal Health, Inc. (1)
4.11	Unconditional Guaranty dated August 29, 2014, by the Registrant, Dougherty’s Pharmacy, Inc., Dougherty’s Pharmacy Forest Park Dallas, LLC, Dougherty’s Pharmacy Humble, LLC, and Cardinal Health, Inc. (1)
4.12	Floating Rate Term Note dated January 2, 2015, between Dougherty’s Holdings, Inc. and Cardinal Health, Inc. (1)
4.13	Unconditional Guaranty dated January 2, 2015, by the Registrant, Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy Forest Park Dallas, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy El Paso, LLC; and Cardinal Health, Inc. (1)
4.14	Floating Term Note dated June 26, 2015, by and between Dougherty’s Holdings, Inc. and Cardinal Health, Inc. (1)
4.15	Unconditional Guaranty dated June 26, 2015, by the Registrant, Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy Forest Park Dallas, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy McAlester, LLC; and Cardinal Health, Inc. (1)
4.16	Floating Rate Term Note dated August 27, 2015, by and between Dougherty’s Holdings, Inc., Dougherty’s Pharmacy Springtown, LLC, and Cardinal Health, Inc. (1)
4.17	Unconditional Guaranty dated August 27, 2015, by the Registrant; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy Forest Park Dallas, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy McAlester, LLC; and Cardinal Health, Inc. (1)
4.18	Promissory Note dated July 1, 2016, by and between Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty’s Pharmacy Forest Park Dallas, LLC; Dougherty’s Pharmacy Springtown, LLC; and First National Bank of Omaha. (1)
4.20	Commercial Security Agreement dated July 1, 2016, by and among Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty’s Pharmacy Forest Park Dallas, LLC; and Dougherty’s Pharmacy Springtown, LLC (as “Grantors”) and First National Bank of Omaha. (1)
4.21	Business Loan Agreement dated July 1, 2016, by and among Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy Humble, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty’s Pharmacy Forest Park Dallas, LLC; and Dougherty’s Pharmacy Springtown, LLC (as “Borrower”) and First National Bank of Omaha. (1)
4.22	Commercial Guaranty dated July 1, 2016, by and between the Registrant and First National Bank of Omaha. (1)
4.23	Amended and Restated Fixed Rate Note dated March 31, 2017, by and between Dougherty Holdings, Inc. and Cardinal Health 100, LLC.(1)
4.24	Security Agreement dated March 31, 2017, by and between Dougherty’s Pharmacy El Paso, LLC and Cardinal Health 110, LLC. (1)
4.25	Security Agreement dated March 31, 2017, by and between Dougherty’s Pharmacy Humble, LLC and Cardinal Health 110, LLC. (1)
4.26	Security Agreement dated March 31, 2017, by and between Dougherty’s Pharmacy McAlester, LLC and Cardinal Health 110, LLC. (1)
4.27	Unconditional Guaranty dated March 31, 2017 by and among the Registrant, Dougherty’s Pharmacy, Inc., and Dougherty’s Pharmacy Forest Park, LLC, Dougherty’s Pharmacy Humble, LLC, Dougherty’s Pharmacy El Paso, LLC, and Dougherty’s Pharmacy McAlester, LLC (the “Guarantors”) in favor of Cardinal Health 110, LLC. (1)
4.28	Promissory Note, effective September 1, 2017, by and between Dougherty’s Holdings, Inc.; Dougherty’s Pharmacy, Inc.; Dougherty’s Pharmacy El Paso, LLC; Dougherty’s Pharmacy McAlester, LLC; Dougherty’s Pharmacy Forest Park Dallas, LLC; and Dougherty’s Pharmacy Springtown, LLC and First National Bank of Omaha. (2)
4.29	Business Loan Agreement, effective September 1, 2017, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (3)

4.30	Commercial Guaranty, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha, in favor of Dougherty’s Pharmacy, Inc. (3)
4.31	Commercial Security Agreement, effective September 1, 2017, by and among Dougherty's Holdings, Inc.; the Registrant; Dougherty's Pharmacy El Paso, LLC; Dougherty's Pharmacy McAlester, LLC; Dougherty's Pharmacy Forest Park Dallas, LLC; and Dougherty's Pharmacy Springtown, LLC and First National Bank of Omaha. (3)
4.33	Form of Warrant issued on April 1, 2019 in connection with the execution of the Loan Collateralization Agreement.(6)
10.1	Form of Director and Officers Indemnification Agreement (1)
10.2	Restricted Share Unit Incentive Plan (1)
10.3	Specimen of the Restricted Share Unit Plan Agreement (1)
10.4	Prime Vendor Agreement by and between Cardinal Health 110, LLC and Cardinal Health 411, Inc. and the Registrant, dated May 1, 2014 (1)(4)
10.5	First Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated May 1, 2015. (1)(4)
10.6	Second Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated July 1, 2015. (1)(4)
10.7	Third Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated October 1, 2015. (1)(4)
10.8	Fourth Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated January 1, 2016. (1)(4)
10.9	Fifth Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated November 1, 2016. (1)(4)
10.10	Sixth Amendment to the Prime Vendor Agreement by and between Cardinal Health 220, LLC and Cardinal Health 411, Inc. and the Registrant, dated December 1, 2016. (4)
10.11	Letter of Credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores, Inc. (4)
10.12	Form of Letter of Credit Collateralization Agreement, effective as March 22, 2019, by and among Dougherty’s Pharmacy, Inc. and the Collateral Parties named therein.(6)

21	Subsidiaries of The Registrant (1)
31.1	Certification of the Interim President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101.INS	XBRL Instances Document (6)
101.SCH	XBRL Taxonomy Extension Schema Document (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

(1)	Filed as the corresponding Exhibit Number with the Company’s Registration Statement on Form 10, File Number 000-27945 filed with the Commission on June 2, 2017.

(2)	Filed as the corresponding Exhibit Number with the Company’s Quarterly Report Form 10-Q, File Number 000-27945 filed with the Commission on August 14, 2017.
(3)	Filed as the corresponding Exhibit Number with the Company’s Registration Statement on Form 10 Amendment No. 2, File Number 000-27945 filed with the Commission on August 18, 2017.
(4)	Filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 29, 2019.
(5)	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2019	DOUGHERTY’S PHARMACY, INC.
(Registrant)

	By:	/s/ Stewart I. Edington
Stewart I. Edington
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEWART I. EDINGTON	President, Chief Executive Officer and	May 6, 2019
Stewart I. Edington	Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ JAMES C. LESLIE	Chairman, Director	May 6, 2019
James C. Leslie

/s/ TROY PHILLIPS	Director	May 6, 2019
Troy Phillips

/s/ WILL CURETON	Director
Will Cureton		May 6, 2019

/s/ ANTHONY J. LEVECCHIO	Director	May 6, 2019
Anthony J. LeVecchio

/s/ JOSEPH FLYNN	Director	May 6, 2019
Joseph Flynn

/s/ JOSHUA WOMACK	Director	May 6, 2019
Joshua Womack

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dougherty’s Pharmacy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dougherty’s Pharmacy, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations, a net capital deficiency, and are currently in default under a debt agreement, which are factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company's auditor since 2015.

/s/ Whitley Penn LLP

Dallas, Texas May 6, 2019

Dougherty’s Pharmacy, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

(000’s omitted, except par value and share amounts)

	2018	2017

ASSETS

Current Assets
Cash	$248	$86
Restricted cash	–	303
Trade accounts receivable, net	1,387	1,673
Other receivables	301	345
Receivable from affiliates	–	6
Inventories, net	2,689	3,562
Prepaid expenses	277	267
Total current assets	4,902	6,242
Long term receivable	451	448
Property and equipment, net	888	1,045
Intangible assets, net	2,221	2,892
Deferred tax asset	–	2,000
Total assets	$8,462	$12,627

LIABILITIES

Current Liabilities
Accounts payable	$3,133	$3,123
Accrued liabilities	293	429
Notes payable, current portion	886	813
Revolving credit facility	3,956	3,831
Total current liabilities	8,268	8,196
Revolving credit facility	–	–
Notes payable, long-term portion	2,096	2,801
Total liabilities	10,364	10,997

STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 7,500,000 shares authorized: none issued and outstanding
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,127,914 shares issued and 23,097,914 shares outstanding at December 31, 2018; 24,003,310 shares issued and 22,973,310 shares outstanding at December 31, 2017	2	2
Additional paid-in capital	60,217	60,221
Accumulated deficit	(61,724)	(58,196)
Treasury stock, at cost, 1,030,000 shares	(397)	(397)
Total stockholders' equity (deficit)	(1,902)	1,630
Total liabilities and stockholders' equity (deficit)	$8,462	$12,627

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2018 and 2017

(000’s omitted, except share and per share amounts)

	Twelve Months Ended
	December 31,
	2018	2017

Revenue	$36,051	$40,213
Cost of sales (exclusive of depreciation and amortization shown separately down below)	26,926	29,390
Gross profit	9,125	10,823

Operating expenses
Selling, general and administrative expenses	9,252	10,360
Non-cash stock compensation	(4)	35
Depreciation and amortization	940	1,008
Total operating expenses	10,188	11,403
Operating loss	(1,063)	(580)

Other income	2	3
Interest expense	(439)	(427)
Loss on disposal of assets and investment impairment	–	(75)
Loss before provision for income tax	(1,500)	(1,079)
Income tax provision	(2,028)	(1,029)
Net loss	$(3,528)	$(2,108)

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.09)
Weighted-average number of shares - basic and diluted	23,089,989	22,500,238

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

(000’s omitted, except share amounts)

	Class A Common Stock				Treasury
	Shares	Amount	APIC	Accum Deficit	Shares	Amount	Total
Balance at December 31, 2016	23,447,679	$2	$60,144	$(56,046)	(1,030,000)	$(397)	$3,703
Issue vested restricted stock units	84,750	–	35	–	–	–	35
Issue stock dividend	470,881	–	42	(42)	–	–	–
Net loss	–	–	–	(2,108)	–		(2,108)
Balance at December 31, 2017	24,003,310	$2	$60,221	$(58,196)	(1,030,000)	$(397)	$1,630
Issue vested restricted stock units	145,204	–	12	–	–	–	12
Retired restricted stock units	(20,600)	–	(16)	–	–	–	(16)
Net loss	–	–	–	(3,528)	–	–	(3,528)
Balance at December 31, 2018	24,127,914	$2	$60,217	$(61,724)	(1,030,000)	$(397)	$(1,902)

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

(000’s omitted)

	2018	2017
Operating Activities
Net loss	$(3,528)	$(2,108)
Items not requiring (providing) cash
Provision for doubtful accounts	–	8
Depreciation and amortization	940	1,008
Change in deferred tax asset	2,000	1,000
Stock-based compensation	(4)	35
Loss from disposal of assets	–	75
Changes in operating assets and liabilities:
Accounts receivable	334	160
Inventories	873	(258)
Prepaid expenses and other assets	(10)	114
Accounts payable	10	460
Accrued liabilities	(136)	136
Net cash provided by operating activities	479	630

Investing Activities
Purchases of property and equipment	(113)	(128)
Cash proceeds from disposition of equipment	–	26
Cash proceeds from disposition of pharmacy	–	274
Cash received upon disposition of investment	–	687
Net provided by (used in) investing activities	(113)	859

Financing Activities
Payments on notes payable	(8,558)	(22,023)
Proceeds from notes payable	8,051	20,562
Net cash used in financing activities	(507)	(1,461)

Net increase (decrease) increase in cash	(141)	28

Cash, beginning of year	389	361
Cash, end of year	$248	$389

Supplemental Cash Flow Information
Cash paid for income taxes	$24	$21
Cash paid for interest	$470	$425

Reconciliation of Cash to the Consolidated Balance Sheets
Cash	$248	$86
Restricted cash	–	303
Total cash	$248	$389

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1.       Organization and Significant Accounting Policies

Description of Business

Dougherty’s Pharmacy, Inc. (“Dougherty’s” or the “Company”) is a value oriented investment firm focused on successfully acquiring, managing and growing community based pharmacies in the Southwest Region. Dougherty’s was incorporated in Delaware on August 8, 2000.

A summary of the Company’s investments at December 31, 2018, is shown in the table below:

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

On March 22, 2019, the Company secured a letter of credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores, Inc. that renews annually with a reduction of $100,000 on each anniversary date. On April 1, 2019, we entered into a Letter of Credit Collateralization Agreement, effective March 22, 2019, in favor of Legacy Texas Bank whereby 10 of our current stockholders, including six of our directors, pledged certain deposit accounts to collateralize the letter of credit. In consideration for entering into this agreement, we issued warrants to purchase a total of 330,000 shares of our common stock at an exercise price of $0.20 per share, exercisable until March 22, 2022, and each warrant holder will receive quarterly maintenance payments under the warrants equal to ten percent (10%) per year on the amount each warrant holder’s collateral commitment.

Historically, we have maintained a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we have managed our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives through borrowings under our Revolver. However, as of August 1, 2018, we have been in default in our Revolver and have no significant financing source to rely upon to meet our short or long term capital needs.

In addition, the audit opinion that accompanies our financial statements is qualified in that our auditors have expressed substantial doubt about our ability to continue as a going concern.

We continuously assess our working capital needs, debt and leverage levels, capital expenditure requirements, and future investments or acquisitions. We do not believe our operating cash flows will be sufficient to fund these future payments and long-term initiatives unless we significantly increase our revenue. If the Company does not generate the necessary increase in cash flow, the Company will need additional financing in the future. We do not know whether additional financing will be available when needed, or that, if available, we will be able to obtain financing on terms favorable, or even acceptable, to the Company. Without a significant source of lender financing, we will find it difficult, if not impossible, to maintain our current operations, implement our plans for material growth in our business, or even continue operating as a going concern.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

At December 31, 2018 and 2017, 100% of the trade accounts receivable is from retail pharmacy operations.

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

December 31, 2018 and 2017

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

Substantially all revenues earned during the years ended December 31, 2018 and 2017, were earned from the retail pharmacy business.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

On December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act” (the “TCJA”). Among numerous changes to existing tax laws, the TCJA permanently reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects on deferred tax balances of changes in tax rates are required to be taken into consideration in the period in which the changes are enacted, regardless of when they are effective. As the result of the reduction of the corporate income tax rate under the TCJA, the Company estimated the revaluation of its net deferred tax assets and recorded a provisional noncash income tax loss of approximately $1.0 million for year ended December 31, 2017. During 2018, the Company fully reserved its deferred tax asset resulting in a $2.0 million charge to the Statement of Operations due to uncertainty of future income to utilize such asset.

Interest and penalties on income tax related items are included within the income tax provision and are recorded in income tax expense. The Company did not incur any interest and penalties during the years ended December 31, 2018 and 2017.

With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1.       Organization and Significant Accounting Policies (Continued)

Advertising Expense

Advertising expense is comprised of media, agency, coupon, trade shows and other promotional expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of a major commercial or media campaign that are charged to operations during the period in which the advertisement or campaign is first presented by the media. Advertising expenses totaled $106,000 in 2018 and $101,000 in 2017.

Stock-Based Compensation

The Company recognizes compensation expense for equity awards over the requisite service period (usually the vesting period) based on their grant date fair value and non-vested units adjusted quarterly to reflect current market price. See Note 12 for additional information on stock-based compensation.

Earnings per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss and unrecognized stock based compensation by the weighted-average number of common shares outstanding during the period and the unvested restricted stock units. The unrecognized stock based compensation for 2018 and 2017 is $2,800 and $105,000, respectively; the unvested restricted stock units is 140,000 and 633,250, respectively. Due to the net losses for both years, restricted stock units for 2018 and 2017 were anti-dilutive.

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

December 31, 2018 and 2017

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

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2.       Trade Accounts Receivable

Trade accounts receivable consist of the following at December 31:

	2018	2017
Trade accounts receivable - retail pharmacy	$1,422,000	$1,707,000
Less: Allowance for doubtful accounts	(35,000)	(34,000)
	$1,387,000	$1,673,000

3.       Other Receivables

Other accounts receivable consist of the following at December 31:

	2018	2017
Due from inventory return service	$251,000	$185,000
Current portion of proceeds due from disposition of investment	50,000	160,000
	$301,000	$345,000

4.       Inventories

Inventories consist of the following at December 31:

	2018	2017
Inventories - retail pharmacy	$2,723,000	$3,596,000
Less: Inventory reserves	(34,000)	(34,000)
	$2,689,000	$3,562,000

5.       Prepaid Expenses

Prepaid expenses consist of the following at December 31:

	2018	2017
Prepaid insurance	$221,000	$199,000
Other prepaid expenses	56,000	68,000
	$277,000	$267,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

6.       Property and Equipment, Net

Property and equipment, net consist of the following at December 31:

	Estimated Useful Lives	2018	2017
Computer equipment and software	3 to 5 years	$1,533,000	$1,484,000
Furniture, fixtures and equipment	5 to 7 years	1,120,000	1,072,000
Leasehold improvements	Life of lease (generally 15 years)	1,284,000	1,284,000
		3,937,000	3,840,000
Less accumulated depreciation		(3,049,000)	(2,795,000)
		$888,000	$1,045,000

Depreciation expense was $270,000 and $329,000 for the years ended December 31, 2018 and 2017, respectively.

7.       Intangible Assets, Net

Intangible assets, net consist of the following at December 31:

	Estimated Useful Lives	2018	2017
Patient prescriptions	7 years	$4,691,000	$4,691,000
Less accumulated amortization		(2,470,000)	(1,799,000)
		$2,221,000	$2,892,000

Amortization expense was $670,000 and $679,000 for the years ended December 31, 2018 and 2017, respectively.

Amortization expense for the years ended December 31, are as follows:

2019	$670,000
2020	670,000
2021	648,000
2022	233,000
$2,221,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Pursuant to the partnership agreement, upon the payoff of the original acquisition debt by CPOC, which was paid in full on August 31, 2010, the Company’s residual interest in CPOC became 10% and the principles of consolidation for financial reporting purposes were no longer satisfied. As of August 31, 2010, the Company deconsolidated the results of operations of CPOC and recognized the Company’s remaining investment in CPOC at estimated fair value. The continuing investment is accounted for on the cost method of accounting as the Company does not have significant influence over CPOC. No dividend income was recognized in the year ended December 31, 2017.

On February 7, 2017, CRESA Partners of Orange County, L.P., an affiliate of Cresa Partners-West, Inc. was acquired by Savills Studley, Inc. liquidating the partnership interest in its entirety held by ASDS of Orange County, Inc. As a result, as of December 31, 2016, the Company recorded a $3,812,000 loss on impairment to write down the investment to the estimated value to be received from the sale of $1,295,000, which represented the estimated future cash payments for this transaction. The Company has received payments of $847,000 with the remainder due in two increments contingent on certain milestones expected to be achieved. The remaining two payments totaling $448,000 are recorded as a long term receivable due in 2020 and 2021.

9.       Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2018	2017
Accrued payroll and related costs	$176,000	$237,000
Accrued expenses - other	48,000	107,000
Accrued rent	8,000	18,000
Accrued property, federal, state and sales taxes	61,000	67,000
	$293,000	$429,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

10.       Notes Payable

Notes payable consist of the following at December 31:

	2018	2017

First National Bank of Omaha Credit Facility and Promissory Note secured by certain retail pharmacy assets
Revolving line of credit in the principal amount of $4,450,000, interest at LIBOR plus 3.25% (4.62% at Dec 31, 2017)	$–	$3,831,000

Term note OSK VII, LLC principal amount of $3,956,000, interest at LIBOR plus 3.25% (5.36% at December 31, 2018)	3,956,000	–

Cardinal Health Term Notes, secured by certain retail pharmacy assets
Term note in the principal amount of $432,859 at fixed interest rate of 8.11% per annum payable in 36 monthly installments of $13,641. Final payment plus accrued and unpaid interest due in full on April 10, 2020.	194,000	335,000

Term note in the principal amount of $1,827,850 with interest payable at prime plus 2.6% (7.85% at Dec 31, 2018) per annum payable in monthly installments of $15,232 plus interest, a final payment of $929,157 plus all accrued and unpaid interest due in full on July 10, 2020.	1,188,000	1,371,000

Term note in the principal amount of $1,241,350 with interest payable at prime plus 2.6% (7.85% at Dec 31, 2018) per annum payable in monthly installments of $10,344 plus interest, a final payment of $638,850 plus all accrued and unpaid interest due in full on January 10, 2020.	745,000	869,000

Term note in the principal amount of $744,100 with interest payable at prime plus 2.4% (7.63% at Dec 31, 2018) per annum payable in monthly installments of $6,200 plus interest, a final payment of $378,251 plus all accrued and unpaid interest due in full on August 10, 2020.	496,000	570,000

Term note in the principal amount of $305,350 with interest payable at prime plus 2.4% (7.65% at Dec 31, 2018) per annum payable in monthly installments of $2,545 plus interest, a final payment of $155,220 plus all accrued and unpaid interest due in full on August 10, 2019.	170,000	202,000

Acquisition Notes Payable, unsecured

Notes payable to sellers of acquired pharmacies with varying monthly payments with interest at 5.5% due through September 2018.	–	97,000
Insurance notes payable, secured by the respective insurance policies
Notes payable for the Company’s insurance policy premiums with varying monthly payments due through September 2019. Interest rates vary up to 4.76%	189,000	170,000
	6,938,000	7,445,000
Less current portion	(4,842,000)	(4,644,000)
	$2,096,000	$2,801,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

10.       Notes Payable (Continued)

Future maturities of notes payable at Dougherty’s are as follows:

2019	$4,842,000
2020	2,096,000
$6,938,000

The revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) is secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers. On July 1, 2017, the Company obtained an extension of the Revolver, through September 1, 2017. On August 9, 2017, the Company obtained an additional term for the Revolver in the amount of $4,450,000 effective September 1, 2017, and then effective February 1, 2018, in the amount of $4,000,000. Outstanding advances under the Revolver will bear interest at LIBOR plus 3.25% (5.36% at December 31, 2018); accrued and unpaid interest on the Revolver is due monthly. On August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,000 plus $18,000 in accrued and unpaid interest under the Revolver with the Lender. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,000 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver.

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

In conjunction with pharmacy acquisitions, DHI secured term notes payable to Cardinal Health, its primary vendor (see Note 14), and promissory notes to the sellers, as described above. The Company refinanced the Cardinal Health Term Note due February 20, 2017 to a term of 36 months at 8.11% fixed rate interest due in full on April 10, 2020.

11.       Income Taxes

The provision for income taxes is reconciled with the federal statutory rate for the years ended December 31 is as follows:

	2018	2017

Provision computed at federal statutory rate	$(315,000)	$(367,000)
State income taxes, net of federal tax effect	20,000	5,000
Other permanent differences	2,000	5,000
Change in valuation allowance	2,262,000	(5,163,000
TCJA income tax rate change	–	6,528,000
Change in current year estimate and other	59,000	21,000)
Income tax provision	$2,028,000	$1,029,000

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

11.       Income Taxes (Continued)

Significant components of the net deferred tax assets at December 31 are as follows:

	2018	2017
Current deferred income tax assets:
Allowance for doubtful accounts	$7,000	$7,000
Inventory reserves	7,000	7,000
Income from Pass-through	155,000	155,000
UNICAP - Sec 263A	12,000	18,000
Disallowed interest expense	99,000	–
Accrued liabilities	13,000	28,000
Net current deferred income tax assets	293,000	215,000
Valuation allowance	(293,000)	(215,000)
	$–	$–

	2018	2017
Non-current deferred income tax assets:
Net operating loss carryforward	$10,269,000	$10,135,000
Alternative minimum tax credit	223,000	223,000
Other	245,000	195,000
Non-current deferred income tax assets	10,737,000	10,553,000
Valuation allowance	(10,737,000)	(8,553,000)
	$–	$2,000,000

As of Dougherty’s, the Company had approximately $223,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date. The Company also has unused net operating loss carryforwards of $48,902,000, which expire between 2021 and 2036.

The realization of the deferred tax assets, including net operating loss carryforwards, is subject to the Company’s ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. In evaluating whether a valuation allowance is required, management considered all available positive and negative evidence, including prior operating results, the nature and reason of any losses, the forecast of future taxable income and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. The estimates are based on management’s best judgment at the time made based on current and projected circumstances and conditions. The estimate of the realizability of the net deferred tax asset is a significant estimate that is subject to change in the near term. During 2018, the Company fully reserved its deferred tax asset resulting in a $2.0 million charge to the Statement of Operations due to uncertainty of future income to utilize such asset.

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

December 31, 2018 and 2017

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

No preferred stock was outstanding at December 31, 2018 or 2017.

Stock Dividend

On December 27, 2017, the Company issued a $.0002 per share dividend to stockholders of record on December 18, 2017. Based on the number of common shares outstanding on the record date, the Company issued 470,881 new shares at a fair market value of $42,000, which was charged to accumulated deficit.

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

As of Dougherty’s, the following shares had been issued under the 2013 RSU Plan:

Year of Issuance:	Number of Shares	Fair Value at Date of Grant	Shares Vested	Non-Vested	Cancelled
2013	120,000	$26,400	60,000	–	60,000
2014	122,100	$30,946	61,050	–	61,050
2015	150,000	$39,000	45,000	15,000	90,000
2016	–	$–	–	–	–
2017	563,000	$118,230	15,000	45,000	503,000
2018	80,000	$11,200	–	80,000	–
	1,035,100	$225,776	181,050	140,000	714,050

During 2018 and 2017, non-cash compensation expense of $(4,000) and $35,000, respectively, was recognized for vested shares awarded in stock.

13.       Employee Benefit Plan

The Company has an employee benefit plan which is subject to ERISA guidelines and contains a safe harbor match in which the Company matches 100% on the first 2% for the years ended December 31, 2018 and 2017, of eligible compensation that participant’s contribute and vest 100% upon contribution. For the years ended December 31, 2018 and 2017, the Company made matching contributions totaling $59,000 and $69,000, respectively.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

14.       Commitments and Contingencies

Prime Vendor Agreement

On April 10, 2012, DHI entered into agreements with Cardinal Health 110, Inc. and Cardinal Health 411, Inc. (“Cardinal Health”) for a three-year period pursuant to which DHI and its subsidiaries agreed to purchase substantially all of their prescription pharmaceutical drugs, generic and over-the-counter pharmaceutical products. The Prime Vendor Agreement provides for minimum annual and aggregate net purchase volumes, certain percentage participation in vendor programs, bi-monthly payment terms, pricing discounts and volume rebates. Subsequent amendments provide for improved pricing and rebates due to increased volume; the amendment dated November 1, 2016, extended the agreement through April 30, 2019. For the years ended December 31, 2018 and 2017, DHI purchased approximately $22,525,000 and $27,031,000 of its pharmaceutical products from Cardinal Health. All minimum commitments were made pursuant to these agreements during 2018 and 2017.

Operating Leases

The Company leases their pharmacy, corporate offices and certain pharmacy equipment under non-cancelable operating lease agreements. Certain leases contain renewal options and provide that the Company pay taxes, insurance, maintenance and other operating expenses. Total rent expense for operating leases was approximately $960,000 and $965,000 for the years ended December 31, 2018 and 2017, respectively.

Minimum lease payments under all non-cancelable operating lease agreements for the years ended December 31, are as follows:

2019	$790,000
2020	763,000
2021	680,000
2022	677,000
2023	692,000
Thereafter	3,161,000
$6,763,000

Legal Proceedings

The Company is occasionally involved in other claims and proceedings, which are incidental to its business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Dougherty’s Pharmacy, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

15.       Related Party Transactions

Through June 2017, Company co-leased separate office space with entities controlled by the Company’s Chairman in the same building. The Company pays certain operating expenses of the other entities and records receivables due from these entities. The Company pays shared office costs of $2,000 through June 2017; $1,000 through December 31, 2017 and $500 thereafter to the entity controlled by the Chairman and records payable due to this entity. At December 31, 2017, the Company had net receivables due from these affiliates of $6,000 and zero at December 31, 2018. The receivables due from affiliates are classified in current assets based on the agreements with the affiliates for repayment.

During 2017, the Company received $18,000 and $1,000 as a portion of the sales commission proceeds, used to offset legal and rent expense, from the entity owned by the Company’s Chairman for the renegotiation of the lease for the Company’s flagship store and the corporate offices, respectively, both located in Dallas, Texas.

During the years ended December 31, 2018 and 2017, the Company paid fees to its directors of $46,000 and $49,000, respectively for their roles as members of the Board of Directors and its related committees. Fees paid to the Company’s Chairman totaled $100,000 for management and other services provided.

16.       Subsequent Events

The Legacy West Campus in Plano, Texas was closed on February 4, 2019.

On March 22, 2019, The Company has secured a letter of credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores, Inc. and renews annually with a reduction of $100,000 on each anniversary date. On April 1, 2019, we entered into a Letter of Credit Collateralization Agreement, effective March 22, 2019, in favor of Legacy Texas Bank whereby 10 of our current stockholders, including six of our directors, pledged certain deposit accounts to collateralize the letter of credit. In consideration for entering into this agreement, we issued warrants to purchase a total of 330,000 shares of our common stock at an exercise price of $0.20 per share, exercisable until March 22, 2022, and each warrant holder will receive quarterly maintenance payments under the warrants equal to ten percent (10%) per year on the amount each warrant holder’s collateral commitment.

