Form 10-Q
period 2019-03-31
Dougherty's Pharmacy, Inc.
filed 2019-05-20
CIK 1080029

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Number of shares of common stock, $0.0001 par value, of registrant outstanding at May 15, 2019: 23,097,914

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Balance Sheets

(000’s omitted, except par value and share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$69	$248
Trade accounts receivable, net	1,422	1,387
Other receivables	307	301
Inventories, net	2,727	2,689
Prepaid expenses	212	277
Total current assets	4,737	4,902
Long term receivable	448	451
Property and equipment, net	836	888
Operating lease right-of-use asset	4,533	–
Intangible assets, net	2,054	2,221
Total assets	$12,608	$8,462

LIABILITIES

Current Liabilities
Accounts payable	$3,105	$3,133
Accrued liabilities	435	293
Notes payable, current portion	820	886
Operating lease liabilities, current portion	446	–
Revolving credit facility	3,956	3,956
Total current liabilities	8,762	8,268
Operating lease liabilities, long-term portion	4,148	–
Notes payable, long-term portion	2,096	2,096
Total liabilities	15,006	10,364

STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' equity:
Preferred stock, $0.0001 par value; 7,500,000 shares authorized: none issued and outstanding
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,127,914 shares issued and 23,097,914 shares outstanding at March 31, 2019; 24,127,914 shares issued and 23,097,914 shares outstanding at December 31, 2018	2	2
Additional paid-in capital	60,219	60,217
Accumulated deficit	(62,222)	(61,724)
Treasury stock, at cost, 1,030,000 shares	(397)	(397)
Total stockholders' equity (deficit)	(2,398)	(1,902)
Total liabilities and stockholders' equity (deficit)	$12,608	$8,462

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Operations

(000’s omitted, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$7,767	$9,455
Cost of sales (exclusive of depreciation and amortization shown separately below)	5,754	6,887
Gross profit	2,013	2,568

Operating expenses
Selling, general and administrative expenses	2,168	2,518
Non-cash stock compensation	2	(9)
Depreciation and amortization	224	242
Total operating expenses	2,394	2,751
Operating loss	(381)	(183)

Other income	–	37
Interest expense	(112)	(110)
Loss before provision for income tax	(493)	(256)
Income tax provision	(5)	(10)
Net loss	$(498)	$(266)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)
Weighted-average number of shares - basic and diluted	23,097,914	23,087,164

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Stockholders’ Equity

Periods Ended March 31, 2019 and December 31, 2018

(000’s omitted, except share amounts)

	Class A Common Stock				Treasury
	Shares	Amount	APIC	Accum Deficit	Shares	Amount	Total
Balance at December 31, 2017	24,003,310	$2	$60,221	$(58,196)	(1,030,000)	$(397)	$1,630
Issue vested restricted stock units	145,204	–	12	–	–	–	12
Retired restricted stock units	(20,600)	–	(16)	–	–	–	(16)
Net loss	–	–	–	(3,528)	–	–	(3,528)
Balance at December 31, 2018	24,127,914	$2	$60,217	$(61,724)	(1,030,000)	$(397)	$(1,902)
Vested restricted stock units	–	–	2	–	–	–	2
Net loss	–	–	–	(498)	–	–	(498)
Balance at March 31, 2019	24,127,914	$2	$60,219	$(62,222)	(1,030,000)	$(397)	$(2,398)

See Notes to Consolidated Financial Statements

Dougherty’s Pharmacy, Inc.

Consolidated Statements of Cash Flows

(000’s omitted)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(498)	$(266)
Items not requiring (providing) cash
Depreciation and amortization	224	242
Stock-based compensation	2	(9)
Changes in operating assets and liabilities:
Accounts receivable	(38)	47
Inventories	(38)	44
Prepaid expenses and other assets	65	44
Right of use asset	(4,533)	–
Accounts payable	(28)	(106)
Accrued liabilities	142	154
Operating lease	4,594	–

Net cash provided by(used in) operating activities	(108)	150

Investing Activities
Purchases of property and equipment	(5)	(75)

Net cash used in investing activities	(5)	(75)

Financing Activities
Payments on notes payable	(66)	(4,545)
Proceeds from notes payable	–	4,444

Net cash used in financing activities	(66)	(101)

Net decrease in cash	(179)	(26)

Cash, beginning of period	248	389
Cash, end of period	$69	$363

Supplemental Cash Flow Information
Cash paid for income taxes	$–	$2
Cash paid for interest	$57	$111

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

In addition, the audit opinion that accompanied our financial statements as of and for the year ended December 31, 2018 was qualified in that our auditors expressed substantial doubt about our ability to continue as a going concern.

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

At March 31, 2019 and December 31, 2018, 100% of the trade accounts receivable is from retail pharmacy operations.

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

Substantially all revenues earned during the periods ended March 31, 2019 and 2018, were earned from the retail pharmacy business.

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

On December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act” (the “TCJA”). Among numerous changes to existing tax laws, the TCJA permanently reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects on deferred tax balances of changes in tax rates are required to be taken into consideration in the period in which the changes are enacted, regardless of when they are effective. As the result of the reduction of the corporate income tax rate under the TCJA, the Company estimated the revaluation of its net deferred tax assets and recorded a provisional noncash income tax loss of approximately $1.0 million for year ended December 31, 2017. During 2018, the Company fully reserved its deferred tax asst resulting in a $2.0 million charge to the Statement of Operations due to uncertainty of future income to utilize such asset.

Interest and penalties on income tax related items are included within the income tax provision and are recorded in income tax expense. The Company did not incur any interest and penalties during the periods ended March 31, 2019 and 2018.

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

Earnings per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss and unrecognized stock based compensation by the weighted-average number of common shares outstanding during the period and the unvested restricted stock units. The unrecognized stock based compensation as of March 31, 2019 2019 and 2018 is $18,600 and $22,000, respectively; the unvested restricted stock units is 105,000 and 170,150, respectively. Due to the net losses for both periods, restricted stock units for 2019 and 2018 were anti-dilutive.

New Accounting Pronouncements

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We elected the available practical expedients and adopted ASC 842 effective January 1, 2019, prospectively. The adoption of this standard resulted in the recognition of right-to-use assets and lease liabilities of $4.5 million and $4.6 million, with no material impact on the results of operations and cash flows. See below Note 3 “Leases" for additional information regarding our leases.

2.       Notes Payable

Notes payable consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Term note OSK VII, LLC principal amount of $3,956,000, interest at LIBOR plus 3.25% (5.36% at March 31, 2019). Matured on August 31, 2018 (see below).	$3,956,000	$3,956,000

Cardinal Health Term Notes, secured by retail pharmacy assets

Term note in the principal amount of $432,859 at fixed interest rate of 8.11% per annum payable in 36 monthly installments of $13,641. Final payment plus accrued and unpaid interest due in full on April 10, 2020.	194,000	194,000

Term note in the principal amount of $1,827,850 with interest payable at prime plus 2.6% (7.35% at Mar 31, 2018) per annum payable in monthly installments of $15,232 plus interest, a final payment of $929,157 plus all accrued and unpaid interest due in full on July 10, 2020.	1,188,000	1,188,000

Term note in the principal amount of $1,241,350 with interest payable at prime plus 2.6% (7.35% at Mar 31, 2018 ) per annum payable in monthly installments of $10,344 plus interest, a final payment of $638,850 plus all accrued and unpaid interest due in full on January 10, 2020.	745,000	745,000

Term note in the principal amount of $744,100 with interest payable at prime plus 2.38% (7.13% at Mar 31, 2018 ) per annum payable in monthly installments of $6,200 plus interest, a final payment of $378,251 plus all accrued and unpaid interest due in full on August 10, 2020.	496,000	496,000

Term note in the principal amount of $305,350 with interest payable at prime plus 2.4% (7.15% at Mar 31, 2018 ) per annum payable in monthly installments of $2,545 plus interest, a final payment of $155,220 plus all accrued and unpaid interest due in full on August 10, 2019.	170,000	170,000

Insurance notes payable, secured by the respective insurance policies

Notes payable for the Company’s insurance policy premiums with varying monthly payments due through September 2019. Interest rates vary up to 4.76%	123,000	189,000
	6,872,000	6,938,000
Less current portion	(4,776,000)	(4,842,000)
	$2,096,000	$2,096,000

Future maturities of notes payable at March 31, 2019, are as follows:

2019	$4,776,000
2020	2,096,000
$6,872,000

The revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) was secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers. On August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,000 plus $18,000 in accrued and unpaid interest under the Revolver with the Lender. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,000 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver.

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

3.       Leases

Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and nonlease components for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

The Company determines if a contract is or contains a lease at inception. The Company has operating leases for their pharmacy locations, corporate offices, and certain pharmacy equipment. The Company has entered into lease contracts ranging from 1 to 14 years, many of which include options to extend in various increments. Variable lease costs consist primarily of variable common area maintenance, taxes, insurance, parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These estimated discount rates for leases are calculated using the Company's interest rates on its term loans.

The components of lease costs are as follows:

Three Months ended March 31, 2019
Operating lease costs	$210
Variable lease costs	67
Total lease costs	$277

Supplemental cash flow information related to leases are as follows:

Three Months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$210
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$–

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)
Operating leases	9
Weighted Average Discount Rate
Operating Leases	8%

Maturities of lease liabilities are as follows:

2019 (1)	$605,000
2020	740,000
2021	674,000
2022	672,000
2023	684,000
Thereafter	3,131,000
Total lease payments	6,506,000
Less imputed interest	(1,912,000)
Total lease liabilities	$4,594,000

(1)	2019 excluding the three months ended March 31, 2019

4.       Stock and Share-Based Compensation

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

As of March 31, 2019, the following shares had been issued under the 2013 RSU Plan:

Year of Issuance:	Number of Shares	Fair Value at Date of Grant	Shares Vested	Non-Vested	Cancelled
2013	120,000	$26,400	115,000	–	5,000
2014	122,100	$30,946	101,850	–	20,250
2015	150,000	$39,000	85,000	15,000	50,000
2016	–	–	–	–	–
2017	563,000	$114,030	126,600	30,000	406,400
2018	80,000	$11,192	20,000	60,000	–
	1,035,100	$221,568	448,450	105,000	481,650

5.       Commitments and Contingencies

Legal Proceedings

The Company is occasionally involved in other claims and proceedings, which are incidental to its business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

6.       Related Party Transactions

During the three months ended March 31, 2019 and 2018, the Company paid fees to its directors of $0 and $12,000 for their roles as members of the Board of Directors and its related committees; fees paid to the Company’s Chairman totaled $10,000 for management and other services provided.

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

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated, including, but not limited to the following:

•	We currently have no lender financing to maintain our operations;

•	Our auditors have expressed substantial doubt that we will be able to continue as a going concern.

•	We cannot provide any assurance that we can fund the Company’s capital needs in the near or long term;

•	We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operation could be negatively affected;

•	We may not be able to renegotiate our current prime vendor agreement on terms favorable to us, if at all;

•	We are in default under our revolving credit facility;
•	Our line of credit with our prime vendor has been significantly reduced putting increased pressure on our cash flow and negatively affecting our ability to procure pharmaceuticals for resale to our customers;

•	Our failure to re-credential with Caremark has resulted in an inability to fill prescriptions for Caremark and ultimately in our termination with Caremark;

•	We have identified certain material weaknesses in our internal control over financial reporting;

•	We have determined that our disclosure controls are not effective;

•	We may be affected by the introduction of new brand name and generic prescription drugs, the conversion rate and mix of prescriptions filled, the reimbursement rate by third party payors of prescriptions and increases in the cost to procure those drugs;

•	We are subject to considerable uncertainty as to how current Health Reform Laws will affect our business and operations;

•	We could be negatively affected by future legislative or regulator policies designed to manage healthcare costs or alter healthcare financing practices; and

•	We handle confidential healthcare information for our customers and are subject to the risk in securing such confidential information and protecting it from cyber-attacks.

These and other risks, assumptions and uncertainties include, but are not limited to, those factors described in the “Risk Factors” sections of our Registration Statement on Annual Form 10-K filed on May 6, 2019. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement.

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

Recent Developments

The revolving credit facility (“the Revolver”) with the First National Bank of Omaha (“the Lender”) was secured by, but not limited to, the accounts receivable, inventory, and the fixed assets of the Borrowers. On August 1, 2018, the Company was obligated to make payment of the outstanding principal of $3,956,000 plus $18,000 in accrued and unpaid interest under the Revolver with the Lender. Failure to make this payment on the August 1, 2018, maturity date was an event of default under the Revolver. The accrued interest of $18,000 was paid on August 2, 2018. An event of default under the Revolver permits the Lender, among other things, to foreclose on the assets securing the Revolver, which includes certain retail pharmacy assets, specifically but not limited to, inventory, equipment, software, accounts receivable, intangibles and deposit accounts of the Company (the “Secured Assets”). In addition to the failure to make the payment on the maturity date, as of August 1, 2018, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio of not less than 1.00 to 1.00, as defined under the Revolver. Failure to maintain this financial covenant also constitutes an event of default under the Revolver.

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

In January 2018, in an attempt to maintain a higher tier rebate with Cardinal and avoid a margin shrink, management increased order volume resulting in higher inventory levels and less working capital and the maxing out of Dougherty’s line of credit by September 2018. This was in addition to the default on the revolver in August 2018 and the discontinuation of the corporate credit card program. The lower working capital resulted in a reduction in the ability to procure OTC stock (higher margin sales), an increase in out-of-stocks and poor customer service levels. This in turn had the opposite impact on our margin from what was intended – we lost sales on high margin OTC items and January’s high rebate was offset by lower rebates in February and March.

The loss of the line of credit and switch to COD ordering in turn exacerbated the poor level of service as it resulted in an increase in partial fills and out-of-stocks of essential prescription medications. Cardinal chose to decrease the line of credit by $64,000 / month beginning in February 2019 to offset Dougherty’s defaulted loan agreement putting further pressure on free cash flow and Dougherty’s ability to procure drugs. This issue was further compounded when Cardinal on several occasions did not release the orders even after receiving payments for them. In February 2019 all stores were allocated maximum weekly purchasing ability from Cardinal – focusing on medication owed to the customer and chronic medication. Our inability to renegotiate the loan agreement with Cardinal has affected Dougherty’s ability to ensure the safety and continual medication supply to their customers and forced management to seek alternative suppliers.

In September 2018, the company received notification from JC Penny that they would discontinue the subsidy for fiscal year 2019. No new agreement could be reached in January and the Legacy Pharmacy was closed in February and the contract with JC Penny terminated.

In December 2018, the Long Term Care pharmacy was wound down due to the inability of Dougherty’s to manage it profitably. All residual business was transferred to the Preston Royal store.

In January 2019, in an attempt to curtail spending, the decision was made to change phone carriers. The result was devastating; customers were unable to get through to the pharmacy, were being kept on hold for hours or the calls continually dropped. More labor was added in an attempt to improve the conditions with little impact.

In February 2019, Caremark, which represents a little over 30% of Dougherty’s business sent a letter out to all their members letting them know that Dougherty’s will no longer be able to fill prescriptions for them as a result of management failing to re-credential with Caremark by the cutoff date of 12/18. In spite of a $30,000 marketing campaign to reassure our customers, numerous customers transferred out. On 3/31 the Caremark contract was terminated and re-credentialing started as soon as all information on the State Secretary and Texas State Board of Pharmacy was updated.

In February 2019, TI money from Eden’s for the Preston Royal location was renegotiated and reinstated allowing management to start renovations with an emphasis on improving workflow and thus customer service, upgrading and expanding the sterile and non-sterile compounding departments to increase manufacturing capacity and reduce wait times. It also allowed Dougherty’s to ensure USP 800 standards, required by December 2019 to continue operations, were both met and exceeded. The LTC area was upgraded in anticipation of relaunching that business in the second quarter 2019. The central fill and mail order rooms were installed and application for licensing submitted to allow those businesses to launch in the 3rd quarter 2019.

On May 10, 2019, the Company signed an agreement to sell certain prescription files of three locations to a national Fortune 500 pharmaceutical and healthcare retail company, with the planned proceeds to reduce the Company’s debt and improve its balance sheet. However, as of May 20, 2019, the parties have terminated this agreement. The Company anticipates proceeding with a sale of these assets, but no other buyer has been identified, nor can we give any assurances that we could locate another interested buyer and close a deal on terms acceptable to the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion explains the material changes in our results of operations for the three months ended March 31, 2019 and 2018, and the significant developments affecting our financial condition since the Form 10-K filed May 6, 2019. We strongly recommend that you read our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2018 and 2017 filed in that report, along with this report.

Comparison of the Three months ended March 31, 2019, to the Three months ended March 31, 2018 (000’s Omitted)

	Three Months Ended March 31,
	2019	2018	$ Change

Revenue	$7,767	$9,455	$(1,688)
Cost of sales (exclusive of depreciation and amortization shown separately below)	5,754	6,887	1,133
Gross profit	2,013	2,568	(555)
Operating expenses
Selling, General and Administrative	2,170	2,509	(339)
Depreciation and amortization	224	242	(18)
Other income	–	37	(37)
Interest expense	(112)	(110)	2
Income tax provision	(5)	(10)	(5)
Net loss	$(498)	$(266)	$272
plus:
Interest expense	$112	$110	$2
Depreciation and amortization	224	242	(18)
Income tax provision	5	10	(5)
EBITDA	$(157)	$96	$(253)

Prescription count	87,057	103,098	(16,041)

Revenues

Net revenues decreased approximately $1,688,000 or 17.9% in the three months ended March 31, 2019 as compared to prior year. Retail pharmacy prescriptions sold decreased 16,041 or 15.6% for the same period. Third party fees netted against revenue increase $70,000 to 2.3% of total revenues compared to 1.1% for the same period in the prior year.

Gross profit

Gross profit dollars decreased $555,000, or 21.6% as a result of the factors discussed in Revenues above. Gross profit as a percent of revenues declined to 25.9% for the three months ended March 31, 2019, as compared to 27.2% during the same period prior year due to an increase in third party payor fees that began increasing at the beginning of 2017. Total third party fees for the three months March 31, 2019, ended increased $71,000 as compared to the same quarter prior year. Net Direct and Indirect Remuneration fees during the three months ended March 31, 2018 were comparable to the same quarter prior year.

SG&A expenses

SG&A expenses decreased $339,000, or 13.5% for the three months ended March 31, 2019, as compared to prior year. SG&A expenses as a percentage of revenues for the three months ended March 31, 2019, increased to 27.9% as compared to 26.5% for the same period prior year. The decrease in SG&A expenses during the three months ended March 31, 2019, is due to salary and payroll related cost savings from the corporate wide reorganization. The increase in operating expenses as a percentage of revenues is due to lower revenue as compared to prior year. Management plans to continue cost reduction initiatives during 2019 to decrease SG&A expenses as a percentage of revenues.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA decreased $253,000, or 263.5% for the three months ended March 31, 2019, as compared to the same prior year during the prior year. EBITDA as a percentage of revenues was -2.0% and 1.0% during the three months ended in March 31, 2019. The decrease in EBITDA for the three months ended March 31, 2019, compared to the same period during prior year, is primarily due to lower gross profit dollars offset by SG&A savings and a decrease in other income of $37,000 derived from a non-pharmacy related transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had working capital deficit of approximately $4.0 million as compared to working capital deficit of approximately $3.4 million at December 31, 2018. Negative working capital is due to the reclassification of the Revolver balance of $4.0 million as of both March 31, 2019 and December 31, 2018, to current liabilities to present the consolidated financial statements in conformity with GAAP (See Note 2). The reclassification does not affect the representation of the Company’s overall performance. The net increase in negative working capital of $0.6 million is discussed below. The Company is actively engaged in negotiating the re-financing of this indebtedness.

As of March 31, 2019, we had cash of approximately $64,000, as compared to approximately $248,000, at December 31, 2018. The net decrease in cash for the three months ended March 31, 2019, of $179,000 was due to the an increase in accounts receivable and inventory and a reduction accounts payable and note payments.

As of March 31, 2019, the Company had total current assets of $4,737,000 and total current liabilities of $8,762,000 creating negative working capital of approximately $4,025,000 as compared to total current assets of $4,902,000 and total current liabilities of $8,268,000 creating negative working capital of approximately $3,366,000 at December 31, 2018. The overall increase in negative working capital of $659,000 is primarily due to increases in trade accounts receivable, inventory and prepaid expenses and decreases in accrued liabilities and the Revolver.

The change in cash and cash equivalents is as follows:

	Three Months Ended March 31,
	2019	2018

Net cash (used in) provided by operating activities	$(108)	$150
Net (used in) provided by investing activities	(5)	(75)
Net cash used in financing activities	(66)	(101)
Net (decrease) increase in cash	$(179)	$(26)

Net cash used in operating activities was approximately $108,000 in the three months ended March 31, 2019, compared to $150,000 provided by operating activities in the three months ended March 31, 2018. The decrease of $258,000 was primarily related to the decline in revenues discussed in “Revenues” above resulting in an increase in net loss of $232,000, a decrease in cash provided by accounts receivable of $85,000, an decrease in cash used by inventory of $82,000 and a decrease in cash used by accounts payable of $78,000, and net increases in cash provided by other changes of $70,000.

Net cash used in investing activities was approximately $5,000 for the three months ended March 31, 2019, compared to $75,000 in the three months ended March 31, 2018. Cash used to purchase property and equipment was $5,000 for the three months ended March 31, 2019, compared to $75,000 for the prior year.

Net cash used in financing activities was $66,000 in the three months ended March 31, 2019, compared to $101,000 for the same period in 2018. The $66,000 was used to pay down insurance note payable.

Our principal indebtedness at March 31, 2019, consists of the following:

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

Further, in February 2019 Cardinal chose to decrease the Company’s line of credit by $64,000/month to offset Dougherty’s defaulted loan agreement putting further pressure on free cash flow and Dougherty’s ability to procure drugs. This issue was further compounded when Cardinal on several occasions did not release the orders even after receiving payments for them. As a result, beginning in February 2019 all stores were allocated maximum weekly purchasing ability from Cardinal – focusing on medication owed to the customer and chronic medication.

On March 22, 2019, the Company secured a letter of credit in the amount of $825,000 issued by Legacy Texas Bank for the benefit of Associated Food Stores, Inc. that renews annually with a reduction of $100,000 on each anniversary date.

On May 10, 2019, the Company signed an agreement to sell certain prescription files of three locations to a national Fortune 500 pharmaceutical and healthcare retail company, with the planned proceeds to reduce the Company’s debt and improve its balance sheet. However, as of May 20, 2019, the parties have terminated this agreement. The Company anticipates proceeding with a sale of these assets, but no other buyer has been identified, nor can we give any assurances that we could locate another interested buyer and close a deal on terms acceptable to the Company.

In addition, the audit opinion that accompanies our audited financial statements for the year ended December 31, 2018, is qualified in that our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Historically, we have maintained a level of liquidity sufficient to allow us to cover our cash needs in the short-term. Over the long-term, we have managed our cash and capital structure to maintain our financial position and maintain flexibility for future strategic initiatives through borrowings under our Revolver. However, since we have been in default in our Revolver, we have no significant financing source to rely upon to meet our short or long term capital needs.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt service needs through January 1, 2020. In order to have sufficient cash to fund our operations, we will need to significantly increase our revenues or raise additional equity or debt capital by January 1, 2020 in order to continue as a going concern, and we cannot provide any assurance that we will be successful in doing so.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our line of credit with our prime vendor has been significantly reduced putting increased pressure on our cash flow and negatively affecting our ability to procure pharmaceuticals for resale to our customers.

Cardinal chose to decrease the line of credit by $64,000 / month beginning in February 2019 to offset Dougherty’s defaulted loan agreement putting further pressure on free cash flow and Dougherty’s ability to procure drugs. This issue was further compounded when Cardinal on several occasions did not release the orders even after receiving payments for them. In February 2019 all stores were allocated maximum weekly purchasing ability from Cardinal – focusing on medication owed to the customer and chronic medication. Dougherty’s is unable to ensure the safety and continual medication supply to our customers and management has been forced to seek alternative suppliers. This will likely negatively impact our ability to operate our business and in turn could have a material adverse effect on our results of operations and our ability to continue as a going concern.

Our failure to re-credential with Caremark has resulted in an inability to fill prescriptions for Caremark and ultimately in our termination with Caremark.

In February 2019, Caremark, which represents a little over 30% of Dougherty’s insurance reimbursement business sent a letter out to all their members letting them know that Dougherty’s will no longer be able to fill prescriptions for them as a result of management failing to re-credential with Caremark by the cutoff date of 12/18. In spite of a $30,000 marketing campaign to reassure our customers, numerous customers transferred out. On 3/31 the Caremark contract was terminated and re-credentialing started as soon as all information on the State Secretary and Texas State Board of Pharmacy was updated.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instances Document (*)
101.SCH	XBRL Taxonomy Extension Schema Document (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

(1)	Filed herewith.
*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2019.

DOUGHERTY’S PHARMACY, INC.

By:	/s/ Stewart I. Edington
Stewart I. Edington
President and Chief Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the President - Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (1)

32	Certification of the President - Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instances Document (*)
101.SCH	XBRL Taxonomy Extension Schema Document (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

(1)	Filed herewith.
*	To be filed by amendment.

