Form 10-Q/A
period 2019-03-31
Dougherty's Pharmacy, Inc.
filed 2019-05-23
CIK 1080029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

Number of shares of common stock, $0.0001 par value, of registrant outstanding at May 15, 2019: 23,097,914

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 20, 2019.

2

Item 6. Exhibits

Exhibit Number	Description

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2019.

DOUGHERTY’S PHARMACY, INC.

By:	/s/ Stewart I. Edington
Stewart I. Edington
President and Chief Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)

4

EXHIBIT INDEX

Exhibit Number	Description

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

5